Form 10-Q
period 1996-03-30
NATIONAL VISION ASSOCIATES LTD
filed 1996-05-06
CIK 868263

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                     Commission File
ended March 30, 1996                                         Number 0-20001

                        NATIONAL VISION ASSOCIATES, LTD.
             (Exact name of registrant as specified in its charter)


             GEORGIA                                         58-1910859
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)



      296 GRAYSON HIGHWAY                                    30245
      LAWRENCEVILLE, GEORGIA                                 (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (770) 822-3600


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----      -----

         The number of shares of Common Stock of the registrant outstanding as of April 17, 1996 was 20,610,018.

         The Exhibit Index is located at page 11.

- - --------------------------------------------------------------------------------

                        NATIONAL VISION ASSOCIATES, LTD.

                                FORM 10-Q INDEX


                                                                        PAGE OF
                                                                        FORM 10-Q
                                                                        ---------
PART I - FINANCIAL INFORMATION
- - ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets -
         December 30, 1995 and March 30, 1996                               3

         Condensed Consolidated Statements of Operations -
         Three Months Ended April 1, 1995 and March 30, 1996                4

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended April 1, 1995 and March 30, 1996                5

         Notes to Condensed Consolidated Financial Statements -             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      8

PART II - OTHER INFORMATION
- - ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  11

                                     PART I
                             FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 30, 1995 AND MARCH 30, 1996
                        (000'S EXCEPT SHARE INFORMATION)


                                                                                            DECEMBER 30,      MARCH 30,
                                                                                                1995             1996
                                                                                            ------------     -----------
                                                                                                             (unaudited)

                                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                  $  1,307          $  3,709
 Accounts receivable (net of allowance: 1995-$339; 1996-$408)                                  2,674             3,563
 Receivable from sale of French operations                                                     3,774
 Inventories                                                                                  21,376            21,732
 Store preopening costs (net of accumulated amortization: 1995-$755; 1996-$734)                  880               623
 Assets held for sale                                                                            445
 Other current assets                                                                          1,011             1,738
                                                                                            --------          --------
     Total current assets                                                                     31,467            31,365
                                                                                            --------          --------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                    37,038            37,281
 Furniture and fixtures                                                                       16,283            16,607
 Leasehold improvements                                                                       12,615            12,743
 Construction in progress                                                                      2,266             2,038
                                                                                            --------          --------
                                                                                              68,202            68,669
 Less accumulated depreciation                                                               (19,155)          (20,866)
                                                                                            --------          --------
 Net property and equipment                                                                   49,047            47,803
                                                                                            --------          --------
ORGANIZATION COSTS (net of accumulated amortization: 1995-$529; 1996-$560)                       182               170
                                                                                            --------          --------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
 1995-$190; 1996-$201)                                                                           654             1,175
                                                                                            --------          --------
                                                                                            $ 81,350          $ 80,513
                                                                                            ========          ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                           $  8,537          $  8,285
 Accrued expenses and other current liabilities                                                8,007             9,564
 Current portion of capital lease obligations                                                    158               100
 Current portion of capital lease obligations due to related parties                             322               218
                                                                                            --------          --------
     Total current liabilities                                                                17,024            18,167
                                                                                            --------          --------
LONG-TERM DEBT                                                                                38,000            35,000
                                                                                            --------          --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                         --               --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  20,586,505 and 20,609,617 shares issued and outstanding as
  of December 30, 1995 and March 30, 1996, respectively                                          206               206
 Additional paid-in capital                                                                   42,147            42,156
 Retained deficit                                                                            (11,873)          (10,882)
 Cumulative foreign currency exchange rate translation                                        (4,154)           (4,134)
                                                                                            --------          --------
      Total shareholders' equity                                                              26,326            27,346
                                                                                            --------          --------
                                                                                            $ 81,350          $ 80,513
                                                                                            ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        NATIONAL VISION ASSOCIATES, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000'S EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)



                                                            Three Months Ended
                                                        -------------------------
                                                         April 1,       March 30,
                                                           1995           1996
                                                        ---------      ----------

NET SALES                                               $37,168         $40,133
COST OF GOODS SOLD                                       16,714          18,724
                                                         ------          ------
GROSS PROFIT                                             20,454          21,409
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                                18,734          19,386
                                                         ------          ------
OPERATING INCOME                                          1,720           2,023
OTHER EXPENSE, NET                                          551             659
                                                        -------         -------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                            1,169           1,364
PROVISION FOR INCOME TAXES                                  332             373
                                                         ------         -------
NET INCOME                                              $   837         $   991
                                                        =======         =======

NET INCOME PER COMMON SHARE                             $   .04         $   .05
                                                        =======         =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        NATIONAL VISION ASSOCIATES, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                    (000'S)

                                                                                 THREE MONTHS ENDED
                                                                                 ------------------
                                                                               APRIL 1,     MARCH 30,
                                                                                 1995          1996
                                                                                 ----          ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $  837         $  991
                                                                               ------         ------
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                                2,306          2,531
   Changes in assets and liabilities:
     Accounts receivable                                                       (1,095)         2,826
     Inventories                                                                 (232)          (355)
     Store preopening costs                                                      (261)          (111)
     Other current assets                                                         255           (727)
     Assets held for sale                                                         124              8
     Provision for deferred taxes                                                                280
     Accounts payable, accrued expenses and other current liabilities           1,597          1,025
                                                                               ------         ------
         Total adjustments                                                      2,694          5,477
                                                                               ------         ------
         Net cash provided by operating activities                              3,531          6,468
                                                                               ------         ------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (3,884)          (834)
   Organization costs                                                             (40)           (19)
   Change in other assets                                                        (319)           (80)
                                                                               ------         ------
         Net cash used in investing activities                                 (4,243)          (933)
                                                                               ------         ------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayment) on long-term debt                                 2,000         (3,000)
   Net proceeds from issuance of common stock                                       4              9
   Net payment on capital leases                                                 (167)          (162)
                                                                               ------         ------
         Net cash provided by (used for) financing activities                   1,837         (3,153)
                                                                               ------         ------
 Effect of foreign currency exchange rate changes                                (800)            20
                                                                               ------         ------
 NET INCREASE IN CASH                                                             325          2,402
 CASH AND CASH EQUIVALENTS, beginning of period                                 2,400          1,307
                                                                               ------         ------
 CASH AND CASH EQUIVALENTS, end of period                                      $2,725         $3,709
                                                                               ======         ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        NATIONAL VISION ASSOCIATES, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1996
                                  (UNAUDITED)


(1)     BASIS OF FINANCIAL STATEMENT PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. Certain amounts in the April 1, 1995 condensed consolidated financial statements have been reclassified to conform to the March 30, 1996 presentation.

   Effective as of January 1, 1995, the Company changed its year end to a 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December 31. Pursuant to such calendar, financial information for 1995 and 1996 is presented for the 13-week period ended April 1 and March 30, respectively. Due to various statutory and other considerations, international operations were not changed to this 52/53 week calendar. To allow for more timely consolidation and reporting, international operations are reported using a fiscal year ended November 30. The net effect of these changes are not material to the condensed consolidated financial statements.

(2)     RELATED-PARTY TRANSACTIONS

   During the three months ended April 1, 1995 and March 30, 1996, the Company made lease payments of approximately $114,000 to a lease finance company which is owned by a shareholder/director of the Company. The Company made payments of approximately $183,000 and $6,500 during the three months ended April 1, 1995 and March 30, 1996, respectively, for insurance purchased through an agency in which a director of the Company has a substantial ownership interest. During the three months ended April 1, 1995 and March 30, 1996, the Company made payments of approximately $811,000 and $73,000, respectively, to a fixture company which has made certain installment payments to the spouse of the Company's Vice Chairman, pursuant to an agreement entered into in 1992.

(3)     NET INCOME PER COMMON SHARE

   Net income per common share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period. Options granted to purchase common stock have been included in the calculation of the shares used in computing per share information as if they were outstanding as of the date of grant, using the treasury stock method. The weighted average number of common shares outstanding used in the calculation is as follows (000's):

                                                    Three Months Ended
                                               ---------------------------
                                                April 1,         March 30,
                                                  1995              1996
                                                  ----              ----
Pro forma weighted average number of
  shares outstanding                             20,637            20,642
                                                 ======            ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At March 30, 1996, the Company operated 322 vision centers, versus 310 vision centers at April 1, 1995. Due to the disposition of poor performing international and domestic operations, the mix of the Company's store count has changed dramatically. At the close of the first quarter, 1996, the Company operated 16 vision centers outside of the United States, representing 5% of its vision center base, whereas the Company operated 31 such vision centers, or 10% of its vision center base, at the close of the first quarter, 1995. (See note 1 to Condensed Consolidated Financial Statements.) In addition, at March 30, 1996, the Company operated no vision centers in Venture stores, but operated 21 such vision centers at April 1, 1995.

Three Months Ended March 30, 1996 (the "Current Period") Compared to Three Months Ended April 1, 1995 (the "Prior Period")

CONSOLIDATED RESULTS

   Net Sales. Net sales during the Current Period increased to $40.1 million from $37.2 million for the Prior Period due in part to the increase in the number of operating vision centers from 310 as of April 1, 1995 to 322 as of March 30, 1996. Average weekly net sales per domestic vision center decreased from $9,900 in the Prior Period to $9,700 in the Current Period. The decline was due primarily to a reduction in average sales for stores open less than one year and a reduction in sales of 0.5% for stores open more than one year. Adverse weather in the early part of the Current Period negatively affected sales.

   Gross Profit. For the Current Period, gross profit increased to $21.4 million from $20.5 million in the Prior Period. This increase was primarily due to the increased net sales described above. Gross profit as a percent of sales is lower in the Current Period due primarily to an increase in license fees.

   Selling, General, and Administrative Expenses ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $19.4 million in the Current Period from $18.7 million for the Prior Period, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense was 48.3% in the Current Period, compared to 50.4% for the Prior Period. The percentage decrease was attributable to improved efficiencies at store level as well as improvements in the operation of the domestic and international administrative offices.

   Other Expense. The increase in other expense to $659,000, compared to $551,000 in the Prior Period, is due to higher interest costs. The increase in interest costs results from an increase in average borrowings by the Company under its credit facility to help fund stores opened during the twelve months ended March 30, 1996, partially offset by a decrease in the average rate charged on the Company's line of credit.

   Provision for Income Taxes. The effective income tax rate in the Current Period is comparable to the Prior Period. Given the successful completion of the sale of the unprofitable Venture domestic operations in the first quarter of 1996, the Company has reassessed the realizability of domestic net operating loss carryforwards and accordingly reduced the valuation allowance in the first quarter. The Company expects to further reduce the allowance through 1996 if domestic earnings continue to improve.

   Net Income. Net income was $991,000, or $0.05 per share, as compared to net income of $837,000, or $0.04 per share, in the Prior Period.

INTERNATIONAL RESULTS

   Net Sales. Net sales from international operations decreased to $1.3 million in the three month period ended February 29, 1996 from $2.3 million in the comparable period a year ago. The sales decrease is primarily attributable to a reduction from 31 vision centers operating abroad at February 28, 1995 to 16 such vision centers at February 29, 1996. Average weekly net sales per vision center decreased from $4,800 to $3,700, primarily because of the sale of the French operation, the sales from which increased the 1995 average weekly net sales amount.

   Gross Profit. Gross profit decreased to $500,000 from $1.1 million in the comparable period last year because of decreased sales.

   SG&A Expense. SG&A expense decreased to $830,000 from $1.5 million in the comparable period last year. SG&A expense as a percentage of sales remained flat over the prior year. Management expects this percentage to decrease as new locations are added in Mexico.

   Operating Loss. The operating loss for international operations does not include allocated corporate overhead, interest, or taxes. The international operations generated an operating loss of $381,000 in the three months ended February 28, 1995 as opposed to an operating loss of $340,000 in the three months ended February 29, 1996. A majority of the loss in 1996 was attributable to the Company's French operations, which were sold in early 1996.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 30, 1996, the Company anticipates opening 29 domestic vision centers during the last three quarters of 1996. Average costs for domestic vision centers have approximated $132,500 for fixed assets, $35,000 for inventory, and $20,000 for preopening expenses. The Company currently plans to open only 4 foreign vision centers in 1996, all of which will be in Mexico.

   In the opinion of management, internally generated funds, as well as funds available under the Company's line of credit, will be sufficient to fund ongoing operating costs associated with its current vision centers and costs for additional vision centers scheduled to be opened in 1996. At March 30, 1996, the Company had borrowed $35 million under its $45 million credit facility, a $3 million reduction in borrowings from December 30, 1995. At April 27, 1996, $33 million was outstanding under the credit facility. Management believes that, during 1996, the Company should be able to further reduce long-term debt, subject to operating results and the opening schedule of vision centers.

                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

   The following exhibits are filed herewith or incorporated by reference:
                                                                             Exhibit
                                                                              Number
                                                                              ------
   Amended and Restated Articles of Incorporation of the Company                3.1(*)

   Amended and Restated By-Laws of the Company                                  3.2(*)

   Amended and Restated Articles of Incorporation of the Company
      (included as Exhibit 3.1)                                                 4.1(*)

   Amended and Restated By-Laws of the Company
      (included as Exhibit 3.2)                                                 4.2(*)

   Specimen Common Stock Certificate                                            4.3(*)

   Statement Regarding Computation of Per Share Earnings                         11(degrees)

   Executive Relocation Policy                                                10.47(degrees ++)

   Financial Data Schedule (for SEC use only)                                    27

(*) Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

(degrees)     Filed with this Form 10-Q.

(degrees ++)  Management contract or compensatory plan or arrangement in which a director or named executive officer participates.

   (b)  Reports on Form 8-K.

   The registrant filed one report on Form 8-K during the three months ended March 30, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NATIONAL VISION ASSOCIATES, LTD.



                                 By:  Sandra M. Buffa
                                      ------------------------
                                      Sandra M. Buffa
                                      Senior Vice President
                                      Finance

                                 May 6, 1996