Form 10-Q
period 1996-06-29
NATIONAL VISION ASSOCIATES LTD
filed 1996-07-30
CIK 868263

                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                          Commission File
ended June 29, 1996                               Number 0-20001

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

     The number of shares of Common Stock of the registrant outstanding as of July 17, 1996 was 20,623,996.

     The Exhibit Index is located at page 13.
- ---------------------------------------------------

                 NATIONAL VISION ASSOCIATES, LTD.

                         FORM 10-Q INDEX

                                                          Page of
                                                          Form 10-Q
                                                          ---------

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          December 30, 1995 and June 29, 1996                  3

          Condensed Consolidated Statements of Operations -
          Three Months Ended July 1, 1995 and June 29, 1996,
          and Six Months Ended July 1, 1995 and
          June 29, 1996                                        4

          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended July 1, 1995 and June 29, 1996      5

          Notes to Condensed Consolidated Financial
            Statements                                         6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS        8

PART II - OTHER INFORMATION
- ---------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS                                  12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     13

                                   PART I
                            FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                       NATIONAL VISION ASSOCIATES, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 30, 1995 and June 29, 1996
                       (000's except share information)

                                                                                          December 30,        June 29,
                                                                                              1995              1996
                                                                                          ------------        -------
                                                                                                             (unaudited)
                                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                   $ 1,307           $ 1,090
 Accounts receivable (net of allowance: 1995-$339; 1996-$448)                                  2,674             4,329
 Receivable from sale of French operations                                                     3,774
 Inventories                                                                                  21,376            23,867
 Store preopening costs (net of accumulated amortization: 1995-$775; 1996-$879)                  880               482
 Assets held for sale                                                                            445
 Other current assets                                                                          1,011             1,711
                                                                                             -------           -------
     Total current assets                                                                     31,467            31,479
                                                                                             -------           -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                    37,038            37,574
 Furniture and fixtures                                                                       16,283            16,780
 Leasehold improvements                                                                       12,615            12,912
 Construction in progress                                                                      2,266             2,161
                                                                                             -------           -------
                                                                                              68,202            69,427
 Less accumulated depreciation                                                               (19,155)          (22,810)
                                                                                             -------           -------
 Net property and equipment                                                                   49,047            46,617
                                                                                             -------           -------
ORGANIZATION COSTS (net of accumulated amortization: 1995-$529; 1996-$587)                       182               148
                                                                                             -------           -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
 1995-$190; 1996-$212)                                                                           654             1,196
                                                                                             -------           -------
                                                                                             $81,350           $79,440
                                                                                             =======           =======
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                            $ 8,537           $ 9,033
 Accrued expenses and other current liabilities                                                8,007             9,402
 Current portion of capital lease obligations                                                    158                46
 Current portion of capital lease obligations due to related parties                             322               218
                                                                                             -------           -------
     Total current liabilities                                                                17,024            18,699
                                                                                             -------           -------
LONG-TERM DEBT                                                                                38,000            32,000
                                                                                             -------           -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                         --                --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  20,586,505 and 20,621,196 shares issued and outstanding as
  of December 30, 1995 and June 29, 1996, respectively                                           206               206
 Additional paid-in capital                                                                   42,147            42,159
 Retained deficit                                                                            (11,873)           (9,630)
 Cumulative foreign currency exchange rate translation                                        (4,154)           (3,994)
                                                                                             -------           -------
      Total shareholders' equity                                                              26,326            28,741
                                                                                             -------           -------
                                                                                             $81,350           $79,440
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


                                                        NATIONAL VISION ASSOCIATES, LTD.
                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (000's except per share information)
                                                                   (Unaudited)


                                               Three Months Ended                  Six Months Ended
                                            -------------------------          -------------------------
                                            July 1,           June 29,         July 1,           June 29,
                                             1995               1996            1995               1996
                                             ----               ----            ----               ----


NET SALES                                  $35,725            $40,525          $72,893           $80,658
COST OF GOODS SOLD                          16,586             19,133           33,252            37,824
                                           -------            -------          -------           -------
GROSS PROFIT                                19,139             21,392           39,641            42,834
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                   17,314             19,202           36,097            38,620
                                           -------            -------          -------           -------
OPERATING INCOME                             1,825              2,190            3,544             4,214
OTHER EXPENSE, NET                             775                507            1,326             1,164
                                           -------            -------          -------           -------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                               1,050              1,683            2,218             3,050
PROVISION FOR INCOME TAXES                     240                431              572               805
                                           -------            -------          -------           -------
NET INCOME                                 $   810            $ 1,252          $ 1,646           $ 2,245
                                           =======            =======          =======           =======

NET INCOME PER COMMON SHARE                $  0.04            $  0.06          $  0.08           $  0.11
                                           =======            =======          =======           =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                        NATIONAL VISION ASSOCIATES, LTD.
                                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)
                                                                    (000's)
                                                                                      Six Months Ended
                                                                                  ------------------------
                                                                                   July 1,         June 29,
                                                                                    1995             1996
                                                                                    ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $ 1,646          $ 2,245
                                                                                   -------          -------
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                                     4,901            4,658
   Changes in assets and liabilities:
     Accounts receivable                                                            (1,715)          (1,340)
     Inventories                                                                       751           (2,491)
     Store preopening costs                                                           (439)            (115)
     Other current assets                                                             (298)            (700)
     Assets held for sale                                                              401                8
     Provision for deferred taxes                                                                       650
     Accounts payable, accrued expenses and other current liabilities                 (535)           1,310
                                                                                   -------          -------
         Total adjustments                                                           3,066            1,980
                                                                                   -------          -------
         Net cash provided by (used in) operating activities                         4,712            4,225
                                                                                   -------          -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (6,782)          (1,592)
   Organization costs                                                                 (111)             (23)
   Proceeds from sale of French operations                                                            3,400
   Change in other assets                                                              161             (113)
                                                                                   -------          -------
         Net cash provided by (used in) investing activities                        (6,732)           1,672
                                                                                   -------          -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayment) on bank line of credit                                 4,000           (6,000)
   Net proceeds from issuance of common stock                                            6                3
   Net repayment on long-term debt and capital leases                                 (325)            (275)
                                                                                   -------          -------
         Net cash provided by (used in) financing activities                         3,681           (6,272)
                                                                                   -------          -------
 Effect of foreign currency exchange rate changes                                     (776)             158
                                                                                   -------          -------
 NET INCREASE IN CASH                                                                  885             (217)
 CASH AND CASH EQUIVALENTS, beginning of period                                      2,400            1,307
                                                                                   -------          -------
 CASH AND CASH EQUIVALENTS, end of period                                          $ 3,285          $ 1,090
                                                                                   =======          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

               NATIONAL VISION ASSOCIATES, LTD.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     ----------------------------------------------------
                        June 29, 1996
                         (Unaudited)
                         -----------

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim period presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. Certain amounts in the July 1, 1995 and December 30, 1995 condensed consolidated financial statements have been reclassified to conform to the June 29, 1996 presentation.

  Effective as of January 1, 1995, the Company changed its year end to a 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December 31. Pursuant to such calendar, financial information for 1996 is presented for the 13-week period and 26-week period ended June 29. Due to various statutory and other considerations, international operations were not changed to this 52/53 week calendar.
To allow for more timely consolidation and reporting, international operations are reported using a fiscal year ended November 30.
The net effect of these changes is not material to the condensed consolidated financial statements.

(2)  RELATED-PARTY TRANSACTIONS

  During the three months ended July 1, 1995 and June 29, 1996, the Company made lease payments of approximately $76,000 and $114,000, respectively, to a lease finance company which is owned by a shareholder/director of the Company. The Company made payments of approximately $60,000 and $26,000 during the three months ended
July 1, 1995 and June 29, 1996, respectively, for insurance purchased through an agency in which a director of the Company has a substantial ownership interest. During the three months ended July 1, 1995 and June 29, 1996, the Company made payments of approximately $700,000 and $182,000, respectively, for store fixtures to a company which made certain installment payments to the spouse of the Company's
Vice Chairman, pursuant to an agreement entered into in 1992. At this time, management does not intend to acquire store fixtures from such company in the future.

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

                            Three Months Ended              Six Months Ended
                          -----------------------       ------------------------
                          July 1,        June 29,       July 1,         June 29,
                           1995            1996          1995             1996
                           ----            ----          ----             ----

Weighted average common
  shares outstanding      20,658          20,723         20,648          20,682
                          ======          ======         ======          ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At June 29, 1996, the Company operated 328 vision centers, versus 318 vision centers at July 1, 1995. Since July 1, 1995, the Company has closed or disposed of 37 locations.


Three Months Ended June 29, 1996 (the "Current Period") Compared to Three Months Ended July 1, 1995 (the "Prior Period")

CONSOLIDATED RESULTS

  NET SALES. Net sales during the Current Period increased to $40.5 million from $35.7 million for the Prior Period due to an increase in comparable store sales as well as to the increase in the number of operating domestic vision centers (excluding those in Venture stores) from 264 as of July 1, 1995 to 312 as of June 29, 1996. Average weekly net sales per vision center increased by 9% from $8,800 during the Prior Period to $9,600 during the Current Period. Such increase was due to the increase in same store sales as well as to the closure in late 1995 and early 1996 of poor performing vision centers in Mexico and vision centers located in Venture stores.

  For the Current Period comparable domestic store sales increased
6% versus the Prior Period. Management believes that new merchandising programs, coupled with improved in-store presentation of inventory, contributed to this increase.

  Net sales from international operations decreased from $2.1 million in the three-month period ending May 31, 1995 to $870,000 in the comparable period ending May 31, 1996, because of the sale of the Company's French operations and closure of certain Mexican vision centers in 1995 and 1996.

  GROSS PROFIT. For the Current Period, gross profit increased to $21.4 million from $19.1 million in the Prior Period. This increase was primarily due to the increase in net sales described above. Gross profit percentage was reduced by the merchandising programs described above, which caused certain shifts in product mix. As enhancements to these programs have been implemented, gross margin percentage has improved. Such percentage decreased from 53.6% in the Prior Period to 52.8% in the Current Period.

  SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $19.2 million in the Current Period from $17.3 million for the Prior Period, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense was 47.4% in the Current Period, compared to 48.5% for the Prior Period. The decrease was attributable to the disposition of poor performing locations, and to improved efficiencies in the operation of administrative offices.

  OTHER EXPENSE. The decrease in other expense to $507,000, compared to $775,000 in the Prior Period, is due to reduced interest expense, resulting from the reduction by the Company of its outstanding borrowings under its credit facility, as well as a reduction in interest rates.

  OPERATING INCOME. Operating income for the Current Period increased by 20% to $2.2 million from $1.8 million in the Prior Period. The Company's international operations (16 vision centers) generated an operating loss of $20,000 in the three months ended May 31, 1996, as opposed to an operating loss of $355,000 in the comparable period a year ago. (See note 1 to consolidated financial statements.) The operating loss does not include allocated corporate overhead, interest, and taxes. The reduction in operating loss was due to the sale of the Company's French operations and the closure of eight unprofitable locations in Mexico.

  PROVISION FOR INCOME TAXES. The effective income tax rate in the Current Period is comparable to that in the Prior Period. Given the successful completion of the sale of the unprofitable Venture domestic operations in the first quarter of 1996, the Company has reassessed the realizability of domestic net operating loss carryforwards and accordingly reduced the valuation allowance in the first and second quarters. The Company expects to further reduce the allowance through 1996 if domestic earnings continue to improve.

  NET INCOME. Net income was $1.25 million, or $0.06 per share, as compared to net income of $810,000, or $0.04 per share, in the Prior Period.

Six Months Ended June 29, 1996 (the "Current Period") Compared to
Six Months Ended July 1, 1995 (the "Prior Period")

CONSOLIDATED RESULTS

  NET SALES. Net sales during the Current Period increased to $80.7 million from $72.9 million for the Prior Period. Average weekly net sales per vision center increased from $9,000 during the Prior Period to $9,400 during the Current Period. Strong comparable store sales in the second quarter along with the dispositions and closures discussed above contributed to this increase. Because of the dispositions and closures described above, net sales from international operations decreased from $4.4 million in the six-month period ended May 31, 1995 to $2.1 million in the comparable period ended May 31, 1996.

  GROSS PROFIT. For the Current Period, gross profit increased to $42.8 million from $39.6 million in the Prior Period. This increase was primarily due to the increased net sales described above. Gross profit as a percentage of sales declined from 54.4% in the Prior Period to 53.1% in the Current Period. This percentage was reduced by the merchandising programs described above, which caused certain shifts in product mix. As enhancements to these programs have been implemented, gross margin percentage has improved.

  SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $38.6 million in the Current Period from $36.1 million for the Prior Period, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense was 47.9% in the Current Period, compared to 49.5% for the Prior Period. Cost reductions from the dispositions and closures previously discussed, along with improved administrative efficiencies, contributed to the reduced SG&A expense.

  OTHER EXPENSE. The decrease in other expense to $1.2 million, compared to $1.3 million in the Prior Period, is due to lower interest expense. The decrease in interest expense results from reduced borrowings under the Company's credit facility, coupled with a reduction in interest rates.

  OPERATING INCOME. Operating income for the Current Period increased by 19% to $4.2 million from $3.5 million in the Prior Period. International operations generated an operating loss
(which excludes allocated corporate overhead, interest, and taxes) of $360,000 for the six months ended May 31, 1996 as opposed to an operating loss of $737,000 in the comparable period a year ago. The loss for the six-month period ending May 31, 1996 is disproportionately higher than the loss for the three-month period ending on the same date because the six-month period includes the last month of calendar 1995, before the Company sold its unprofitable locations in France and closed certain unprofitable locations in Mexico. (See note 1 to consolidated financial statements.)

  PROVISION FOR INCOME TAXES. The effective income tax rate in the Current Period is comparable to that in the Prior Period. Given the successful completion of the sale of the unprofitable Venture domestic operations in the first quarter of 1996, the Company has reassessed the realizability of domestic net operating loss carryforwards and accordingly reduced the valuation allowance in the first and second quarters. The Company expects to further reduce the allowance through 1996 if domestic earnings continue to improve.

  NET INCOME. Net income was $2.2 million, or $0.11 per share, as compared to net income of $1.6 million, or $0.08 per share, in the Prior Period.

  RISK FACTORS. The Company's financial results depend significantly on comparable store sales, gross margins and on SG&A expense. The first two factors depend in large part upon the Company's merchandising and marketing programs. Through the end of the second quarter of 1996, these programs have increased the Company's market share and have exerted pressure on gross margin percentage. The Company continues to evaluate and enhance these programs.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 29, 1996, the Company anticipates opening 13 domestic vision centers during the last two quarters of 1996. Average costs to open domestic vision centers have approximated $132,000 for fixed assets, $35,000 for inventory, and $20,000 for preopening expenses. The Company currently plans to open 5 more vision centers in Mexico in 1996. Substantially all of the initial investment required for the new vision centers in Mexico, including inventory, equipment and fixtures, will be supplied from vision centers previously closed.

  In the opinion of management, internally generated funds, as well as funds available under the Company's line of credit, will be sufficient to fund ongoing operating costs associated with its current vision centers and costs for additional vision centers scheduled to be opened in 1996. At June 29, 1996, the Company had borrowed $32 million under its $45 million credit facility. Management believes that, during 1996, the Company should be able to further reduce long-term debt, subject to operating results and the opening schedule of vision centers.

                             PART II
                        OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     At the 1996 Annual Meeting of Shareholders (held on May 7,
1996), the shareholders voted upon and approved management's nominees for directors and the Company's Restated Stock Option and Incentive Award Plan (the "Restated Plan"). The voting was as follows:


         DIRECTORS            VOTES FOR        VOTES        VOTES WITHHELD       ABSTENTIONS        BROKER
                                              AGAINST                                              NON-VOTES
  David I. Fuente            15,841,885                        763,660

  Ronald J. Green            16,091,477                        514,068

  Campbell B. Lanier, III    16,083,177                        522,368

  J. Smith Lanier, II        16,089,098                        516,447

  Sandra M. Buffa            16,080,599                        524,946

  James W. Krause            16,088,981                        516,564

  Edward G. Weiner           15,998,830                        606,715

  Restated Plan               9,875,268       995,997                               62,872



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

   The following exhibits are filed herewith or incorporated by reference:

                                                                                                                Exhibit
                                                                                                                 Number
                                                                                                                 ------

   Amended and Restated Articles of Incorporation of the Company                                                   3.1*

   Amended and Restated By-Laws of the Company                                                                     3.2*

   Amended and Restated Articles of Incorporation of the Company
    (included as Exhibit 3.1)                                                                                      4.1*

   Amended and Restated By-Laws of the Company
    (included as Exhibit 3.2)                                                                                      4.2*

   Specimen Common Stock Certificate                                                                               4.3*

   Statement Regarding Computation of Per Share Earnings                                                          11**

   Restated Stock Option and Incentive Award Plan                                                            10.48**++

   Financial Data Schedule                                                                                        27**


*Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

**Filed with this Form 10-Q.

++Management contract or compensatory plan or arrangement in which a director or named executive officer participates.


  (b)   Reports on Form 8-K.

The registrant filed no report on Form 8-K during the three months ended June 29, 1996.

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NATIONAL VISION ASSOCIATES, LTD.



                         By:   /s/Sandra M. Buffa
                               Sandra M. Buffa
                               Senior Vice President, Finance
                               (Chief Financial Officer)

                         July 30, 1996