Form 10-Q
period 1996-09-28
NATIONAL VISION ASSOCIATES LTD
filed 1996-10-22
CIK 868263

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                Commission File
ended September 28, 1996                                Number 0-20001

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

     The number of shares of Common Stock of the registrant outstanding as of September 28, 1996 was 20,627,599.

     The Exhibit Index is located at page 12.

-----------------------------------------------------

                         NATIONAL VISION ASSOCIATES, LTD.

                                 FORM 10-Q INDEX

                                                                     Page of
                                                                    Form 10-Q
                                                                    ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets -
   December 30, 1995 and September 28, 1996                              3

   Condensed Consolidated Statements of Operations -
   Three Months Ended September 30, 1995 and September 28, 1996,
   and Nine Months Ended September 30, 1995 and September 28, 1996       4

   Condensed Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 1995 and September 28, 1996           5

   Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              12

                                                PART I
                                       FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                   NATIONAL VISION ASSOCIATES, LTD.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                              December 30, 1995 and September 28, 1996
                                  (000's except share information)

                                                                                               December 30,    September 28,
                                                                                                   1995             1996
                                                                                               ------------    -------------
                                                                                                                (unaudited)
                                                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                       $ 1,307          $ 1,034
 Accounts receivable (net of allowance: 1995-$339; 1996-$499)                                      2,674            4,724
 Receivable from sale of French operations                                                         3,774
 Inventories                                                                                      21,376           23,942
 Store preopening costs (net of accumulated amortization: 1995-$755; 1996-$839)                      880              417
 Assets held for sale                                                                                445
 Other current assets                                                                              1,011            1,162
                                                                                                 -------          -------
     Total current assets                                                                         31,467           31,279
                                                                                                 -------          -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                        37,038           38,160
 Furniture and fixtures                                                                           16,283           17,024
 Leasehold improvements                                                                           12,615           13,100
 Construction in progress                                                                          2,266            1,722
                                                                                                 -------          -------
                                                                                                  68,202           70,006
 Less accumulated depreciation                                                                   (19,155)         (24,957)
                                                                                                 -------          -------
 Net property and equipment                                                                       49,047           45,049
                                                                                                 -------          -------
ORGANIZATION COSTS (net of accumulated amortization: 1995-$529; 1996-$311)                           182               65
                                                                                                 -------          -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
 1995-$190; 1996-$226)                                                                               654              711
                                                                                                 -------          -------
                                                                                                 $81,350          $77,104
                                                                                                 =======          =======
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                                $ 8,537          $ 6,564
 Accrued expenses and other current liabilities                                                    8,007           11,033
 Current portion of capital lease obligations                                                        158               10
 Current portion of capital lease obligations due to related parties                                 322
                                                                                                 -------          -------
     Total current liabilities                                                                    17,024           17,607
                                                                                                 -------          -------
LONG-TERM DEBT                                                                                    38,000           29,500
                                                                                                 -------          -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                             --               --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  20,586,505 and 20,627,599 shares issued and outstanding as
  of December 30, 1995 and September 28, 1996, respectively                                          206              206
 Additional paid-in capital                                                                       42,147           42,161
 Retained deficit                                                                                (11,873)          (8,423)
 Cumulative foreign currency exchange rate translation                                            (4,154)          (3,947)
                                                                                                 -------          -------
      Total shareholders' equity                                                                  26,326           29,997
                                                                                                 -------          -------
                                                                                                 $81,350          $77,104
                                                                                                 =======          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    NATIONAL VISION ASSOCIATES, LTD.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (000's except per share information)
                                                (Unaudited)


                                                        Three Months Ended                          Nine Months Ended
                                                     --------------------------                   -----------------------
                                                 September 30,         September 28,          September 30,      September 28,
                                                     1995                  1996                   1995               1996
                                                     ----                  ----                   ----               ----

NET SALES                                           $37,733              $41,347                $110,626           $122,005
COST OF GOODS SOLD                                   17,861               19,684                  51,066             57,509
                                                    -------              -------                --------           --------
GROSS PROFIT                                         19,872               21,663                  59,560             64,496
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                            18,487               19,679                  54,627             58,298
PROVISION FOR DISPOSITION
  OF ASSETS                                           1,111                                        1,111
OTHER NONRECURRING CHARGES                              900                                          900
                                                    -------              -------                --------            -------
OPERATING INCOME (LOSS)                                (626)               1,984                   2,922              6,198
OTHER EXPENSE, NET                                      619                  453                   1,944              1,617
                                                    -------              -------                --------            -------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                   (1,245)               1,531                     978              4,581
INCOME TAX PROVISION (BENEFIT)                         (372)                 321                     200              1,126
                                                    -------              -------                --------            -------
NET INCOME (LOSS)                                   $  (873)             $ 1,210                $    778            $ 3,455
                                                    =======              =======                ========            =======
NET INCOME (LOSS)
  PER COMMON SHARE                                 ($  0.04)              $ 0.06                 $  0.04            $  0.17
                                                    =======              =======                ========            =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   NATIONAL VISION ASSOCIATES, LTD.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                 (000's)
                                                                                          Nine Months Ended
                                                                                         --------------------
                                                                                     September 30,   September 28,
                                                                                         1995            1996
                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $   778        $ 3,455
                                                                                        -------        -------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for disposition of assets                                                     1,111
  Provision for other nonrecurring charges                                                  900
  Depreciation and amortization                                                           7,645          6,504
  Changes in assets and liabilities:
    Receivables                                                                          (1,612)         1,664
    Inventories                                                                          (2,812)        (2,566)
    Store preopening costs                                                                 (853)           (10)
    Other current assets                                                                   (284)          (151)
    Assets held for sale                                                                    126              8
    Provision for deferred taxes                                                                           850
    Accounts payable, accrued expenses and other current liabilities                      2,201            199
                                                                                        -------        -------
        Total adjustments                                                                 6,422          6,498
                                                                                        -------        -------
        Net cash provided by operating activities                                         7,200          9,953
                                                                                        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    (10,047)        (2,171)
  Organization costs                                                                        (44)           335
  Change in other assets                                                                    (41)           359
                                                                                        -------        -------
        Net cash provided by (used in) investing activities                             (10,132)        (1,477)
                                                                                        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayment) on bank line of credit                                       5,500         (8,500)
  Net proceeds from issuance of common stock                                                  8             14
  Net repayment on long-term debt and capital leases                                       (461)          (470)
                                                                                        -------        -------
        Net cash provided by (used in) financing activities                               5,047         (8,956)
                                                                                        -------        -------
Effect of foreign currency exchange rate changes                                           (995)           207
                                                                                        -------        -------
NET INCREASE (DECREASE) IN CASH                                                           1,120           (273)
CASH AND CASH EQUIVALENTS, beginning of period                                            2,400          1,307
                                                                                        -------        -------
CASH AND CASH EQUIVALENTS, end of period                                                $ 3,520        $ 1,034
                                                                                        =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NATIONAL VISION ASSOCIATES, LTD.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 28, 1996
                             (Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim period presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. Certain amounts in the September 30, 1995 and December 30, 1995 condensed consolidated financial statements have been reclassified to conform to the September 28, 1996 presentation.

    Effective January 1, 1995, the Company changed its year end to a 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December 31. Pursuant to such calendar, financial information for 1996 is presented for the 13-week period and 39-week period ended September 28. Due to various statutory and other considerations, international operations were not changed to this 52/53 week calendar.
To allow for more timely consolidation and reporting, international operations are reported using a fiscal year ended November 30.
The net effect of these changes is not material to the condensed consolidated financial statements.

(2)  RELATED-PARTY TRANSACTIONS

    During each of the three month periods ended September 30, 1995 and September 28, 1996, the Company made lease payments of $114,000 to a lease finance company which is owned by a shareholder/director of the Company. Such capital lease was paid in full according to its terms in the third quarter of 1996. The Company made payments of approximately $283,000 and $134,000 during the three months ended September 30, 1995 and September 28, 1996, respectively, for insurance purchased through an agency in which a director of the Company has a substantial ownership interest. During the three months ended September 30, 1995, the Company made payments of approximately $150,000 for store fixtures to a company which made certain installment payments to the spouse of the Company's Vice Chairman, pursuant to an agreement entered into in 1992. The Company made no such payments during the three months ended
September 28, 1996. At this time, management does not intend to acquire store fixtures from such company in the future.

(3)  PROVISIONS IN THIRD QUARTER 1995; SUBSEQUENT COLLECTION

    Results for the third quarter of 1995 reflect the following: (a) a provision of $1.1 million in connection with the disposition of operations in Venture vision centers; (b) three separate provisions, each for $300,000, as follows: in connection with (i) the planned disposition of operations in Eastern Europe; (ii) the closing of certain vision centers in Mexico;
and (iii) a reduction of certain assets held for sale to management's estimate of their net realizable value.

    In the third quarter of 1996, the purchaser of the Company's Venture vision centers in St. Louis, Missouri settled for cash its notes payable obligation to the Company. No gain or loss was recognized in connection with the transaction.

(4)  NET INCOME PER COMMON SHARE

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


                                        Three Months Ended                             Nine Months Ended
                                      ----------------------                         ----------------------
                                  September 30,     September 28,                September 30,     September 28,
                                      1995              1996                         1995              1996
                                      ----              ----                         ----              ----

Weighted average common
  shares outstanding                 20,638            20,770                       20,640            20,712
                                     ======            ======                       ======            ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At September 28, 1996, the Company operated 335 vision centers, versus 336 vision centers at September 30, 1995. Since September 30, 1995, the Company has closed or disposed of 45 vision centers and opened 44 vision centers.


THREE MONTHS ENDED SEPTEMBER 28, 1996 (THE "CURRENT PERIOD")
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995 (THE "PRIOR
PERIOD")

CONSOLIDATED RESULTS

    NET SALES. Net sales during the Current Period increased to $41.3 million from $37.7 million for the Prior Period due to an increase in comparable store sales and a change in store mix. Average weekly net sales per vision center increased by approximately 8% from $8,900 during the Prior Period to $9,600 during the Current Period. The closing or disposition of underperforming vision centers, along with openings of vision centers for the core business, had the effect of increasing average sales per vision center on a consolidated basis. For the Current Period, comparable domestic store sales increased 3% versus the Prior Period. Management believes that this increase was due to new merchandising programs (including improved presentation of frame and sunglass inventory) and increased sales from third party insurance programs.

    Net sales from international operations decreased from $2.2 million in the three-month period ending August 31, 1995 to $865,000 in the comparable period ending August 31, 1996, because of the sale of the Company's French operations and closure of certain vision centers in Mexico in 1995 and 1996.

    GROSS PROFIT. For the Current Period, gross profit increased to $21.7 million from $19.9 million in the Prior Period. This increase was due to the increase in net sales described above. Gross profit as a percentage of sales decreased .3% from the Prior Period. The Company increased margins from product sales at store level, but such improvement was offset by a reduction in promotional monies from vendors (due to fewer store openings) and increased freight costs related to store inventory resets.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $19.7 million in the Current
Period from $18.5 million for the Prior Period.   This increase
was due primarily to a change in store mix from foreign and Venture vision centers to domestic vision centers. Such domestic vision centers generate, on average, higher store sales which require higher store operating costs. However, as a percentage of net sales, SG&A expense declined to 47.6% in the Current Period, compared to 49.0% for the Prior Period. The percentage decrease was attributable to comparable store sales increases achieved during the Current Period and to improved efficiencies in the operation of administrative offices.

    OPERATING INCOME. Operating income for the Current Period increased to $2.0 million from a loss of $626,000 in the Prior Period. The operating loss in the Prior Period included provisions of approxi-mately $2 million. (See note 3 to consolidated financial statements.) In addition, the Company's international operations (16 vision centers at the end of the Current Period) generated an operating loss of $80,000 in the three months ended August 31, 1996, as opposed to an operating loss of $678,000 in the comparable period a year ago. The international operating loss does not include allocated corporate overhead, interest, and taxes. The reduction in international operating loss was due to the sale of the Company's French operations and the closure of ten unprofitable locations in Mexico.

    OTHER EXPENSE. The decrease in other expense to $453,000, compared to $619,000 in the Prior Period, is due, for the most part, to reduced interest expense, resulting from the reduction of outstanding borrowings under the Company's credit facility, as well as a reduction in interest rates.

    PROVISION FOR INCOME TAXES. The effective income tax rate in the Current Period is comparable to that in the Prior Period. Given the successful completion of the sale of the unprofitable Venture domestic operations in the first quarter of 1996, the Company has reassessed the realizability of domestic net operating loss carryforwards and accordingly reduced the valuation allowance in the first three quarters. The Company expects to further reduce the allowance through 1996 if domestic earnings continue to improve relative to results during the comparable period a year ago.

    NET INCOME. Net income was $1.2 million, or $0.06 per share, as compared to net loss of $873,000, or $0.04 per share, in the Prior Period.

NINE MONTHS ENDED SEPTEMBER 28, 1996 (THE "CURRENT PERIOD")
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995 (THE "PRIOR
PERIOD")

CONSOLIDATED RESULTS

    NET SALES. Net sales during the Current Period increased to $122 million from $111 million for the Prior Period. Average weekly net sales per vision center increased from $9,000 during the Prior Period to $9,500 during the Current Period. Positive comparable store sales in the second and third quarters along with the dispositions and closures of underperforming vision centers contributed to this increase. Because of the dispositions and closures described above, net sales from international operations decreased from $6.7 million in the nine-month period ended
August 31, 1995 to $3.0 million in the comparable period ended
August 31, 1996.

    Comparable domestic store sales increased 2.5% during the Current Period. Management believes that this increase resulted from improved presentation of inventory and increased sales from third party insurance programs.

    GROSS PROFIT. For the Current Period, gross profit increased to $64.5 million from $59.6 million in the Prior Period. This increase was due to increased net sales. Gross profit as a percentage of sales declined from 53.8% in the Prior Period to 52.9% in the Current Period. The Company increased margins from product sales at store level, but such improvement was offset by a reduction in promotional monies from vendors (because of fewer store openings) and increased freight costs related to store inventory resets.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $58.3 million in the Current Period from $54.6 million for the Prior Period. The increase was due primarily to a change in store mix from foreign and Venture vision centers to domestic vision centers, which require higher average operating costs per store. As a percentage of net sales, SG&A expense was 47.8% in the Current Period, compared to 49.4% for the Prior Period. The decrease was attributable to comparable store sales increases achieved during the Current Period and to improved efficiencies in the operation of administrative offices.

    OPERATING INCOME. Operating income for the Current Period increased by 112% to $6.2 million from $2.9 million in the Prior Period. Operating income in the Prior Period includes provisions of approximately $2 million. (See note 3 to consolidated financial statements.) In addition, international operations generated an operating loss (which excludes allocated corporate overhead, interest, and taxes) of $400,000 for the nine months ended August 31, 1996 as opposed to an operating loss of $1.4 million in the comparable period a year ago. The loss for the nine-month period ending August 31, 1996 is disproportionately higher than the loss for the three-month period ending on the same date because the nine-month period includes the last month of calendar 1995, before the Company sold its unprofitable locations in France and closed certain unprofitable locations in Mexico.

    OTHER EXPENSE. The decrease in other expense to $1.6 million, compared to $1.9 million in the Prior Period, is due, for the most part, to lower interest expense. The decrease in interest expense results from reduced borrowings under the Company's credit facility, coupled with a reduction in interest rates.

    PROVISION FOR INCOME TAXES. The Company's effective income tax rate in the Current Period is 25%. The Company expects that this effective rate will continue for the remainder of the fiscal year.
Given the successful completion of the sale of the unprofitable Venture domestic operations in the first quarter of 1996, the Company has reassessed the realizability of domestic net operating loss carryforwards and accordingly reduced the valuation allowance in the first three quarters. The Company expects to further reduce the allowance through the fourth quarter of 1996 if domestic earnings continue to improve relative to results during the comparable period a year ago.

    NET INCOME. Net income was $3.5 million, or $0.17 per share, as compared to net income of $778,000, or $0.04 per share, in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 28, 1996, the Company anticipates opening two domestic vision centers during the last quarter of 1996. Average costs to open domestic vision centers have approximated $132,000 for fixed assets, $35,000 for inventory, and $20,000 for preopening expenses. During the nine months, the Company utilized refurbished equipment and fixtures valued at $1.0 million to open new domestic stores. The Company currently plans to open three more vision centers in Mexico in 1996. Substantially all of the initial investment required for the new vision centers in Mexico, including inventory, equipment and fixtures, will be supplied from vision centers previously closed.

    In the opinion of management, internally generated funds, as well as funds available under the Company's line of credit, will be sufficient to fund ongoing operating costs associated with its current vision centers and costs for additional vision centers scheduled to be opened in 1996. At September 28, 1996, the Company had borrowed $29.5 million under its $45 million credit facility. Management believes that, during the remainder of 1996, borrowing levels will not change significantly.

                                                 PART II
                                           OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

    The following exhibits are filed herewith or incorporated by reference:

                                                                                                 Exhibit
                                                                                                  Number
                                                                                                 -------

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

**Filed with this Form 10-Q.


    (b)  Reports on Form 8-K.

The registrant filed no report on Form 8-K during the three months ended September 28, 1996.

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

                                              October 22, 1996