Form 10-K
period 1996-12-28
NATIONAL VISION ASSOCIATES LTD
filed 1997-02-12
CIK 868263

                        SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.

                                    FORM 10-K

   (Mark One)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 28, 1996

                                          OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES ACT OF 1934

                           Commission File Number 0-20001

                           NATIONAL VISION ASSOCIATES, LTD.
                  (Exact name of Registrant as specified in its charter)

                                         Georgia
                             (State or other jurisdiction of
                              incorporation or organization)

                                        58-1910859
                           (I.R.S. Employer Identification No.)

                                   296 Grayson Highway
                                  Lawrenceville, Georgia
                        (Address of principal executive offices)

                                          30245
                                        (Zip Code)

         Registrant's telephone number, including area code:  (770) 822-3600

               Securities registered pursuant to Section 12(b) of the Act:

                                            None

               Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.01 per share

                                    (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                              [  ]

     The number of shares of Common Stock of the registrant outstanding as of February 3, 1997, was 20,651,359. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of February 3, 1997, was approximately $84.3 million based on a closing price of $4.875 on the NASDAQ Stock Market on such date. For purposes of this computation, all executive officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents have been incorporated by reference into the parts indicated: the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report--Part III.

              The Exhibit Index is located at pages 23 - 28.

                                       PART I

ITEM 1.   BUSINESS

     National Vision Associates, Ltd. (the "Company") is engaged in the retail sale of optical goods and services as a licensee operating within discount department stores. Pursuant to an agreement (the "Wal-Mart Agreement") with Wal-Mart Stores, Inc. ("Wal-Mart"), the Company operates, as of February 3, 1997, 328 retail vision centers in stores owned and operated by Wal-Mart. As of the same date, the Company also operates 18 vision centers in Mexico pursuant to a license agreement (the "Mexico Agreement") with Wal-Mart de Mexico, S.A. de C.V. ("Wal-Mart Mexico").

     The Company also owns fifty percent of a joint venture company which operates three locations in Eastern Europe in department stores owned by Tesco, PLC. (The Company has previously announced that it intends to sell its interest in the joint venture.)

     The discussion in this "Business" section relates only to the Company's domestic business, except where expressly stated to the contrary. See "Mexican Operations" below for a description of the Company's Mexican operations and how they differ from the Company's domestic business.

MARKETING STRATEGY

     The Company generally employs a marketing philosophy of offering quality and value at "everyday low prices" with "customer satisfaction guaranteed." Management constantly strives to identify new means of accomplishing its overall goal of being a low-cost provider of quality retail optical products.

VISION CENTER OPERATIONS

     Each of the Company's existing Wal-Mart vision centers occupies approximately 1,000 square feet in the front of the host store, with separate areas for merchandise display, customer service, contact lens fitting and a laboratory. Services of independent optometrists are available from clinics which are approximately 500 square feet and located in, adjacent to, or nearby the vision center, depending on regulatory requirements. Each vision center has a laboratory containing a patternless edging and fitting unit and other equipment that, coupled with the on-site inventory of frames, spectacle lenses, and contact lenses, allows the Company to give prompt, one-hour service to many customers who request quick delivery. In each vision center, the Company maintains an on-premises inventory of approximately 1,250 eyeglass frames, 1,380 pairs of spectacle lenses, and 850 pairs of contact lenses, together with assorted sunglasses, eyeglass cases, eyeglass accessories, and contact lens accessories.

OPTICAL PROFESSIONALS

     A key element of the Company's business strategy is the availability of independent optometrists at clinics in, adjacent to, or nearby the Company's vision centers. Additionally, the Wal-Mart Agreement requires that such services be available for a minimum of 48 hours per week to the extent permitted by applicable law. These optometrists, whose activities and relationships with entities such as the Company are subject to state and local regulation, are not employed by, and receive no compensation from, the Company. See "Government Regulation." Such independent optometrists sublicense the eye examination facilities and equipment from the Company.

     In January 1997, the Company completed various transactions related to its relationship with each of Eyecare Leasing, Inc., which had previously recruited optometrists for the Company pursuant to a consulting agreement and Stewart-Phillips, Inc., which had recruited optometrists practicing adjacent to the Company's vision centers in California. The transactions involved the termination of such consulting agreement and transfer of the responsibilities of Stewart-Phillips, Inc. to a subsidiary of the Company. (See Note 15 to consolidated financial statements.)

MANAGEMENT INFORMATION AND FINANCIAL SYSTEMS

     In 1996, the Company completed the installation of a new point of sale system and a new perpetual inventory system in all domestic store locations. The system facilitates the processing of customer sales information and replenishment of store inventory by passing such information, including customer specific orders, to the Company's home office and Company in-house lens laboratory for further processing.

RELATIONSHIP WITH HOST COMPANIES

     Master Agreements
     -----------------

     The Company's relationship with each of Wal-Mart and Wal-Mart Mexico is governed by a master license agreement which grants a separate license to the Company for each vision center. Each agreement provides for the payment of minimum and percentage license fees and contains other customary terms and conditions. Certain terms are described below:


                                 Term of         Company
                               Each License      Options             Other
                               ------------      -------             -----

Wal-Mart                                         one for
 Agreement                      9 yrs.           three yrs.            1

Mexico
 Agreement                      5 yrs.           two for two           2
                                                 yrs.; one
                                                 for one yr.


(1) The Wal-Mart Agreement provides that Wal-Mart is to offer the Company the opportunity to open, no later than May 1, 1998, at least 400 vision centers (including those currently open). In January 1995, the Company made a lump sum payment in exchange for such commitment. Such payment is being amortized over the initial term of vision centers opened after January 1, 1995.

(2) The Company has a right of first refusal in Mexico for any store in which Wal-Mart Mexico proposes to open a vision center. The Mexico Agreement contains a mutual non-competition agreement preventing each party from dealing with other parties (excluding affiliates of the Company and Wal-Mart Mexico) in Mexico for the operation of vision centers in a host environment. The Mexico Agreement also contains provisions which entitle each party to terminate the license for each vision center if such vision center fails to meet certain minimum sales requirements.

     No Assurances of Expansion
     --------------------------

     Future additional expansion in stores of any of the Company's hosts beyond those currently under contract is out of the control of the Company and there can be no assurance that any host will offer the Company any additional vision centers or that any such offer will be on terms that are the same as or similar to the terms contained in the current agreements. Management periodically discusses expansion opportunities with each host, but there can be no assurance that these discussions will result in additional vision centers being offered to the Company.

     Manufacturing and Distribution
     ------------------------------

     The Company currently utilizes two in-house lens laboratories and one independent laboratory to manufacture prescription eyeglasses for its vision centers. Substantially all prescription spectacle requirements of the Company's domestic vision centers opened in the future will be supplied from Company-owned laboratories. The Company has a state-of-the-art coating facility in its Lawrenceville headquarters, capable of coating lenses with anti-reflective and mirror surfaces. Each vision center has its own finishing laboratory which manufactures lenses for approximately half of all customers purchasing spectacle lenses.

     The Company's centralized distribution center in its Lawrenceville, Georgia headquarters facility provides lens blanks, frames, sunglasses and contact lenses to all vision centers. The Company's central distribution center and all laboratories are interfaced with the Company's management information system. The Company's central distribution center replenishes inventory, including frames, and spectacle and contact lenses, to the Company's vision centers throughout the United States by overnight delivery services. Completed prescription glasses and spectacle lenses are sent by overnight delivery services to the vision centers through the distribution center from the Company's in-house laboratories and outside laboratory.

     Government Regulation
     ---------------------

     The Company is subject to a variety of federal, state, and local laws, regulations, and ordinances, including state and local laws and regulations regarding advertising, zoning, qualifications and practices of the opticians employed by the Company, relations between independent optometrists and optical firms such as the Company, and various trade practices such as country of origin product labeling. In addition, certain of the Company's products, specifically contact lenses and contact lens solutions, must comply with quality control standards set by the United States Food and Drug Administration. The Company believes it is in substantial compliance with all material governmental regulations applicable to its operations.

     Although government regulation has increased the cost to the Company of commencing operations and decreased its flexibility in managing its business, government regulation has not, to date, had a material adverse effect on the Company's overall operations or financial performance, or on its overall relationships with independent optometrists. It is nevertheless possible that new regulations or new interpretations of current regulations could materially increase the Company's cost of doing business or have a material adverse impact on the Company's sales by restricting or eliminating the services of an optometrist in, adjacent to, or nearby the Company's vision centers. This risk is enhanced since the Company's competitors often serve as, or exert influence on, local regulators of the eyecare industry.

     Competition
     -----------

     The retail eyecare industry in the United States is highly competitive. In addition to optical chains such as Pearle Vision and LensCrafters, and other department store chains such as Sears Roebuck (through its Sears Optical Center locations), there are numerous retail optical stores, individual retail outlets and individual opticians, optometrists, and ophthalmologists providing the public all or some of the goods and services the Company sells or makes available through its vision centers. Optical retailers generally serve individual, local or regional markets, and, as a result, competition is fragmented and varies substantially among locations and geographic areas. Several of the Company's competitors have financial resources substantially greater than those of the Company.

     The Company believes that its primary competitive advantages are its locations in a prominent position in its host stores, its quality products and value at low prices, and its customer-driven service philosophy. Additionally, the Company competes on the basis of the quality and consistency of service, convenience, speed of delivery, and selection.

     Wal-Mart operates its own optical division. As of February 3, 1997, such division operated approximately 600 vision centers. No assurance can be given that Wal-Mart will not continue to allocate increasing numbers of vision centers to its own optical division.

     The Company's future ability to expand in the United States outside of the Wal-Mart chain is limited by the potential adverse impact on the Company's relations with Wal-Mart that may result from any Company competition with any Wal-Mart optical center. The Company regularly explores opportunities to expand outside of Wal-Mart and, depending on the circumstances, would consider a variety of options such as expanding in another host environment, opening free standing vision centers, and acquiring an optical chain.

     Mexican Operations
     ------------------

     OPERATIONS. In general, the Company's vision centers in stores owned by Wal-Mart Mexico are laid out, equipped, and operated in substantially the same manner as the Company's domestic vision centers. On-site inventory consists of a similar product mix as in the Company's domestic vision centers. The Mexican operation is currently sourcing a majority of its inventory requirements locally and distributing products through its locally operated distribution center. The Mexican operation will consider increasing its existing lens processing and distribution center operations in Mexico if the number of vision centers in operation grows to a level that would justify such operations. Basic merchandising and marketing methods used in Mexico are comparable to those used by the Company in its domestic operations, though these techniques are modified as needed to reflect cultural and national differences.

     REGULATORY ENVIRONMENT. The Company's Mexican operations are subject to regulatory environments that are different in many ways from (and less extensive than) the regulations currently applicable to the Company's United States operations.

     RISKS. The Company's Mexican operations face risks substantially similar to those faced by the Company in connection with its domestic operations, including dependence on the host store and expansion requirements. There can be no assurance that such operations will be able to attain profitability. In addition, such operations expose the Company to all of the risks arising from investing and operating in foreign countries generally, including a different regulatory, political, and governmental environment, currency fluctuations, currency devaluations, inflation, price controls, restrictions on profit repatriation, lower per capita income and spending levels, import duties and other impediments to the delivery of inventory and equipment to vision center locations, value-added taxes, and difficulties of cross-cultural marketing.

     ECONOMIC AND POLITICAL ENVIRONMENT. Regulations in Mexico do not currently include currency controls, restrictions on profit repatriation, limitations on foreign ownership, or restrictions on sourcing of products that would adversely affect the Company's operations. The cumulative translation adjustment in shareholders' equity for operations in foreign countries at December 28, 1996 was approximately $4.1 million.

     As a result of devaluation of the peso in prior years, the Company has in the past adjusted its retail pricing. Further pricing adjustments are contingent upon competitive pricing levels in the marketplace. Management is monitoring the continuing impact of this devaluation and the resulting inflationary trends.

     The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52 - Foreign Currency Translation. Consequently, in 1997, the financial statements of the Mexico operation will be remeasured with the U.S. dollar as the functional currency. Any gain or loss resulting from changes in foreign currency rates between the peso and the U.S. dollar, as calculated in the remeasurement process, will be recorded in the Company's statement of operations.

     Trade Names and Trademarks
     --------------------------

     In connection with its Wal-Mart vision centers, the Company must use the tradename "Vision Center located in Wal-Mart" and indicate that the vision centers are operated by the Company. Vision centers in stores owned by Wal-Mart Mexico do business under the name "Centro de Vision." The Company also has licensed the right to use the "Gitano" and "Guy Laroche" trademarks in its domestic vision centers pursuant to license agreements providing for royalty payments and containing other customary terms and conditions. The Gitano and Guy Laroche agreements expire on June 30, 1997 and December 31, 1998, respectively, and each agreement may be renewed, subject to various conditions. Discussions concerning renewal of the Gitano agreement and renegotiation of the Guy Laroche agreement are in progress.

     Employees
     ---------

     As of December 28, 1996, the Company employed approximately 1,533 associates on a full-time basis and 542 associates on a part-time basis, of whom approximately 1,847 were engaged in retail sales, 114 in laboratory and distribution operations, and 114 in management and administration. Apart from its Mexican employees, none of the associates employed by the Company is covered by any collective bargaining agreements. All associates (with the exception of home office personnel) employed in the Company's Mexican operations are covered by collective bargaining agreements. The Company considers its employment relations to be good, and to date the Company has not experienced any significant difficulties in staffing its vision centers.

     Foreign and Domestic Operations
     -------------------------------

     See Note 14 to the consolidated financial statements contained elsewhere in this report for additional information regarding the Company's foreign and domestic operations.

ITEM  2.   PROPERTIES

     The Company's 328 domestic vision centers in operation as of February 3, 1997 are located in the following states:

Alabama                5              New Jersey              11
Alaska                 3              New Mexico               7
Arizona               14              New York                26
California            75              North Carolina          34
Colorado               8              North Dakota             4
Connecticut            5              Oregon                   9
Georgia               33              Pennsylvania            18
Hawaii                 4              South Carolina          10
Kansas                 6              South Dakota             1
Louisiana              1              Tennessee                1
Maryland               1              Texas                    6
Massachusetts          4              Virginia                19
Minnesota              1              Washington               3
Montana                2              West Virginia            5
Nevada                 7              Wyoming                  1
New Hampshire          4


     The Company's foreign vision centers in operation as of February 3, 1997 are located in the following countries:

                  Czech Republic and Slovakia         3
                  Mexico                             18

     The Company's home office is located in approximately 66,000 square feet of space in Lawrenceville, Georgia, and is subleased from Wal-Mart through the year 2001 (with an option to renew for approximately seven additional years) at a monthly lease rate of approximately $17,000. The Company's Lawrenceville headquarters also hosts a training center, the Company's central distribution center, an anti-reflective and mirror coating facility, and a lens laboratory.

     The Company's Los Angeles laboratory is also held under lease, which expired in January 1997. Discussions concerning an extension are in progress.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not currently a party to any legal proceedings the result of which management believes could have a material adverse effect upon its business or financial condition. The Company is currently the defendant in a lawsuit (Commercial Court of Paris, Case No. RG 95 108253) in France arising out of the Company's sale of its French operations. The suit was initiated on December 6, 1995 by Grand Optical Photoservice, S.A. ("GPS") to block the Company's sale of its French operations to a third party. GPS claims that, in selling its French operations to a third party, the Company breached a letter of intent it had previously signed with GPS. By a decision dated December 14, 1995, the trial court rejected the plaintiff's claims and fined the plaintiff for filing a frivolous claim. The plaintiff has filed an appeal. The Company believes that the plaintiff's claims are without merit.

     The Company received a deficiency notice (dated September 11, 1996) from the Internal Revenue Service claiming, for the 1992 tax year, that a deficiency in the amount of $228,531 is owed to the Internal Revenue Service, that the Company was not entitled to a certain deduction in the amount of $4,353,367 (relating to the exercise of certain stock options - see Note 5 to consolidated financial statements), and that the Company was subject to the alternative minimum tax. The Company vigorously disputes these allegations, is of the opinion that they are without merit, and has retained counsel to contest the deficiency notice. Through its counsel, the Company filed a petition in October 1996 in the U.S. Tax Court (Docket No. 23670-96), contesting the deficiency notice.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of fiscal 1996.

                                           PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "NVAL".

     The following table sets forth for the periods indicated the high and low closing prices of the Company's Common Stock in the over-the-counter market on the NASDAQ National Market System.



         Quarter Ended                             High           Low
         -------------                             ----           ---
         1995   April 1                            $5.125        $3.50
                July 1                             $5.75         $3.75
                September 30                       $4.375        $3.75
                December 30                        $4.25         $2.875

         1996   March 30                           $3.625        $2.50
                June 29                            $5.125        $3.00
                September 28                       $5.125        $4.00
                December 28                        $4.5625       $3.25

     As of February 3, 1997, there were approximately 700 holders of record of the Company's Common Stock, including shares held in nominee or street name by brokers.

     It is the present intention of the Company's board of directors not to pay dividends but rather to use the Company's cash resources for the expansion of its operations and repayment of the Company's revolving credit facility. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds, and other factors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data of the Company with respect to the consolidated financial statements for the years ended December 31, 1992, 1993, 1994, December 30, 1995 and December 28, 1996 is derived from the Company's consolidated financial statements. The selected financial data set forth below should be read in conjunction with the consolidated
financial statements and notes thereto included elsewhere herein.   For
information on dispositions of certain business operations, see Note 13 to consolidated financial statements.

                                                     Year Ended December 31,         December 30,      December 28,
                                                ------------------------------       ------------      ------------
                                                1992       1993       1994 (1)         1995 (2)            1996
                                                ----       ----       --------         --------            ----
                                                  (000's except per share information and statistical data)
STATEMENTS OF OPERATIONS DATA:
Net Sales                                      $48,141    $88,340     $119,395         $145,573          $160,376
Cost of Goods Sold                              21,180     41,445       53,898           67,966            76,692
                                               -------    -------     --------         --------          --------
Gross Profit                                    26,961     46,895       65,497           77,607            83,684
Gross Profit Percentage                            56%        53%          55%              53%               52%
Selling, General, and Administrative
  Expenses                                      24,500     48,602       63,911           74,390            76,920
Provision for Dispositions (3)                      --      7,727           --              958                --
Other Nonrecurring Charges (3)                      --      2,750           --            1,053                --
Stock Compensation Expense                          39        834           --               --                --
                                               -------    -------     --------         --------          --------
Operating Income (Loss)                          2,422    (13,018)       1,586            1,206             6,764
Other Income (Expense), Net                       (452)       154       (1,195)          (2,626)           (2,084)
                                               -------    -------     --------         --------          --------
Income (Loss) Before Income Taxes                1,970    (12,864)         391           (1,420)            4,680
Income Tax Benefit (Expense) (4)                  (710)       900          (40)            (100)           (1,200)
                                               -------    -------     --------         --------          --------
Net Income (Loss)                              $ 1,260   $(11,964)    $    351         $ (1,520)         $  3,480
                                               =======   ========     ========         ========          ========
Net Income (Loss) Per Common Share (5)         $   .07   $   (.59)    $    .02         $   (.07)         $    .17
                                               =======   ========     ========         ========          ========

Earnings before Interest, Taxes,               $ 5,628   $ (7,506)    $  9,153         $ 11,584          $ 16,816
  Depreciation and Amortization
As a Percentage of Sales                         11.7%      -8.5%         7.7%             8.0%             10.5%

STATISTICAL DATA (UNAUDITED):
Domestic Vision Centers Open at
  End of Period                                    128        186          261              319               320
Mexico and Eastern Europe Vision
  Centers Open at End of Period                      2         19           30               26                21
Average Weekly Consolidated Sales
  Per Vision Center (6)                        $10,562    $10,224      $ 9,455           $8,685            $9,311
Average Weekly Sales Per Domestic
  Vision Center (6)                            $10,562    $11,029      $10,067           $9,105            $9,635
Average Weekly Sales Per Vision Center
  in Mexico and Eastern Europe (6)                  --    $ 6,801      $ 4,056           $2,874            $3,890

                                                          December 31,              December 30,  December 28,
                                               ----------------------------------   ------------  ------------
                                                 1992        1993        1994(1)       1995(2)        1996
BALANCE SHEET DATA:
Working Capital                                $18,332     $ 6,954      $ 8,430      $14,556        $13,802
Total Assets                                    53,921      66,172       78,293       81,237         74,264
Long-Term Debt and Capital Lease
   Obligations                                   1,725      15,135       30,479       38,000         26,500
Shareholders' Equity                            42,665      31,577       29,613       26,326         29,906
Long-Term Debt and Lease Obligations
   as a Percentage of Shareholders'
   Equity                                           4%         48%         103%         144%            89%



(1) Financial information for 1994 includes results of international operations for the 11 months ended November 30, 1994. See Note 2 to consolidated financial statements.

(2) Financial information for 1995 includes results of international operations for the 12 months ended November 30, 1995. See Note 2 to consolidated financial statements.

(3) In 1995, the Company decided to dispose of its non-core business operations, resulting in a $2 million provision. See Note 13 to consolidated financial statements.

(4) Effective January 1, 1992, the Company elected to convert from an S Corporation to a C Corporation for income tax reporting purposes.

(5) Net income (loss) per common share is computed based on the weighted average number of common stock and stock equivalent shares outstanding during the period. Except when antidilutive, options for the purchase of common shares have been included as if exercised as of the date of grant, using the treasury stock method.

(6) Calculated from sales from each month during the period divided by the number of store weeks of sales during the period, excluding stores not open a full month.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The Company's results of operations in any period are significantly affected by the number of vision centers opened and operating during such period. Given the Company's rapid expansion to 341 vision centers at December 28, 1996, and dispositions of significant operating units (both domestic and foreign), period-to-period comparisons may not be meaningful and the results of operations for historical periods may not be indicative of future results. Results for 1995 included nonrecurring charges approximating $2 million. (See Note 13 to consolidated financial statements.)

     Effective January 1, 1995, the Company changed its year end to a more standard 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December 31. International operations were reported using a fiscal year ended November 30. As a result of these changes, 1994 consolidated results include the results of international operations for the 11 months ended November 30, 1994. The effect of this change was not material. (See Note 2 to consolidated financial statements.)

Year Ended December 28, 1996 Compared to Year Ended December 30, 1995
---------------------------------------------------------------------

Consolidated Results in Fiscal 1996
-----------------------------------

     NET SALES. 1996 net sales increased to $160.4 million from $145.6 million for 1995, due to the net effect of the following: (a) an increase in the number of domestic vision centers; (b) a 4% increase in comparable sales for domestic vision centers (those open for at least one year); and
(c) a reduction in revenues resulting from the disposition and closure of businesses in the fourth quarter 1995 and the first quarter 1996. Consolidated average weekly net sales per vision center increased from approximately $8,700 in 1995 to $9,300 in 1996 due primarily to the disposition of underperforming vision centers in the Venture and Mexican operations. The improvement in average weekly net sales for comparable domestic stores was partially offset by a reduction in average weekly net sales for vision centers opened in 1996.

     In the first quarter 1996, the Company implemented a new merchandising program for spectacles. Initially, the new program served to increase the average number of sales transactions per vision center (market share) over the prior year, but at a lower dollar value per transaction. The Company experienced an increase in average number of transactions per vision center for the remainder of the year. In the latter part of 1996, the average transaction value increased. For the year, the improvement in sales resulting from market share increases more than offset the effect on sales resulting from the decline in the average transaction value. The Company expects this positive trend to continue.

     Consistent with the trend experienced in 1994 and 1995, average weekly sales volumes for new domestic vision centers opened in 1996 were lower than vision centers opened in the previous year. The effect of lower new store results in 1996, which had a negative impact on consolidated average weekly sales, was offset by an increase in average weekly sales for stores opened in 1995 and 1994.

     GROSS PROFIT. Gross profit in 1996 increased to $83.7 million from $77.6 million in 1995, primarily because of increased net sales. Gross profit as a percentage of sales declined from 53.3% in 1995 to 52.2% in 1996. The Company maintained margins from product sales at store level, but margins were negatively affected by a reduction in promotional monies from vendors (because of fewer store openings) and increased freight costs related to store inventory resets. Management expects the gross profit percentage to be positively affected in 1997 as a result of the transaction with Eyecare Leasing, Inc. and Stewart-Phillips, Inc., which closed in early January 1997. (See Note 15 to consolidated financial statements.)

     SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses (which include both vision center operating expenses and home office overhead) increased to $77 million in 1996 from $74.4 million in 1995, reflecting the addition of new vision centers in 1996. Average weekly store expense per vision center remained constant. As a percentage of sales, SG&A expenses decreased from 51% in 1995 to 48% in 1996. The decrease was attributable to comparable store sales increases achieved during 1996 and to continued improved efficiencies in the operation of administrative offices.

     OTHER INCOME (EXPENSE). Other expense decreased from $2.6 million in 1995 to $2.1 million in 1996 due to a decrease in average borrowings by the Company under its credit facility, in addition to a reduction in the effective interest rate paid by the Company in 1996 versus 1995. Management expects interest expense to increase in 1997 as a result of the transaction with Eyecare Leasing, Inc. and Stewart-Phillips, Inc., which closed in early January 1997. (See Note 15 to consolidated financial statements.)

     PROVISION FOR INCOME TAXES. The effective income tax rate in 1996 is 26%. In light of the sale of the unprofitable Venture domestic operations in the first quarter of 1996, the Company reassessed the realizability of domestic net operating loss carryforwards and accordingly reduced the valuation allowance in 1996. Given current circumstances, the Company does not expect to further reduce the allowance in 1997; consequently, the effective income tax rate in 1997 is expected to be between 38% and 40%.

     NET INCOME. In 1996, the Company achieved net income of $3.5 million, or $0.17 per share, as compared to a net loss of $1.5 million, or $0.07 per share in 1995. Results of operations for 1995 included charges approximating $2 million. (See Note 13 to consolidated financial statements.)

International Results in Fiscal 1996
------------------------------------

     At November 30, 1996, the Company operated 21 vision centers internationally versus 36 vision centers at November 30, 1995. International locations included 18 in Mexico and two and one in the Czech Republic and Slovakia, respectively. Financial results for international operations during 1996 are based on the 12 months ended November 30 (see Note 2 to consolidated financial statements).

     NET INTERNATIONAL SALES. Net international sales for the 12 months ended November 30, 1996 were $3.8 million, a decrease from $8.9 million during the 12 months ended November 30, 1995. Such decrease was principally due to closure of vision centers in France and in Mexico.

     GROSS PROFIT. Gross profit decreased to $1.6 million from $4.4 million in 1995, primarily the result of the decreased sales. Gross profit as a percentage of sales declined from 49% in 1995 to 43% in 1996, due primarily to the effect of selling the French operation, which realized a higher gross profit percentage than the average for the international business.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES EXCLUDING INTERCOMPANY ALLOCATIONS. SG&A expense decreased from $5.8 million for the 12 months ended 1995 to $2.0 million for the 12 months ended November 30, 1996, as a result of the dispositions mentioned above. SG&A expense as a percentage of sales decreased to 53% for the 12 months ended November 30, 1996 from 65% of sales for the 12 months ended November 30, 1995. Reductions in selected expenses at store level coupled with favorable leveraging of administrative expense reduced SG&A expense as a percentage of sales.

     OPERATING LOSS. The operating loss for international operations does not include allocated corporate overhead, interest or taxes. International operations generated a net operating loss of $612,000 in the 12 months ended November 30, 1996, as opposed to net operating loss of $1.3 million in the 12 months ended November 30, 1995. Mexican operations generated an operating loss of $294,000 in the 12 months ended November 30, 1996.

Year Ended December 30, 1995 Compared to Year Ended December 31, 1994
---------------------------------------------------------------------

     GENERAL. The Company posted a net loss of $0.07 per share in 1995 on sales of $145.6 million compared to net income of $0.02 per share in 1994 on sales of $119.4 million. Results for 1995 included provisions aggregating $2.0 million for disposition of assets and nonrecurring charges related to the Company's operations in Venture stores, Eastern Europe, and closure of ten locations in Mexico, along with a write-down of certain assets obtained in foreclosure proceedings. (See Note 13 to consolidated financial statements.) Excluding such provisions, 1995 operating income was $3.2 million, an increase of 100% from operating income of $1.6 million in 1994. Operations in Venture vision centers and vision centers in France generated approximately $2.6 million in operating losses in 1995, exclusive of provisions for disposition of these operations.


Consolidated Results in Fiscal 1995
-----------------------------------

     NET SALES. 1995 net sales increased to $145.6 million from $119.4 million for calendar 1994, primarily because of the increase in the number of vision centers from 298 as of December 31, 1994 to 355 at December 30, 1995. Excluding Venture vision centers, comparable sales for domestic vision centers (those open for at least one year) were down 0.5% for 1995. Consolidated average weekly net sales per vision center decreased from $9,500 to $8,700 because of lower sales in new vision centers and in Venture and Mexico vision centers. In 1994 and particularly in 1995, new domestic vision centers (excluding those in Venture stores) had sales volumes significantly lower than vision centers opened in the previous year.

     GROSS PROFIT. Gross profit in 1995 increased to $77.6 million from $65.5 million in 1994, primarily because of increased net sales. Efficiencies were achieved in laboratory operations and merchandising; however, the value of such efficiencies was more than offset by increased license fees payable to Wal-Mart. Gross profit percentage accordingly decreased from 55% in 1994 to 53% in 1995.

     SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses (which include both vision center operating expenses and home office overhead) increased to $74.4 million in 1995 from $63.9 million in 1994, reflecting additional vision centers in 1995. Average weekly store expense per vision center remained constant. As a percentage of sales, SG&A expenses decreased to 51% in 1995 from 54% in 1994 because of favorable leveraging of home office and vision center overhead resulting from increased sales and improved systems.

     OTHER INCOME (EXPENSE). Other expense increased from $1.2 million in 1994 to $2.6 million in 1995, due to an increase in interest expense. As a result of the Company's increased borrowings in 1995, coupled with an increase in rates, interest expense on the Company's credit revolver increased to $3.0 million in 1995 from $1.4 million in 1994.

     NET LOSS. In 1995, the Company incurred a net loss of $1.5 million, or $0.07 per share, as compared to net income of $351,000, or $0.02 per share, in 1994.

International Results in Fiscal 1995
------------------------------------

     At November 30, 1995, the Company operated 36 vision centers internationally versus 37 vision centers at November 30, 1994. International locations included 23 in Mexico, ten in France, two and one in the Czech Republic and Slovakia, respectively, at November 30, 1995. Financial results for international operations during 1995 and 1994 are based on the 12 months and 11 months respectively ended November 30
(see Note 2 to consolidated financial statements).

     NET INTERNATIONAL SALES. Net international sales for the 12 months ended November 30, 1995 were $8.9 million, an increase from $7.3 million during the 11 months ended November 30, 1994. Such increase was principally due to the increased number of foreign vision centers. Average weekly sales were $5,100 in 1995 versus $4,900 in 1994.

     GROSS PROFIT. Gross profit increased to $4.4 million from $3.4 million in 1994, primarily the result of increased sales. Gross profit percentage was 49% for 1995 versus 47% for 1994 due for the most part to improved gross margin percentage in France and Eastern Europe offset by reduced gross margin percentage in Mexico.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES EXCLUDING INTERCOMPANY ALLOCATIONS. SG&A expense was $5.8 million or 65% of sales for the 12 months ended November 30, 1995, an increase from $5.9 million or 80% of sales for the 11 months ended November 30, 1994. Increased sales and favorable leveraging of home office expense reduced SG&A expense as a percentage of sales.

     OPERATING LOSS. The operating loss for international operations does not include allocated corporate overhead, interest or taxes. International operations generated a net operating loss of $1.3 million (inclusive of a net gain of $145,000 relating to the sale of the Company's French operations offset by closure of ten locations in Mexico) in the 12 months ended November 30, 1995 as opposed to an operating loss of $2.5 million in 1994. The Mexican operations generated an operating loss of $1.3 million (inclusive of a charge of $346,000 relating to the closure of ten locations) in the 12 months ended November 30, 1995 versus an operating loss of $1.3 million during the 11-month period ended November 30, 1994.

Inflation
---------

     Although the Company cannot determine the precise effects of inflation, it does not believe inflation has had a material effect on its domestic sales or results of operations. The Company cannot determine whether inflation will have a material long-term effect on its sales or results of operations. The currency devaluation in Mexico, which began in late 1994, has increased inflation and thereby may cause consumers to reduce discretionary purchases such as eyeglasses.

     The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52 - Foreign Currency Translation. Consequently, in 1997, the financial statements of the Mexico operation will be remeasured with the U.S. dollar as the functional currency. Any gain or loss resulting from changes in foreign currency rates between the peso and the U.S. dollar, as calculated in the remeasurement process, will be recorded in the Company's statement of operations. The Company is exploring options to reduce this financial risk.

Liquidity and Capital Resources
-------------------------------

     In 1994, the Company entered into a three-year $45 million revolving credit facility syndicated by a major regional bank. The Company's credit facility contains, among other covenants, a material adverse change clause, certain minimum net worth requirements, as well as a covenant which limits the ability of the Company to expand outside of its domestic Wal-Mart vision centers. In December of 1996, the facility was extended until May 1998.

     As of December 28, 1996, the Company had borrowed $26.5 million under its credit facility versus outstanding borrowings of $38 million as of December 31, 1996.

     During 1996, store openings and other capital requirements were funded through internal cash flow. Proceeds from the sale of the French business and current year earnings were the primary factors increasing cash flow during 1996, which allowed the Company to reduce outstanding borrowings.

     In connection with a transaction which closed in January 1997, the Company incurred long-term debt of approximately $4.1 million. (See
Note 15 to consolidated financial statements.) This debt is being ratably amortized over a twelve-year period.

     In December of 1994, the Company paid $173,000 in connection with an agreement to cap certain interest rates under its credit facility up to $15 million. The agreement caps LIBOR at 7.5% per annum unless the LIBOR rate is above 9% per annum in which case the protected rate is 9% per annum. The cap agreement expires February 1997. In 1995, the Company entered into a two-year interest rate swap agreement (with a term expiring on February 20, 1998) which effectively converts underlying variable rate debt based on LIBOR to fixed rate debt. The notional principal amount is $20 million, with an effective fixed rate of 7.305%.

     As of February 3, 1997, the Company plans to open approximately 40 domestic and approximately 6 Mexican vision centers during the remainder of 1997. Average costs for domestic vision centers have approximated $145,000 for fixed assets, $35,000 for inventory, and $20,000 for pre-opening expenses. Capital for leasehold improvements and start-up costs in Mexican vision centers should approximate $31,000 per vision center.

     At February 1, 1997, the Company had borrowed $25.5 million under its credit facility, as amended. In 1997, the Company expects to fund expansion from internal cash flow and to further reduce borrowings under its credit facility. The Company anticipates that internally generated funds, as well as funds available under the Company's revolving credit facility, will be sufficient to fund the ongoing operating costs associated with its current vision centers and vision centers scheduled to be opened during 1997 and 1998.

Risk Factors
------------

     Any expectations, beliefs, and other non-historical statements contained in this 10-K are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Actual results may differ materially due to a variety of factors that affect the Company. Such factors are described in a cautionary statement for purposes of the "Safe Harbor" provisions of the Act, contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 1997.

Recent Accounting Pronouncements
--------------------------------

     Effective in 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The financial statement impact of adopting FAS 121 is not material.

     Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation." FAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if FAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of FAS 123.
See Note 5 of Notes to Consolidated Financial Statements for the FAS 123 disclosures, as described.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company are included as a separate section of this Report commencing on page 30.

ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Election of Directors" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1997 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about the identification of directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Compensation of Executive Officers" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1997 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1997 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about security ownership of certain beneficial owners and management.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Compensation Committee Interlocks and Insider Participation" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1997 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about transactions with management and others and certain business relationships.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2) The Consolidated Financial Statements and Schedule of the Company and its subsidiaries are filed herewith as a separate section of this Report commencing on page 30.

     (3) The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number

 3.1a      --        Amended and Restated Articles of Incorporation of the
                     Company.

 3.2a      --        Amended and Restated By-Laws of the Company.

 4.1n      --        Form of Common Stock Certificate.

 4.2o      --        Amended and Restated Articles of Incorporation of the
                     Company.

 4.5n      --        Rights Agreement dated as of January 17, 1997 between
                     the Company and Wachovia Bank of North Carolina, N.A.

10.7a      --        Sublease Agreement, dated December 16, 1991, by and
                     between Wal-Mart Stores, Inc. and the Company.

10.10a++   --        Employment Agreement of Edward G. Weiner, dated as of
                     March 2, 1992.

10.15b++   --        Non-Employee Director Stock Option Plan, dated as of
                     July 13, 1992.

10.17c     --        Form indemnification agreement for directors and
                     executive officers of the Company (attached to form agreement is schedule identifying dates and signatories to such agreements).

Exhibit
Number

10.24d++   --        Employment Agreement of Sandra M. Buffa, dated as of
                     June 15, 1993.

10.34e     --        Vision Center Master License Agreement, dated as of
                     June 16, 1994, by and between Wal-Mart Stores, Inc. and the Company. [Portions of Exhibit 10.34 have been omitted pursuant to an order for confidential treatment granted by the Commission. The omitted portions have been filed separately with the Commission.]

10.36f     --        $45,000,000 Revolving Credit Facility, dated as of
                     November 15, 1994, among the Company, Wachovia Bank of
                     Georgia, N.A., Trust Company Bank, and Bank South, N.A.

10.36.1f   --        First Amendment to Credit Agreement, dated as of
                     February 22, 1995, among the Company, Wachovia Bank of
                     Georgia, N.A., Trust Company Bank, and Bank South, N.A.

10.36.2g   --        Second Amendment to Credit Agreement, dated as of
                     October 4, 1995, among the Company, Wachovia Bank of
                     Georgia, N.A., Trust Company Bank, and Bank South, N.A.

10.36.3g   --        Third Amendment to Credit Agreement, dated as of
                     November 3, 1995, among the Company, Wachovia Bank of
                     Georgia, N.A., SunTrust Bank Atlanta (formerly Trust
                     Company Bank), and Bank South, N.A.

10.36.4h   --        Fourth Amendment to Credit Agreement, dated as of
                     February 15, 1996, among the Company, Wachovia Bank of
                     Georgia, N.A., SunTrust Bank, Atlanta (formerly Trust
                     Company Bank), and Nationsbank, N.A. (South) (formerly known as Bank South, N.A.).

10.36.5**  --        Fifth Amendment to Credit Agreement, dated as of
                     December 12, 1996, among the Company, Wachovia Bank of
                     Georgia, N.A., SunTrust Bank, Atlanta, and NationsBank,
                     N.A.

Exhibit
Number

10.37f++   --        Split Dollar Life Insurance Agreement, dated as of
                     November 3, 1994, among the Company, A. Kimbrough Davis, as Trustee, and James W. Krause.

10.39f++   --        NVAL 1995 Level IV Management Incentive Plan

10.40f++   --        Letter Agreement between the Company and D. Michael
                     Lampman, dated as of October 19, 1993.

10.41i++   --        Letter Agreement between the Company and Edward G.
                     Weiner, dated as of May 16, 1995.

10.42j     --        Purchase Agreement dated as of December 12, 1995 by and
                     between International Vision Associates, Ltd. and
                     Carrefour France (includes (a) list identifying omitted schedules and (b) agreement to furnish supplementally a copy of any omitted schedule to the Commission upon request).

10.43j     --        Agreement for the Purchase and Sale of Assets dated as of
                     September 1, 1995 by and among National Vision
                     Associates, Ltd., Optical Ventures, Inc. and Uhlemann
                     Optical Company (includes (a) list identifying omitted schedules and (b) agreement to furnish supplementally a copy of any omitted schedule to the Commission upon request).

10.44j     --        Agreement for the Purchase and Sale of Assets dated as of
                     December 26, 1995 by and between National Vision
                     Associates, Ltd. and Budget Opticals of America, Inc.
                     (includes (a) list identifying omitted schedules and (b) agreement to furnish supplementally a copy of any omitted schedule to the Commission upon request).

10.45j     --        Agreement for the Purchase and Sale of Assets dated
                     as of January 10, 1996 by and between National Vision
                     Associates, Ltd. and Comprehensive Eyecare, Ltd.
                     (includes (a) list identifying omitted schedules and (b) agreement to furnish supplementally a copy of any omitted schedule to the Commission upon request).

Exhibit
Number


10.46h     --        Agreement dated as of November 23, 1995 by and between
                     Mexican Vision Associates Operadora, S. de R.L. de C.V.
                     and Wal-Mart de Mexico, S.A. de C.V. in original Spanish and an uncertified English translation. [Portions of
                     Exhibit 10.46 have been omitted pursuant to a request for confidential treatment filed with the Commission.
                     The omitted portions have been filed separately with the Commission.]

10.47k++   --        Executive Relocation Policy

10.48l++   --        Restated Stock Option and Incentive Award Plan

10.49**++  --        Change in Control Agreement, dated November 6, 1996,
                     between the Company and the executive officers listed on the attached schedule.

10.50**    --        Agreement for Assignment of License Interests and Related
                     Matters dated as of November 1, 1996 by and among the Company and other parties (includes (a) list identifying omitted schedules and (b) agreement to furnish supplementally a copy of any omitted schedule to the Commission upon request).

11**       --        Statement Re: Computation of Net Income (Loss) Per Share.

21**       --        Subsidiaries of the Registrant

23**       --        Consent by Arthur Andersen LLP

27**       --        Financial Data Schedule

99.1o      --        Press Release dated January 17, 1997.

a Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

b Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-52766, filed with the Commission on October 2, 1992, and amendments thereto.

c Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1992.

Exhibit
Number

d Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1993.

e Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1994.

f Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.

g Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1995.

h Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 30, 1995.

i Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 1, 1995.

j Incorporated by reference to the Company's Form 8-K filed on January 16, 1996.

k Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 1996.

l Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 29, 1996.

m Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

n Incorporated by reference to the Company's Registration Statement on Form 8-A (there designated as Exhibit 10.1) filed with the Commission on January 17, 1997.

o Incorporated by reference to the Company's Form 8-K filed with the Commission on January 17, 1997.

**       Filed with this Form 10-K.

Exhibit
Number

++ Management contract or compensatory plan or arrangement in which a director or named executive officer participates.


         (b) No reports on Form 8-K have been filed during October, November, or December, 1996.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NATIONAL VISION ASSOCIATES, LTD.


                                      By:      /s/James W. Krause
                                               James W. Krause
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer and Director
Date: February 12, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 12, 1997, in the capacities indicated.

    Signature                                      Title

    /s/
_____________________________
    James W. Krause                   Chairman of the Board, President
                                      and Chief Executive Officer and Director

    /s/
_____________________________
    Sandra M. Buffa                   Senior Vice President, Finance and
                                      Treasurer, and Director (Principal
                                      Financial Officer)

    /s/
_____________________________
    Angus C. Morrison                 Vice President, Corporate Controller
                                      (Principal Accounting Officer)

    /s/
_____________________________
    David I. Fuente                   Director

    /s/
_____________________________
    Ronald J. Green                   Director

    /s/
_____________________________
    Campbell B. Lanier, III           Director

    /s/
_____________________________
    J. Smith Lanier, II               Director

                 NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES


                  CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
         AS OF DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
                                   TOGETHER WITH
                                  AUDITORS' REPORT

                  NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES
                      INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

     The following consolidated financial statements and schedule of the Registrant and its subsidiaries are submitted herewith in response to
Item 8 and Item 14(a)1 and to Item 14(a)2, respectively.

                                                                         Page
                                                                         ____

Report of Independent Public Accountants                                  32

Consolidated Balance Sheets as of December 30, 1995 and
  December 28, 1996                                                       33

Consolidated Statements of Operations for the
  Years Ended December 31, 1994, December 30, 1995 and
  December 28, 1996                                                       34

Consolidated Statements of Shareholders' Equity for
  the Years Ended December 31, 1994, December 30, 1995 and
  December 28, 1996                                                       35

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, December 30, 1995 and December 28, 1996              36

Notes to Consolidated Financial Statements and Schedule                   37

Schedule II, Valuation and Qualifying Accounts                            58



     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the notes to consolidated financial statements and, therefore, have been omitted.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of National Vision
Associates, Ltd. and Subsidiaries:


     We have audited the accompanying consolidated balance sheets of NATIONAL VISION ASSOCIATES, LTD. (a Georgia corporation) AND SUBSIDIARIES as of December 30, 1995 and December 28, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1994, December 30, 1995 and December 28, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Vision Associates, Ltd. and subsidiaries as of December 30, 1995 and December 28, 1996 and the results of their operations and their cash flows for the years ended December 31, 1994, December 30, 1995 and December 28, 1996 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                         ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 10, 1997

                NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                      December 30, 1995 and December 28, 1996
                          (000's except share information)
                                                                                                           1995           1996
                                                                                                           ____           ____
                                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                               $ 1,307        $ 1,110
 Accounts receivable (net of allowance: 1995 - $339; 1996 - $353)                                          2,674          4,164
 Receivable from sale of French operations                                                                 3,774
 Inventories                                                                                              21,376         23,970
 Store preopening costs (net of accumulated amortization: 1995 - $755; 1996 - $605)                          880            240
 Assets held for sale                                                                                        445
 Other current assets                                                                                      1,011            944
                                                                                                         -------        -------
    Total current assets                                                                                  31,467         30,428
                                                                                                         -------        -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                                37,038         38,573
 Furniture and fixtures                                                                                   16,283         17,136
 Leasehold improvements                                                                                   12,615         13,178
 Construction in progress                                                                                  2,266          1,669
                                                                                                         -------        -------
                                                                                                          68,202         70,556
 Less accumulated depreciation                                                                           (19,155)       (27,206)
                                                                                                         -------        -------
 Net property and equipment                                                                               49,047         43,350
                                                                                                         -------        -------
ORGANIZATION COSTS (net of accumulated amortization: 1995 - $529; 1996 - $503)                               182            108
                                                                                                         -------        -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
  1995 - $190; 1996 - $226)                                                                                  541            378
                                                                                                         _______        _______
                                                                                                         $81,237        $74,264
                                                                                                         =======        =======

                                                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                                        $ 8,537        $ 8,283
 Accrued expenses and other current liabilities                                                            7,894          8,343
 Current portion of long-term debt and capital lease obligations                                             158
 Current portion of capital lease obligations due to related parties                                         322
                                                                                                         -------        -------
     Total current liabilities                                                                            16,911         16,626
                                                                                                         -------        -------
LONG-TERM DEBT, less current portion                                                                      38,000         26,500
                                                                                                         -------        -------
 Deferred Income Tax Liabilities                                                                                          1,232
                                                                                                         -------        -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                                      --             --
 Common stock, $.01 par value; 100,000,000 shares authorized,
   20,586,505 and 20,644,752 shares issued and outstanding as
   of December 30, 1995 and December 28, 1996, respectively                                                  206            206
 Additional paid-in capital                                                                               42,147         42,166
 Retained deficit                                                                                        (11,873)        (8,393)
 Cumulative foreign currency exchange rate translation                                                    (4,154)        (4,073)
                                                                                                         -------        -------
     Total shareholders' equity                                                                           26,326         29,906
                                                                                                         -------        -------
                                                                                                         $81,237        $74,264
                                                                                                         =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 1994, December 30, 1995 and December 28, 1996
                                 (000's except per share information)

                                                                              1994              1995              1996
                                                                              ----               ----             ----
NET SALES                                                                  $119,395          $145,573           $160,376
COST OF GOODS SOLD                                                           53,898            67,966             76,692
                                                                           --------          --------           --------
GROSS PROFIT                                                                 65,497            77,607             83,684
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                                                    63,911            74,390             76,920
PROVISION FOR DISPOSITION OF
  ASSETS                                                                                          958
OTHER NONRECURRING CHARGES                                                                      1,053
                                                                           --------           --------          --------
OPERATING INCOME                                                              1,586             1,206              6,764
                                                                           --------           --------          --------
OTHER EXPENSE, NET                                                            1,195             2,626              2,084
                                                                           --------           --------          --------
INCOME (LOSS) BEFORE INCOME TAXES                                               391            (1,420)             4,680
PROVISION FOR INCOME TAXES                                                       40               100              1,200
                                                                           --------           --------          --------
NET INCOME (LOSS)                                                          $    351          $ (1,520)          $  3,480
                                                                           ========           ========          ========
NET INCOME (LOSS) PER COMMON SHARE                                         $    .02          $   (.07)          $    .17
                                                                           ========           ========          ========


    The accompanying notes are an integral part of these consolidated financial statements.

                       NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For the Years Ended December 31, 1994, December 30, 1995, and December 28, 1996
                                   (000's except share information)

                                                                       Additional       Retained        Cumulative
                                                    Common Stock         Paid-In        Earnings        Translation
                                                Shares        Amount     Capital        (Deficit)       Adjustments        Total
                                                ------        ------   ----------       ---------       -----------        -----

BALANCE, December 31, 1994                    20,510,402        $205     $42,133        $(10,353)          $(2,372)      $29,613
Exercise of stock options                         76,103           1          14                                              15
Foreign Currency Exchange Rate Translation                                                                  (1,782)       (1,782)
Net Loss                                                                                  (1,520)                         (1,520)
                                              ----------        ----     -------        --------           -------       -------
BALANCE, December 30, 1995                    20,586,505         206      42,147         (11,873)           (4,154)       26,326
Exercise of stock options                         58,247                      19                                              19
Foreign Currency Exchange Rate Translation                                                                      81            81
Net Income                                                                                 3,480                           3,480
                                              ----------        ----     -------        --------           -------       -------
BALANCE, December 28, 1996                    20,644,752        $206     $42,166        $ (8,393)          $(4,073)      $29,906
                                              ==========        ====     =======        ========           =======       =======




     The accompanying notes are an integral part of these consolidated financial statements.

                       NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 1994, December 30, 1995 and December 28, 1996
                                               (000's)
                                                                               1994               1995               1996
                                                                               ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $    351           $ (1,520)          $  3,480
                                                                             --------            -------           --------
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Provision for disposition of assets                                                              958
    Provision for other nonrecurring charges                                                       1,053
    Depreciation and amortization                                               7,567             10,378             10,054
    Provision for Deferred Income Tax Expense                                                                         1,002
    Changes in assets and liabilities:
      Receivables                                                                 408               (701)             2,224
      Inventories                                                              (1,388)            (2,467)            (2,594)
      Store preopening costs                                                   (1,657)            (1,288)              (657)
      Other current assets                                                        104                (34)                68
      Accounts payable, accrued expenses, and other
       current liabilities                                                     (1,259)               (88)               200
                                                                             --------            -------           ---------
         Total adjustments                                                      3,775              7,811             10,297
                                                                             --------            -------           ---------
         Net cash provided by operating activities                              4,126              6,291             13,777
                                                                             --------            -------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                            (15,963)           (13,175)            (2,713)
Organization costs                                                                226                (18)              (190)
Change in other assets                                                         (1,017)                47                579
Change in other liabilities                                                                                             230
                                                                             --------            -------           ---------
         Net cash (used in) investing activities                              (16,754)           (13,146)            (2,094)
                                                                             --------           --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayment) on bank line of credit                              16,000              8,000            (11,500)
Net repayment on long-term debt and capital leases                               (659)              (471)              (480)
Net proceeds from issuance of common stock                                         57                 15                 19
                                                                             --------           --------           ---------
         Net cash provided by (used in) financing activities                   15,398              7,544            (11,961)
                                                                             --------           --------           ---------
Effect of foreign currency exchange rate changes                              (2,372)             (1,782)                81
                                                                             --------           --------           ---------
NET INCREASE (DECREASE) IN CASH                                                  398              (1,093)              (197)
CASH, beginning of year                                                        2,002               2,400              1,307
                                                                             --------           --------           ---------
CASH, end of year                                                            $  2,400           $  1,307           $  1,110
                                                                             ========           ========           =========

    The accompanying notes are an integral part of these consolidated financial statements.

               NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE December 31, 1994, December 30, 1995 and December 28, 1996

1.  ORGANIZATION AND OPERATIONS

     National Vision Associates, Ltd. (the "Company") is engaged in the retail sale of optical goods and services as a licensee operating within mass merchandise department stores. The Company is largely dependent on Wal-Mart Stores, Inc. ("Wal-Mart") for continued operation of current vision centers and expansion with new vision centers (Note 3).

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Effective
January 1, 1995, the Company changed its year end to a 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December 31. Pursuant to such calendar, financial information for each of 1995 and 1996 is presented for the 52-week period ended December 30 and December 28, respectively. Financial information for 1994 is presented as previously reported for the year ended December 31. Due to various statutory and other considerations, international operations were not changed to this 52/53 week calendar. To allow for more timely consolidation and reporting, international operations are reported beginning with fiscal 1994 using a fiscal year ending November 30. As a result of these changes, consolidated results include the results of international operations for the 11, 12, and 12 months ended November 30, 1994, 1995, and 1996, respectively. For December 1994, international operations reported a net loss of approximately $170,000. Certain amounts in the December 31, 1994 and December 30, 1995 consolidated financial statements have been reclassified to conform to the December 28, 1996 presentation.

Revenue Recognition

     The Company recognizes revenues and the related costs from retail sales when at least 50% of the payment has been received.

Cash and Cash Equivalents

     The Company considers cash on hand, short-term cash investments, and checks that have not been processed by financial institutions to be cash and cash equivalents. The aggregate amount of outstanding checks not processed at December 28, 1996 was $440,000. The Company's policy is to maintain uninvested cash at minimal levels. Cash includes cash equivalents which represent highly liquid investments with a maturity of one month or less. The carrying amount approximates fair value. The Company restricts investment of temporary cash investments to financial institutions with high credit standing.

Inventories

     Inventories are valued at the lower of weighted average cost or market. Market represents the net realizable value.

Store Preopening Costs

     Preopening costs which are directly associated with the opening of new vision centers are capitalized and amortized using the straight-line method over 12 months beginning with the commencement of each vision center's operations. The average cost capitalized per vision center approximated $23,000.

Property and Equipment

     Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the assets' estimated useful lives or terms of the related leases, whichever is shorter. Accelerated depreciation methods are used for income tax reporting purposes. For financial reporting purposes, the useful lives used for computation of depreciation range from five to ten years for equipment, from three to nine years for furniture and fixtures, from three to six years for hardware and software related to information systems processing, and nine years for leasehold improvements. At the time property and equipment are retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income. Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized. Assets held for sale is comprised of property and equipment which are valued at the lower of carrying amount or net realizable value.

Balance Sheet Financial Instruments:  Fair Values

     The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because the underlying instrument is a variable rate note that reprices frequently. The fair value of the Company's fixed interest rate hedge agreement is based on estimates using standard pricing models that take into consideration current interest rate market conditions supplied by independent financial institutions.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the large number of individuals and entities comprising the Company's customer base and their dispersion across many different industries and geographies.

Income Taxes

     The Company accounts for income taxes as defined in Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Deferred income taxes are recorded using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for depreciation, store preopening costs, organization costs, inventory basis differences, and accrued expenses where there is a temporary difference in recording such items for financial reporting and income tax reporting purposes.

Organization Costs

     Organization costs of the Company and subsidiaries have been capitalized and are being amortized on a straight-line basis over a five-year period.

Advertising and Promotion Expense

     The Company accounts for advertising costs in accordance with the American Institute of Certified Public Accountants Statement of Position No. 93-7 "Reporting on Advertising Costs." Production costs of future media advertising and related promotion campaigns are deferred until the advertising events occur. All other advertising and promotion costs are expensed when incurred.

Other Income and Expense

     Other income and expense represents net financing costs associated with the Company's financing activities, including interest costs on borrowings under the revolving credit facility, amortization of interest rate hedge and swap agreements, purchase discounts on invoice payments, interest income on cash investments and realized exchange gains or losses resulting from foreign currency transactions.

Foreign Currency Translation

     The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS No. 52"). Translation adjustments, which result from the process of translating foreign financial statements into U.S. dollars, are accumulated as a separate component of shareholders' equity.

     The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52 for reporting periods starting in 1997. In 1997, the financial statements of the Mexico operation will be remeasured with the U.S. dollar as the functional currency. Any gain or loss will be recorded in the Company's statement of operations.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  WAL-MART AND VENTURE MASTER LICENSE AGREEMENTS

     Wal-Mart Agreement

     In 1994, the Company and Wal-Mart replaced their original agreement with a new master license agreement (the "Wal-Mart Agreement"), which increased license fees payable by the Company and also granted the Company the opportunity to operate up to 400 vision centers (320 vision centers were in operation at year end 1996) in existing and future Wal-Mart stores. In January 1995, the Company made a lump sum payment in exchange for such opportunity. The payment is being amortized over the initial term of the vision centers opened subsequent to January 1, 1995. Each vision center covered by the Wal-Mart Agreement has a separate license. Pursuant to the Wal-Mart Agreement, the term of each such license is nine years with a renewable option for one additional three-year term.

     Venture Agreement

     In 1993, the Company and Venture Stores, Inc. executed a master license agreement which granted the Company a right of first refusal to open vision centers in all Venture stores. In 1995, the Company decided to dispose of all of its operations in Venture stores and completed such dispositions in 1995 and early 1996.
(See Note 13.)


4.  FOREIGN AGREEMENTS

     Mexico Agreements

     Pursuant to an agreement with Almacenes Aurrera, S.A. de C.V., the Company owned and operated vision centers using the "Aurrera" name for nine-year terms in certain of Aurrera's retail discount stores. In 1995, the Company decided to close all of such vision centers, six of which were closed in 1995 and ten of which were closed in January and February 1996. (See Note 13.)

     In 1994, the Company opened 8 vision centers in stores owned and operated by Wal-Mart de Mexico, S.A. de C.V. In 1995, the Company completed the negotiation of a master license agreement governing these vision centers. Pursuant to this agreement, each vision center has an individual base term of five years from the date of opening, followed by two options (each for two years), and one option for one year. Each party has the right to terminate a location which fails to meet specified sales levels. The agreement provides for annual fees based on a minimum and percentage of sales. The agreement also gives the Company a right of first refusal to open vision centers in all stores in Mexico owned by Wal-Mart de Mexico. As of December 28, 1996, the Company operated
18 vision centers in Wal-Mart de Mexico stores.

     Other Agreements

     In 1993, foreign subsidiaries of the Company executed license agreements with each of Carrefour, S.A. (in France) and Zellers Inc. (in Canada). In 1995, the Company sold the operations in France. (See Note 13.) In June 1994, the Company sold certain of its assets relative to the Canadian operation to a partnership in which the Company holds an 18% interest. In connection with the sale of its assets, the Company received a promissory note, which was settled in 1996. In conjunction with such settlement, the Company also agreed to transfer its 18% interest in the partnership.

     The Company owns 50% of a joint venture which owns and operates three vision centers located in Tesco, PLC stores in Eastern Europe. Each vision center is located within a Tesco store and is subject to a separate agreement. Each agreement provides for the payment of minimum and percentage rent. In 1995, the Company announced its intention to sell its joint venture interest in these vision centers. (See Note 13.)

5.  EQUITY TRANSACTIONS

Stock Option Plans

     In 1996, the Company adopted the Restated Stock Option and Incentive Award Plan (the "Plan") pursuant to which incentive stock options qualifying under Section 422A of the Internal Revenue Code and nonqualified stock options may be granted to key employees. The Plan replaced and restated all the Company's prior key employee stock option plans. A total of up to 3,350,000 shares of common stock may be granted under the Plan
(a total of up to 2,350,000 shares were available for grant under the prior plans). The Plan is administered by the Compensation Committee of the Company's Board of Directors. The Compensation Committee has the authority to determine the persons receiving options, option prices, dates of grants, and vesting periods, although no option may have a term exceeding ten years. Options granted prior to 1996 have a term of five years. At December 28, 1996, 1,830,166 options were outstanding at exercise prices ranging from $0.44 to $21.38.

Directors' Stock Option Plan

     In July 1992, the Company adopted the Non-Employee Director Stock Option Plan (the "Directors Plan"), pursuant to which stock options for up to 270,000 shares of Common Stock may be granted to nonemployee directors. The Directors Plan provides for the grant of options to purchase 30,000 shares of the Company's Common Stock with an exercise price of $15.08 to each of the four nonemployee directors serving on the date of adoption and automatic grants of additional options to purchase 7,500 shares of the Company's common stock upon each anniversary of the Directors Plan to each nonemployee director serving on such date. Of the options granted, 50% of the shares under each option are exercisable on the second anniversary of the grant date, 75% in three years, and 100% in four years. All option grants are at exercise prices no less than the market value of a share of Common Stock on the date of grant and are exercisable for a five-year period. Options covering 157,500 shares under the Directors Plan were exercisable at December 28, 1996.

All Stock Option Plans

     All exercise prices represent the estimated fair value of the Common Stock on the date of grant as determined by the Board of Directors. Of the options granted, 50% of the shares under each option are exercisable after two years from the grant date, 75% in three years, and 100% in four years. Options covering 208,123, 79,303 and 55,371 shares were exercised in 1994, 1995, and 1996, respectively. Options covering 219,600, 388,354 and 696,609 shares were exercisable at December 31, 1994, December 30, 1995, and December 28, 1996, respectively. Options covering 412,018 and 202,963 shares were canceled in 1995 and 1996, respectively.

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company will continue to account for stock option awards in accordance with APB Opinion No. 25. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               1995          1996
As Reported:                                   ----          ----

Net Earnings                                 $(1,520)       $3,480
                                             =====================
Earnings per share                            ($0.07)       $ 0.17
                                             =====================
Pro Forma:

Net Earnings                                 ($1,769)       $3,163
                                             =====================
Earnings per share                            ($0.09)       $ 0.15
                                             =====================

     The fair value of each option grant is estimated on the date of grant using the Black - Scholes option - pricing model with the following weighted average assumptions used for grants in 1995 and 1996: dividend yield of 0.0%; expected volatility of 86%; risk free interest rates of 6.7% (1995) and 5.9% (1996); and expected lives of 4.34 years.

     At December 31, 1996, 1,643,357 options were outstanding at exercise prices ranging from $0.44 to $7.88, with a weighted average remaining contractual life of 4.32 years, of which 464,485 options are currently exercisable at a weighted average price of $6.24 per share. Additionally, 426,809 options were outstanding at exercise prices ranging from $10.75 to $21.38 with a weighted average remaining contractual life of 2.68 years, of which 232,124 options are currently exercisable at a weighted average price of $16.74 per share.

Principal Shareholder Transactions

     Effective in 1990, the Vice-Chairman (then the Chairman) of the Company (the "Vice- Chairman") granted two options (the "Vendor Options") covering an aggregate of 239,922 shares of Common Stock owned by him to two principals of one of the Company's vendors. The exercise price for these options was $0.22 per share, the fair market value of the shares as of the date of grant. One option terminated in 1996. The other option (which covers 159,948 shares) vests over a four-year period and expires in 1997.

     On November 13, 1990, in consideration of the services rendered by two principals (each, an "Optionee") in two companies recruiting optometrists for the Company (Notes 8 and 15), the Vice-Chairman entered into option agreements (the "Option Agreements") which granted each Optionee the option (the "Option") to acquire from the Vice-Chairman 683,775 shares of Common Stock, 384,750 shares of which were granted on November 13, 1990 exercisable for no cash consideration, and 299,025 shares of which were granted on February 14, 1991 with an exercise price of $0.22 per share, plus accrued interest. The Vice-Chairman permitted each Optionee to partially exercise the Option (for no consideration) in August 1992 with respect to 136,755 of the shares subject to the Option. There remained 547,020 shares of Common Stock under each Option (all such shares, collectively, the "Option Shares"). In 1993, the Company filed with the Securities and Exchange Commission (the "Commission") a registration statement (the "Registration Statement") on Form S-3 pursuant to which (a) the transfer of the Option Shares from the Vice-Chairman to each Optionee and (b) the potential sale of certain of the Option Shares by each Optionee, was registered with the Commission. Each Optionee exercised the Option immediately upon the effective date of the Registration Statement in the second quarter of 1994.

     Upon the exercise of all the Options, the Company became entitled to a tax benefit valued at approximately $4.1 million, which is equal to the number of Option Shares multiplied by the difference between the market price of the Option Shares as of the date of exercise and the exercise price for the Option Shares, adjusted for the impact of tax rates. The tax benefit will be treated as a contribution to capital and will have no impact on earnings for financial reporting purposes. The timing and the amount of the benefit from the tax deduction will depend on future earnings of the Company. The Company has recorded a valuation allowance against the tax benefit. The foregoing tax consequences would also apply upon the exercise of the remaining Vendor Option. The Company has received a deficiency notice from the Internal Revenue Service with respect to the tax benefit the Company expects to realize from the exercise of the Options. (See Note 9.)

Preferred Stock

     The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $1 per share, with such terms, characteristics and designations as may be determined by the Board of Directors. No such shares are issued and outstanding. In January 1997, the Company adopted a shareholder rights plan. (See Note 15.)

6.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at December 30, 1995 and December 28, 1996 consisted of the following (all amounts except monthly loan installments and interest rates in 000's):

                                                                                             1995             1996
                                                                                             ----             ----

     Borrowings under revolving credit facility,
       aggregate outstanding balance due for repayment
       in May, 1998                                                                        $38,000          $26,500
     Capital lease obligations with a related lease finance
       company, due in aggregate monthly installments of
       $38,000, including imputed interest at 14% per annum                                    322
     Capital lease and other obligations, due in aggregate monthly installments of $24,000, including imputed interest at
       rates of 9.9% to 19.5% per annum                                                        158
                                                                                           -------          -------
                                                                                            38,480           26,500
     Less current portion                                                                      480              -0-
                                                                                           -------          -------
                                                                                           $38,000          $26,500
                                                                                           =======          =======


     The Company's capital lease obligations, which were secured by certain equipment, furniture and fixtures with a net book value of $1,170,000 at December 30, 1995, were extinguished in full during 1996.

     In November 1994, the Company entered into a syndicated $45 million three-year unsecured revolving credit facility. The Company's credit facility (as amended) contains, among other covenants, a material adverse change clause, certain minimum net worth requirements, as well as a covenant which limits the ability of the Company to expand outside of its domestic Wal-Mart vision centers. Commitment fees payable on the average daily balance of the unused portion of the line of credit were .30% per annum in 1996. The Company paid approximately $31,000, $32,000 and $40,000 in commitment fees in 1994, 1995 and 1996, respectively. Interest on the outstanding advances is based on certain financial covenants and applicable interest rates for Eurodollar or base loan borrowings, as defined in the agreement. In December 1996, the Company extended the facility until May 1998.

     In December of 1994, the Company paid $173,000 in connection with an agreement to cap certain interest rates under its credit facility up to $15 million. The agreement caps LIBOR at 7.5% per annum unless the LIBOR rate is above 9% per annum in which case the protected rate is 9% per annum. The cap agreement expires in February 1997. In 1995, the Company entered into a two-year interest rate swap agreement (with a term expiring on February 20, 1998) which effectively converts underlying variable rate debt based on LIBOR to fixed rate debt. The notional principal amount is $20 million, with an effective fixed rate of 7.305%. The fair market value of the fixed rate hedge approximates book value.

     As of December 28, 1996, the Company had borrowed $26.5 million under its credit facility at a weighted average interest rate of 7.38%. The aggregate fair value of the Company's long-term debt and capital lease obligations is estimated to approximate their carrying value.


7.  RELATED-PARTY TRANSACTIONS

     The Company purchased and leased certain furniture and fixtures from a company which was owned by the spouse of the Vice-Chairman, who was also a member of the Company's board of directors until her resignation in March 1992. On November 3, 1992, the furniture and fixtures company was sold to an unrelated party, which made installment payments to the spouse of the Vice-Chairman. Until 1996, the Company purchased furniture and fixtures from this company. In the opinion of management, such purchases were on an arms-length basis. The aggregate amount of purchases of furniture and fixtures was approximately $3.9 million and $2.4 million in 1994 and in 1995, respectively. In 1991, certain amounts due to the furniture and fixture company were assigned to a lease finance company which is owned by another shareholder/director of the Company. The Company made lease payments (including principal and interest) of $455,000, $417,000, and $341,000 to this lease finance company in 1994, 1995, and 1996, respectively. Such lease was paid in full as of September, 1996.

     During 1994, 1995, and 1996, the Company purchased its business and casualty insurance policies through an insurance agency in which a shareholder/director has a substantial ownership interest. Total premiums paid for policies acquired through the insurance company during 1994, 1995, and 1996 were approximately $1.3 million, $910,000, and $844,000, respectively. The Audit Committee of the Company's Board of Directors has approved such purchases.

     In 1993, the Company executed a lease (the "Airplane Lease") with a company wholly owned by the Vice-Chairman. In 1994, the Company made $26,000 in payments under the Airplane Lease. The Audit
Committee had approved the Airplane Lease, which was terminated in November 1994.

8.  COMMITMENTS AND CONTINGENCIES

Noncancelable Operating Lease and License Agreements

     As of December 28, 1996, the Company is a lessee under noncancelable operating lease agreements for certain equipment which expire at various dates through 1998. Additionally, the Company is required to pay its host department store companies minimum and percentage license fees.

     Effective December 20, 1991, the Company entered into a lease agreement with Wal-Mart for approximately 66,000 square feet of corporate office space. The term of the lease is ten years with a renewal option of seven years.
The Company paid Wal-Mart approximately $215,000 annually in rental fees in 1994, 1995, and 1996.

     Effective July 1995, the Company entered into an operating lease for a computer equipment upgrade that provides processing for the newly installed management information and financial systems. The term of the lease is three years. Lease expense is approximately $8,000 monthly.

     Effective the first quarter, 1996, the Company entered into operating leases for 34 vehicles. The terms of the leases are cancellable by the Company at any time, but the Company expects to retain the leases for three years. Lease expense is approximately $13,800 monthly.

     Under the lease for its Los Angeles laboratory, the Company paid $99,000, $102,000, and $101,000 in rental fees in 1994, 1995, and 1996, respectively.

     Aggregate future minimum payments under the license and lease arrangements are as follows (amounts in 000's):

              1997                        $16,389
              1998                         16,360
              1999                         16,078
              2000                         14,347
              2001                         11,529
              Thereafter                   17,052
                                          -------
                                          $91,755
                                          =======

     Total expenses recognized under these license and lease arrangements were approximately $10.1 million, $17.0 million, and $19.9 million for the years ended December 31, 1994, December 30, 1995, and December 28, 1996, respectively.

Gitano and Guy Laroche Trademark Licenses

     The Company has separate license agreements with Gitano, Inc. and Guy Laroche of North America, Inc., giving the Company the right to use the trademarks "Gitano" and "Guy Laroche", respectively, in its vision centers in North America. Each agreement requires the Company to pay minimum and percentage royalties on retail and wholesale sales.

     The Gitano agreement expires on June 30, 1997 and the Guy Laroche agreement expires on December 31, 1998. Each agreement may be renewed, subject to various conditions. Under the Gitano agreement, the Company paid $97,000, $142,000, and $111,000 in fees during 1994, 1995, and 1996, respectively. Under the Guy Laroche agreement, the Company paid $100,000, $200,000, and $250,000 in fees during 1994, 1995, and 1996, respectively.

Consulting and Management Agreement

     Among other things, the Wal-Mart Agreement (Note 3) requires an independent, licensed optometrist to practice adjacent to or near each of the Company's vision centers for at least 48 hours per week. The Company entered into a consulting and management service agreement, as amended, with two companies jointly owned by two shareholders to recruit such optometrists for certain of its vision centers. Subject to applicable state regulations, this agreement, among other things, requires the Company to provide space and certain equipment to the optometrists and requires the recruiting entities to pay to the Company certain amounts as defined in the agreement. The Company received
$2.6 million, $2.5 million, and $2.9 million pursuant to this agreement during 1994, 1995, and 1996, respectively. This agreement was terminated in January, 1997. (See Note 15.)

Employment Agreements

     Two executive officers are employed pursuant to employment agreements which provide for an annual salary and certain other benefits. Each agreement further provides that the Company may at any time terminate the executive's employment upon six months notice or upon no notice if such termination is for cause, as defined.

     There are agreements between the Company and six of its executive officers which provide severance benefits in the event of termination of employment under certain circumstances following a change in control of the Company (as defined). The circumstances are termination by the Company (other than because of death or disability commencing prior to a threatened change in control (as defined), or for cause (as defined), or by the officer as the result of a voluntary termination (as defined). Following any such termination, in addition to compensation and benefits already earned, the officer will be entitled to receive a lump sum severance payment equal to up to three times the officer's annual rate of base salary. The term of each agreement is for a rolling three-years unless the Company gives notice that it does not wish to extend such term, in which case the term of the agreement would expire three years from the date of the notice.


9.  INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounts Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The components of the net deferred tax assets/(liabilities) are as follows (amounts in 000's):

                                                        As of December 30,                    As of December 28,
                                                               1995                                  1996

Total deferred tax liabilities                                $(5,460)                             $(6,347)
Total deferred tax assets                                      11,235                               10,658
Valuation allowance                                            (5,775)                              (5,543)
                                                              -------                              -------
Net deferred tax assets (liabilities)                         $     0                              $(1,232)
                                                              =======                              =======



     The sources of the difference between the financial accounting and tax basis of the Company's liabilities and assets which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows (amounts in 000's):

                                                        As of December 30,                    As of December 28,
                                                               1995                                  1996
                                                               ----                                  ----

Deferred tax liabilities:
  Depreciation                                                $ 5,305                             $ 6,062
  Store preopening costs                                          155                                  91
  Other                                                                                               194
                                                              -------                             -------
                                                              $ 5,460                             $ 6,347
                                                              =======                             =======

Deferred tax assets:
  Accrued expenses and reserves                               $ 1,496                             $ 1,471
  Inventory basis differences                                     524                                 326
  Net operating loss carryforwards                              9,182                               8,650
  Other                                                            33                                 211
                                                              -------                             -------
                                                              $11,235                             $10,658
                                                              =======                             =======

     The consolidated provision for income taxes consists of the following (amounts in 000's):

                                                                                     Year Ended
                                                           -------------------------------------------------------------
                                                           December 31,              December 30,           December 28,
                                                               1994                      1995                   1996
                                                               ----                      ----                   ----

Current:
  Federal                                                                                $ 50                   $  135
  State                                                        $40                         50                       63
                                                               ---                       ----                   ------
                                                                40                        100                      198
                                                               ---                       ----                   ------
Deferred:
  Federal                                                                                                          897
  State                                                                                                            105
                                                               ---                       ----                   ------
                                                                 0                          0                    1,002
                                                               ---                       ----                   ------
Total provision for income taxes                               $40                       $100                   $1,200
                                                               ===                       ====                   ======

     The tax expense (benefit) differs from the amounts resulting from multiplying income before income taxes by the statutory federal income tax rate for the following reasons (amounts in 000's):

                                                     Year Ended December 31,         December 30,           December 28,
                                                               1994                      1995                   1996
                                                               ----                      ----                   ----

Federal income tax at statutory rate                           $   133                   $(483)                 $1,591
State income taxes, net of federal income
   tax benefit                                                      40                      50                      69
Foreign losses not deductible for U.S.
   federal tax purposes                                          1,076                     686                      63
Valuation allowance for U.S. state and
   federal taxes                                                (1,241)                   (181)                   (556)
Other                                                               32                      28                      33
                                                                ------                   -----                  ------
                                                                $   40                   $ 100                  $1,200
                                                                ======                   =====                  ======


     At December 28, 1996, the Company had a valuation allowance of $5.5 million due to the uncertainty regarding the realizability of its net operating loss carryforwards. A portion of the net operating loss carryforward deferred tax asset (approximately $4.1 million) relates to tax benefits (subject to the outcome of the audit discussed below) from the exercise of stock options granted by the Vice Chairman to two shareholders who own consulting companies which recruited optometrists for the Company (Note 5). No compensation expense was recorded for financial reporting purposes as there was no difference between the fair market value and the option price of the shares at the date of grant. This benefit will be recorded as an addition to paid-in-capital (and a reduction in the valuation allowance) when realized.

     At December 28, 1996, the Company had U.S. regular tax net operating loss carryforwards of $27 million (of which approximately $10.7 million relates to the tax benefits from the exercise of stock options discussed above) and alternative minimum tax net operating loss carryforwards of approximately $3.9 million which can reduce future federal income taxes. If not utilized, these carryforwards will expire beginning in 2007.

     At December 28, 1996, the Company had foreign tax net operating loss carryforwards in excess of $4.7 million which are available to reduce future foreign income taxes relative to the operations in Mexico and Eastern Europe. If not utilized, these carryforwards will expire beginning in 1997.

     As a result of an examination by the Internal Revenue Service ("IRS") of the Company's 1992 tax return, the Company received a deficiency notice from the IRS, challenging the tax benefit relating to the exercise of stock options referred to above. The Company has filed a petition in the U.S. Tax Court, contesting the deficiency notice. The Company does not expect that the outcome of this proceeding will have a material adverse impact on the financial statements or conditions of the Company.


10.  NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is computed based on the weighted average number of common stock and stock equivalent shares outstanding during the period. Except when anti-dilutive, options for the purchase of common stock have been included as exercised (using the treasury stock method) as of the date of grant. Common stock equivalents have been excluded from the calculation of weighted average shares outstanding during 1995, as the effect would be anti-dilutive. The weighted average number of common shares outstanding used in the calculation is as follows:

                        Year Ended December 31,     December 30,        December 28,
                                 1994                   1995                1996
                                 ----                   ----                ----
Weighted average
  number of shares
  outstanding               20,665,257              20,537,799          20,706,629
                            ==========              ==========          ==========


11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows (amounts in 000's):

                        Year Ended December 31,     December 30,        December 28,
                                 1994                   1995                1996
                                 ----                   ----                ----
Cash paid for-
  Interest                      $1,548              $2,750              $2,565
  Income taxes                      64                 244                 149


12.  SELECTED QUARTERLY FINANCIAL DATA

     Selected quarterly data for the Company for the years ended December 30, 1995 and December 28, 1996 is as follows (amounts in 000's except per share information):



YEAR ENDED DECEMBER 30, 1995:
                                                                                  Quarter Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                        April 1             July 1            September 30          December 30
                                                        -------             ------            ------------          -----------
Net Sales                                               $37,168             $35,725              $37,733              $34,947
Cost of Goods Sold                                       16,714              16,586               17,861               16,805
                                                        -------             -------              -------              -------
Gross Profit                                             20,454              19,139               19,872               18,142
Selling, General, and
 Administrative Expenses                                 18,734              17,314               18,487               19,855
Provision for Disposition of Assets (a)                                                            1,111                 (153)
Other Nonrecurring Charges (a)                                                                       900                  153
                                                        -------             -------              -------              -------
Operating Income (Loss)                                   1,720               1,825                 (626)              (1,713)
Other Expense, Net                                          551                 775                  619                  681
                                                        -------             -------              -------              -------
Income (Loss) Before Income Taxes                         1,169               1,050               (1,245)              (2,394)
Income Tax Benefit/(Provision)                             (332)               (240)                 372                  100
                                                        -------             -------              -------              -------
Net Income (Loss)                                       $   837             $   810              $  (873)             $(2,294)
                                                        =======             =======              =======              =======
Net Income (Loss) Per Common Share                      $  0.04             $  0.04              $ (0.04)             $ (0.11)
                                                        =======             =======              =======              =======

(a) At September 30, 1995, the Company recorded a provision of $1.1 million for the disposition of the Venture operations and recorded other nonrecurring charges of $900,000 to reduce Company assets held for disposition to management's estimate of their net realizable value. In the fourth quarter 1995, the Company recorded a gain of $491,000 relative to the sale of its French operations, which was offset by additional provisions relative to the disposition of the Venture operations, the Aurrera store closures in Mexico, and the net realizable value of other assets held for sale. (See Note 13.)

YEAR ENDED DECEMBER 28, 1996:
                                                                                  Quarter Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                        March 30            June 29           September 28          December 28
                                                        --------            -------           ------------          -----------
Net Sales                                               $40,133             $40,525              $41,347              $38,371
Cost of Goods Sold                                       18,724              19,133               19,684               19,151
                                                        -------             -------              -------              -------
Gross Profit                                             21,409              21,392               21,663               19,220
Selling, General, and
 Administrative Expenses                                 19,386              19,202               19,679               18,653
                                                        -------             -------              -------              -------
Operating Income                                          2,023               2,190                1,984                  567
Other Expense, Net                                          659                 507                  453                  465
                                                        -------             -------              -------              -------
Income Before Income Taxes                                1,364               1,683                1,531                  102
Provision for Income Taxes                                  373                 431                  321                   75
                                                        -------             -------              -------              -------
Net Income                                              $   991             $ 1,252              $ 1,210              $    27
                                                        =======             =======              =======              =======
Net Income Per Common Share                             $   .05             $   .06              $   .06              $    --
                                                        =======             =======              =======              =======

13.      DISPOSITIONS AND OTHER NONRECURRING CHARGES

     Sale of French Operations

     On December 29, 1995, the Company sold its shares in IVACAR, S.A., its French subsidiary, to Carrefour France, for the sum of 18,000,000 FF
($3.7 million U.S.), paid in cash at the closing. The initial sum was received the first business day of 1996. In connection with this transaction, the Company recorded a gain of $491,000 in 1995. Such gain was offset by the provisions discussed below.

     Sale of Venture Operations

     The Venture operations were disposed of in three separate transactions. In anticipation of the disposition of the Venture operations, a provision of $1.4 million was recorded in 1995 to reduce the net assets of the Venture operations to management's estimate of net realizable value.
The three transactions are described as follows:

     A. Chicago Locations. On October 1, 1995, the Company agreed to sell its six Chicago locations, including assets associated with the store locations, to Uhlemann Optical Company for notes in the total amount of $614,000. In connection with such transaction, the Company agreed to lend the purchaser up to $200,000 for working capital. The transaction closed on October 26, 1995.

     B. Texas Locations. On January 4, 1996, the Company agreed to sell its 11 Texas locations, including certain assets associated with the store locations, to Budget Opticals of America, Inc. for a secured note in the amount of $256,000. The transaction closed on January 6, 1996.

     C. St. Louis Locations. On January 12, 1996, the Company agreed to sell its eight St. Louis locations, including certain assets associated with the store locations, to Comprehensive Eyecare, Ltd. for secured notes in the amount of $752,000. In connection with such transaction, the Company agreed to lend the purchaser up to $50,000 for working capital. The transaction closed on January 14, 1996.

     In September, 1996, Comprehensive Eyecare, Ltd. settled its obligation at the net book value of the promissory notes recorded by the Company under the terms of the sales agreement. In the opinion of management, the promissory notes outstanding from the Chicago and Texas sales transactions are recorded at net realizable value.

     Net sales and operating losses for each operation (exclusive of disposition costs, allocated corporate overhead, interest and taxes) for each period presented is summarized as follows (000's):

                                              Venture                France

Year Ended December 28, 1996
    Net Sales                                 $    37                $   402
    Operating Losses                          $   (81)               $  (240)

Year Ended December 30, 1995
    Net Sales                                 $ 2,257                $ 5,117
    Operating Losses                          $(2,073)               $  (523)

Year Ended December 31, 1994
    Net Sales                                 $ 2,415                $ 2,417
    Operating Losses                          $(2,071)               $(1,144)


     Investment in Czech Republic and Slovakia

     In 1995, the Company decided that it would pursue the disposition of its share of the joint venture. A provision of $300,000 was recorded to reflect management's estimate of net realizable value of the Company's investment in such joint venture.

     Aurrera Store Closures

     In 1995, the Company decided to close 16 underperforming vision centers located in Aurrera stores. The Mexican operations recorded a $346,000 provision to reduce the assets in those locations to management's estimate of net realizable value and record separation costs for employees. The Company closed six vision centers in February 1995 and the remainder in the first quarter 1996.

     Foreclosure Proceedings - Frame Manufacturer

     In February 1995, the Company foreclosed on its security interest covering the assets of CompuFrame, a frame manufacturer. The Company recorded a provision of $400,000 to reduce the net carrying amount of assets held for sale to management's estimate of their net realizable value. The remaining assets were liquidated in 1996.

     The net assets of the Venture operations and the frame manufacturer have been classified as assets held for sale in the current asset section of the Company's balance sheet at December 30, 1995. The dispositions were completed in 1996. For purposes of the accompanying statements of cash flows, the change in components comprising assets held for sale is reflected in the original balance sheet classification.

14.  FOREIGN AND DOMESTIC OPERATIONS

     The geographic distributions of the Company's sales, transfers between geographic areas, identifiable assets, and operating income for the years ended December 31, 1994, December 30, 1995, and December 28, 1996 are summarized in the following table (amounts in 000's). Transfers between geographic areas are generally at cost plus freight, duties, and transfer fees. Identifiable assets include all assets associated with operations in the indicated geographic areas excluding intercompany receivables and investments. Operating income (loss) for the geographic areas does not include allocated corporate overhead, interest, or taxes.

                                                      1994                 1995                1996
                                                      ----                 ----                ----
Sales:
  United States                                     $112,109             $136,633            $156,599
  International                                        7,286                8,940               3,777
                                                    --------             --------            --------
                                                    $119,395             $145,573            $160,376
                                                    ========             ========            ========
Transfers between geographic areas:
  United States                                     $    588             $    361            $    211
                                                    ========             ========            ========
Identifiable Assets:
  United States                                     $ 67,609             $ 74,060            $ 71,590
  International                                       10,003                7,177               2,674
                                                    --------             --------            --------
                  Total Assets                      $ 77,612             $ 81,237            $ 74,264
                                                    ========             ========            ========
Operating Income:
  United States before other
    nonrecurring charges                            $  3,825             $  4,642            $  7,376
  Other writeoffs and reserves                                             (2,156)
                                                    --------             --------            --------
  United States                                        3,825                2,486               7,376
  International                                       (2,239)              (1,280)               (612)
                                                    --------             --------            --------
  Operating income                                  $  1,586             $  1,206            $  6,764
                                                    ========             ========            ========

15.  SUBSEQUENT EVENTS

     In January 1997, the Company completed various transactions related to its relationship with each of Eyecare Leasing, Inc., which had recruited optometrists for the Company pursuant to a consulting agreement, and Stewart-Phillips, Inc., which had recruited optometrists practicing adjacent to the Company's vision centers in California. The transactions involved the termination of such consulting agreement and transfer of the responsibilities of Stewart-Phillips, Inc. to a subsidiary of the Company. The aggregate cost of the transactions was $4.6 million, which will be capitalized as an intangible asset and amortized over the remaining life of the store leases. The Company made a lump sum payment of $500,000 at closing and entered into promissory obligations for the balance, payable over a 12-year period at 6.4% interest. The transactions are not expected to have a material impact on the financial statements or condition of the Company.

     In January of 1997, the Company's Board of Directors approved a Shareholders Rights Plan. The Rights Plan provides for the distribution of one Right for each outstanding share of the Company's Common Stock held of record as of the close of business on January 27, 1997 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred
Stock, par value $0.01 per share, at a price of $40.00, subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group buys or announces a tender offer for 15% or more of the Company's
Common Stock, or if any person or group has acquired such an interest, the acquisition by that person or group of an additional 2% of the Company's Common Stock. In the event the Rights become exercisable, holders of Rights would have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security or securities of the Company) having a market value of two times the exercise price of the Right. The Rights will expire on January 26, 2007, unless extended or unless either the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per Right, or the Rights are earlier redeemed.

                                       SCHEDULE II


                    NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES
                            VALUATION AND QUALIFYING ACCOUNTS
               December 31, 1994, December 30, 1995, and December 28, 1996
                                         (in 000's)


                                                              Additions
                                                    ------------------------------
                             Balance at             Charged to          Charged to                             Balance at
Description             Beginning of Period      Cash and Expense      Other Accounts       Deductions        End of Period
-----------             -------------------      ----------------      --------------       ----------        -------------

Year ended
December 31, 1994:
  Allowance for
  Uncollectible
  Accounts Receivable             $70                    $423                                   $240                $253

Year ended
December 30, 1995:
  Allowance for
  Uncollectible
  Accounts Receivable            $253                    $216                                   $130                $339

Year ended
December 28, 1996:
  Allowance for
  Uncollectible
  Accounts Receivable            $339                    $177                                   $163                $353

