Form 10-Q
period 1997-03-29
NATIONAL VISION ASSOCIATES LTD
filed 1997-04-29
CIK 868263

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                   Commission File
ended March 29, 1997                                       Number 0-20001

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

     The number of shares of Common Stock of the registrant outstanding as of April 23, 1997 was 20,709,359.

     The Exhibit Index is located at page 11.

                          NATIONAL VISION ASSOCIATES, LTD.

                                   FORM 10-Q INDEX

                                                                    Page of
                                                                    Form 10-Q
                                                                    ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           December 28, 1996 and March 29, 1997                         3

           Condensed Consolidated Statements of Operations -
           Three Months Ended March 30, 1996 and March 29, 1997         4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 30, 1996 and March 29, 1997         5

           Notes to Condensed Consolidated Financial Statements -       6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             11

                                          PART I
                                  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          December 28, 1996 and March 29, 1997
                            (000's except share information)

                                                                                            December 28,         March 29,
                                                                                                1996                1997
                                                                                            ------------         ---------
                                                                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                    $ 1,110             $ 2,878
 Accounts receivable (net of allowance: 1996-$353; 1997-$402)                                   4,164               4,998
 Inventories                                                                                   23,970              22,557
 Store preopening costs (net of accumulated amortization: 1996-$605; 1997-$588)                   240                 291
 Other current assets                                                                             944                 794
                                                                                              -------             -------
     Total current assets                                                                      30,428              31,518
                                                                                              -------             -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                     38,573              39,458
 Furniture and fixtures                                                                        17,136              17,959
 Leasehold improvements                                                                        13,178              13,459
 Construction in progress                                                                       1,669               1,462
                                                                                              -------             -------
                                                                                               70,556              72,338
 Less accumulated depreciation                                                                (27,206)            (29,439)
                                                                                              -------             -------
 Net property and equipment                                                                    43,350              42,899
                                                                                              -------             -------
ORGANIZATION COSTS (net of accumulated amortization: 1996-$503; 1997-$532)                        108                  53
                                                                                              -------             -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
 1996-$226; 1997-$223)                                                                            378                 767
ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS (net of accumulated
 amortization: 1997-$176)                                                                                           4,429
                                                                                              -------             -------
                                                                                              $74,264             $79,666
                                                                                              =======             =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                             $ 8,283             $ 8,547
 Accrued expenses and other current liabilities                                                 8,343              10,632
                                                                                              -------             -------
     Total current liabilities                                                                 16,626              19,179
                                                                                              -------             -------
LONG-TERM DEBT, less current portion                                                           26,500              23,000
LONG-TERM DEBT RELATED TO ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS                                                4,100
DEFERRED INCOME TAX LIABILITIES                                                                 1,232               1,826

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                          --                  --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  20,644,752 and 20,709,359 shares issued and outstanding as
  of December 28, 1996 and March 29, 1997, respectively                                           206                 207
 Additional paid-in capital                                                                    42,166              42,167
 Retained deficit                                                                              (8,393)             (6,740)
 Cumulative foreign currency exchange rate translation                                         (4,073)             (4,073)
                                                                                              -------             -------
      Total shareholders' equity                                                               29,906              31,561
                                                                                              -------             -------
                                                                                              $74,264             $79,666
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

                           NATIONAL VISION ASSOCIATES, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (000's except per share information)
                                      (Unaudited)



                                                                              Three Months Ended
                                                                           ------------------------
                                                                           March 30,      March 29,
                                                                             1996           1997
                                                                             ----           ----

NET SALES                                                                  $40,133         $44,362
COST OF GOODS SOLD                                                          18,724          20,143
                                                                           -------         -------
GROSS PROFIT                                                                21,409          24,219
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                                                   19,386          20,971
                                                                           -------         -------
OPERATING INCOME                                                             2,023           3,248
OTHER EXPENSE, NET                                                             659             488
                                                                           -------         -------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                               1,364           2,760
PROVISION FOR INCOME TAXES                                                     373           1,107
                                                                           -------         -------
NET INCOME                                                                 $   991         $ 1,653
                                                                           =======         =======

NET INCOME PER COMMON SHARE                                                $   .05         $   .08
                                                                           =======         =======


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NATIONAL VISION ASSOCIATES, LTD.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                         (000's)
                                                                              Three Months Ended
                                                                             -----------------------
                                                                             March 30,     March 29,
                                                                               1996          1997
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   991      $ 1,653
                                                                              -------      -------
Adjustments to reconcile net income to
 net cash provided by (used for) operating activities:
  Depreciation and amortization                                                 2,531        2,566
  Provision for deferred income tax expense                                       280          594
  Changes in assets and liabilities:
    Receivables                                                                  (574)        (834)
    Inventories                                                                  (355)       1,413
    Store preopening costs                                                       (111)        (175)
    Other current assets                                                         (719)         149
    Accounts payable, accrued expenses and other current liabilities            1,025        2,554
                                                                              -------      -------
        Total adjustments                                                       2,077        6,267
                                                                              -------      -------
        Net cash provided by operating activities                               3,068        7,920
                                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (834)      (1,782)
  Organization costs                                                              (19)          19
  Change in other assets                                                          (80)        (386)
  Assignment Agreement and intangible assets                                                (4,605)
  Proceeds from sale of French operations                                       3,400
                                                                              -------      -------
        Net cash provided by (used for) investing activities                    2,467       (6,754)
                                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayment) on long-term debt                                            (3,000)      (3,500)
  Long-term debt related to Assignment Agreement and
    intangible assets                                                                        4,100
  Net proceeds from issuance of common stock                                        9            2
  Net payment on capital leases                                                  (162)
                                                                              -------      -------
        Net cash provided by (used for) financing activities                   (3,153)         602
                                                                              -------      -------
Effect of foreign currency exchange rate changes                                   20            0
                                                                              -------      -------
NET INCREASE IN CASH                                                            2,402        1,768
CASH AND CASH EQUIVALENTS, beginning of period                                  1,307        1,110
                                                                              -------      -------
CASH AND CASH EQUIVALENTS, end of period                                      $ 3,709      $ 2,878
                                                                              =======      =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NATIONAL VISION ASSOCIATES, LTD.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     MARCH 29, 1997
                                       (Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. Certain amounts in the March 30, 1996 condensed consolidated financial statements have been reclassified to conform to the March 29, 1997 presentation.

(2)  RELATED-PARTY TRANSACTIONS

     During the three months ended March 30, 1996, the Company made lease payments of approximately $114,000 to a lease finance company which is owned by a shareholder/director of the Company. The Company made cash payments of approximately $6,500 and $26,700 during the three months ended
March 30, 1996 and March 29, 1997, respectively, for insurance purchased through an agency in which a director of the Company has a substantial ownership interest. During the three months ended March 30, 1996, the Company made payments of approximately $73,000 to a fixture company which had made certain installment payments to the spouse of the Company's then Vice Chairman, pursuant to an agreement entered into in 1992.

(3)  ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS

     In January 1997, the Company completed various transactions related to its relationship with each of Eyecare Leasing, Inc., which had recruited optometrists for the Company pursuant to a consulting agreement, and Stewart-Phillips, Inc., which had recruited optometrists practicing adjacent to the Company's vision centers in California. The transactions involved the termination of such consulting agreement and the transfer of certain responsibilities to the Company. Aggregate payments received by the Company under the arrangement in 1996 were $1.4 million. The aggregate cost of the transactions was $4.6 million, which has been capitalized as an intangible asset and will be amortized over the remaining life of the vision center leases. The Company made a lump sum payment of $500,000 at closing and entered into promissory obligations for the balance, payable over a 12-year period at 6.4% interest.

(4)  PROVISION FOR INCOME TAXES

     The effective income tax rate on consolidated pre-tax income in the first quarter of 1997 is 40%, which represents a tax provision of 39% on domestic earnings. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 27% of consolidated pre-tax earnings.

(5)  NET INCOME PER COMMON SHARE

     Net income per common share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period. Options granted to purchase common stock have been included in the calculation of the shares used in computing net income per share information as if they were outstanding as of the date of grant, using the treasury stock method. The weighted average number of common shares outstanding used in the calculation is as follows (000's):

                                                      Three Months Ended
                                                  --------------------------
                                                  March 30,        March 29,
                                                    1996             1997
                                                    ----             ----

Weighted average number of
  shares outstanding                               20,642           20,778
                                                   ======           ======

     SFAS Statement No. 128 "Earnings per Share" is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management anticipates that the statement, which revises the calculation for earnings per share, will not have a material affect on the computation of per share earnings.

(6)  RESTRICTED STOCK AWARDS

     On February 12, 1997, in accordance with the Company's Restated Stock Option and Incentive Award Plan, the Compensation Committee of the Board of Directors approved the issuance of 60,000 restricted shares of the Company's common stock to selected employees, including the executive officers of the Company. The 60,000 restricted shares represent an increase in shareholders' equity and, as such, are reflected on the balance sheet at $600 in common stock ($.01 par value) and $288,000 in additional paid-in capital based on the $4.81 market value on the date of grant. Pursuant to the terms of the awards, the stock will be issued to the employees at the end of a four-year performance period, if the Company meets certain performance goals. As the awards are not vested, the full value of $288,600 represents deferred compensation and is reflected as a reduction to additional paid-in capital. This deferred compensation will be amortized to expense over the four-year performance period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At March 29, 1997, the Company operated 352 vision centers, versus 322 vision centers at March 30, 1996.


THREE MONTHS ENDED MARCH 29, 1997 (THE "CURRENT PERIOD") COMPARED TO THREE MONTHS ENDED MARCH 30, 1996 (THE "PRIOR PERIOD")

CONSOLIDATED RESULTS

     NET SALES. Net sales during the Current Period increased to $44.4 million from $40.1 million for the Prior Period due in part to the increase in the number of operating vision centers. Average weekly net sales per domestic vision center increased from $9,700 in the Prior Period to $10,360 in the Current Period, due to a 7.5% increase in comparable store sales. Continued success of "life style" selling programs, improved merchandising and product presentation, as well as continued focus on customer service, contributed to the sales improvement. In addition, sales under managed care programs substantially increased from the Prior Period. Average weekly net sales for vision centers open less than one year was lower than the average for vision centers opened in the Prior Period. Net sales from international operations decreased to $935,000 in the three-month period ended February 28, 1997 from $1.3 million in the comparable period a year ago. Such decrease was due primarily to the sale of the Company's French vision centers and closure of certain vision centers in Mexico in 1996.

     GROSS PROFIT. In the Current Period, gross profit increased to $24.2 million from $21.4 million in the Prior Period. This increase was primarily due to the increased net sales described above. Gross profit as a percent of sales increased to 54.6% from 53.3% in the Prior Period. Such increase was principally due to an increase in revenue from independent optometrists who lease space from the Company. This increase was, in turn, due to a transaction, which closed in January 1997, among the Company, Eyecare Leasing, Inc. ("ELI") and other parties. (See Note 3 to consolidated financial statements.)

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense").
SG&A expense (which includes both store operating expenses and home office overhead) increased to $21.0 million in the Current Period from $19.4 million for the Prior Period, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense was 47.3% in the Current Period, compared to 48.3% for the Prior Period. The percentage decrease was due primarily to improved efficiencies at store level.

     OPERATING INCOME. Operating income for the Current Period increased to $3.2 million from $2.0 million in the Prior Period. The Company's international operations (24 vision centers at the end of the Current Period) generated an operating profit of $25,000 in the three months ended February 28, 1997, as opposed to an operating loss of $340,000 in the comparable period a year ago. The international operating results do not include allocated corporate overhead, interest, and taxes. The improvement in international operations was due to the sale of the Company's French operations, which generated an operating loss of $240,000 in 1996, the closure of ten unprofitable locations in Mexico, as well as operating improvements in the vision centers still open in Mexico.

     The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52 - Foreign Currency Translation. Consequently, in 1997, the financial statements of the Mexico operation will be remeasured with the U.S. dollar as the functional currency. Any gain or loss resulting from changes in foreign currency rates between the peso and the U.S. dollar, as calculated in the remeasurement process, have been recorded in the Company's statement of operations. Management does not expect this charge to have a material impact on the financial statements or condition of the Company.

     OTHER EXPENSE. The decrease in other expense to $488,000, compared to $659,000 in the Prior Period, is due to lower interest costs. The decrease in interest costs results from a decrease in average borrowings by the Company under its credit facility. The effective interest rate on the credit facility was flat versus the Prior Period. The Company did, however, incur increased interest expense as a result of the transaction with ELI which closed in January 1997.

     PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pre-tax income in the Current Period is 40%, which represents a tax provision of 39% on domestic earnings. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 27% of consolidated pre-tax earnings.

     NET INCOME. Net income was $1.7 million, or $0.08 per share, as compared to net income of $991,000, or $0.05 per share, in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 29, 1997, the Company anticipates opening 35 domestic vision centers during the last three quarters of 1997. Average costs for domestic vision centers have approximated $145,000 for fixed assets, $35,000 for inventory, and $20,000 for preopening expenses. The Company currently plans to open nine vision centers in Mexico in 1997.

     As of March 29, 1997, the Company had borrowed $23.0 million under its credit facility versus outstanding borrowings of $26.5 million as of December 28, 1996. During the Current Period, internal cash flow was sufficient to fund store openings and other capital requirements, with the excess utilized to repay borrowings under the credit facility.

     In connection with the ELI transaction which closed in January 1997, the Company incurred long-term debt of approximately $4.1 million. (See
Note 3 to consolidated financial statements.) The debt is payable over a twelve-year period.

     In the opinion of management, internally generated funds will be sufficient to fund ongoing operating costs associated with its current vision centers and costs for additional vision centers scheduled to be opened in 1997. At March 29, 1997, the Company had borrowed $23 million under its $45 million credit facility. Management believes that, during 1997, the Company should be able to further reduce long-term debt, subject to operating results and the opening schedule of vision centers.

RISKS

     This Report on Form 10-Q contains forward-looking statements, including statements concerning expected capital expenditures to be made in the future, the addition of new locations, and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. Among factors that could cause actual results to differ materially are delays in the construction of host stores and the ability of the Company: to manage growth in Wal-Mart stores in 1997 and, potentially, in other hosts and/or free-standing locations; to be competitive in the areas of quality, technology, methods of distribution, and customer service; to manage expenses, including SG&A expenses; to acquire, on favorable terms, inventory and/or capital assets; and to sell and/or participate in managed care and safety eyewear contracts on a profitable basis. Other such factors are the risk factors listed from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Current Report on Form 8-K filed with the Commission on January 17, 1997.

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

    The following exhibits are filed herewith or incorporated by reference:

                                                                                Exhibit
                                                                                Number
                                                                                -------

    Amended and Restated Articles of Incorporation of the Company                 3.1*

    Amended and Restated By-Laws of the Company                                   3.2*

    Form of Common Stock Certificate                                              4.1**

    Amended and Restated Articles of Incorporation of the Company                 4.1***

    Letter Agreement between the Company and Edward G. Weiner,                   10.41.1****
    dated as of February 10, 1997

    First Amendment to Restated Stock Option and Incentive Award Plan            10.48.1****

    Restricted Stock Award, between the Company and the individuals              10.51****
    listed on the attached Schedule

    Statement Regarding Computation of Per Share Earnings                          11****

    Financial Data Schedule                                                        27****

*Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

**Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

***Incorporated by reference to the Company's Form 8-K filed with the Commission on January 17, 1997.

****Filed with this Form 10-Q.

    (b)  Reports on Form 8-K.

    The registrant filed one report on Form 8-K during the three months ended
March 29, 1997.


                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL VISION ASSOCIATES, LTD.



                                          By: /s/ Sandra M. Buffa
                                              Sandra M. Buffa
                                              Senior Vice President
                                              Finance

                                              April 29, 1997