Form 10-Q
period 1997-06-28
NATIONAL VISION ASSOCIATES LTD
filed 1997-07-15
CIK 868263

                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                          Commission File
ended June 28, 1997                               Number 0-20001

                  NATIONAL VISION ASSOCIATES, LTD.
       (Exact name of registrant as specified in its charter)


     GEORGIA                                       58-1910859
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)



      296 Grayson Highway                              30045
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

     The number of shares of Common Stock of the registrant outstanding as of June 28, 1997 was 20,709,160.

     The Exhibit Index is located at page 13.
---------------------------------------------------

                 NATIONAL VISION ASSOCIATES, LTD.

                         FORM 10-Q INDEX

                                                          Page of
                                                          Form 10-Q
                                                          ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          December 28, 1996 and June 28, 1997                  3

          Condensed Consolidated Statements of Operations -
          Three Months Ended June 29, 1996 and June 28, 1997,
          and Six Months Ended June 29, 1996 and
          June 28, 1997                                        4

          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 29, 1996 and June 28, 1997     5

          Notes to Condensed Consolidated Financial
            Statements                                         6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS        8

PART II - OTHER INFORMATION
---------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS                                  12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     13

                                   PART I
                            FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                       NATIONAL VISION ASSOCIATES, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 28, 1996 and June 28, 1997
                       (000's except share information)

                                                                                          December 28,        June 28,
                                                                                              1996              1997
                                                                                          ------------        -------
                                                                                                             (unaudited)
                                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                   $ 1,110           $ 1,669
 Accounts receivable (net of allowance: 1996-$353; 1997-$402)                                  4,164             5,425
 Inventories                                                                                  23,970            23,046
 Store preopening costs (net of accumulated amortization: 1996-$605; 1997-$585)                  240               260
 Other current assets                                                                            944               692
                                                                                             -------           -------
     Total current assets                                                                     30,428            31,092
                                                                                             -------           -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                    38,573            39,865
 Furniture and fixtures                                                                       17,136            18,562
 Leasehold improvements                                                                       13,178            13,610
 Construction in progress                                                                      1,669             1,502
                                                                                             -------           -------
                                                                                              70,556            73,539
 Less accumulated depreciation                                                               (27,206)          (31,695)
                                                                                             -------           -------
 Net property and equipment                                                                   43,350            41,844
                                                                                             -------           -------
ORGANIZATION COSTS (net of accumulated amortization: 1996-$503; 1997-$435)                       108                42
                                                                                             -------           -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
 1996-$226; 1997-$282)                                                                           378               913

ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS (net of accumulated
 amortization:  1997-$353)                                                                                       4,252
                                                                                             -------           -------
                                                                                             $74,264           $78,143
                                                                                             =======           =======
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                            $ 8,283           $ 9,290
 Accrued expenses and other current liabilities                                                8,343             9,684
 Current portion - long-term debt                                                                                  185
                                                                                             -------           -------
     Total current liabilities                                                                16,626            19,159
                                                                                             -------           -------
LONG-TERM DEBT                                                                                26,500            20,000
                                                                                             -------           -------
LONG-TERM DEBT RELATED TO ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS                                             3,915

 DEFERRED INCOME TAX LIABILITIES                                                               1,232             1,871
                                                                                             -------           -------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                         --                --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  20,644,752 and 20,709,160 shares issued and outstanding as
  of December 28, 1996 and June 28, 1997, respectively                                           206               207
 Additional paid-in capital                                                                   42,166            42,184
 Retained deficit                                                                             (8,393)           (5,120)
 Cumulative foreign currency exchange rate translation                                        (4,073)           (4,073)
                                                                                             -------           -------
      Total shareholders' equity                                                              29,906            33,198
                                                                                             -------           -------
                                                                                             $74,264           $78,143
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


                                                        NATIONAL VISION ASSOCIATES, LTD.
                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (000's except per share information)
                                                                   (Unaudited)


                                               Three Months Ended                  Six Months Ended
                                            -------------------------          -------------------------
                                            June 29,          June 28,         June 29,          June 28,
                                             1996               1997            1996               1997
                                             ----               ----            ----               ----


NET SALES                                  $40,525            $44,512          $80,658           $88,874
COST OF GOODS SOLD                          19,133             20,654           37,824            40,797
                                           -------            -------          -------           -------
GROSS PROFIT                                21,392             23,858           42,834            48,077
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                   19,202             20,793           38,620            41,764
                                           -------            -------          -------           -------
OPERATING INCOME                             2,190              3,065            4,214             6,313
OTHER EXPENSE, NET                             507                391            1,164               879
                                           -------            -------          -------           -------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                               1,683              2,674            3,050             5,434
PROVISION FOR INCOME TAXES                     431              1,054              805             2,161
                                           -------            -------          -------           -------
NET INCOME                                 $ 1,252            $ 1,620          $ 2,245           $ 3,273
                                           =======            =======          =======           =======

NET INCOME PER COMMON SHARE                $  0.06            $  0.08          $  0.11           $  0.16
                                           =======            =======          =======           =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                        NATIONAL VISION ASSOCIATES, LTD.
                                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)
                                                                    (000's)
                                                                                      Six Months Ended
                                                                                  ------------------------
                                                                                  June 29,         June 28,
                                                                                    1996             1997
                                                                                    ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $ 2,245          $ 3,273
                                                                                   -------          -------
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                                     4,658            5,197
   Provision for deferred income tax expense                                           650              639
   Changes in assets and liabilities:
     Receivables                                                                    (1,340)          (1,261)
     Inventories                                                                    (2,491)             924
     Store preopening costs                                                           (115)            (280)
     Other current assets                                                             (692)             253
     Accounts payable, accrued expenses and other current liabilities                1,310            2,348
                                                                                   -------          -------
         Total adjustments                                                           1,980            7,820
                                                                                   -------          -------
         Net cash provided by operating activities                                   4,225           11,093
                                                                                   -------          -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (1,592)          (2,985)
   Organization costs                                                                  (23)              27
   Proceeds from sale of French operations                                           3,400
   Change in other assets                                                             (113)            (590)
   Assignment Agreement and intangible assets                                                        (4,605)
                                                                                   -------          -------
         Net cash provided by (used in) investing activities                         1,672           (8,153)
                                                                                   -------          -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayment on bank line of credit                                             (6,000)          (6,500)
   Long-term debt related to Assignment Agreement and intangible assets                               4,100
   Net proceeds from issuance of common stock                                            3               19
   Net repayment on long-term debt and capital leases                                 (275)
                                                                                   -------          -------
         Net cash provided by (used in) financing activities                        (6,272)          (2,381)
                                                                                   -------          -------
 Effect of foreign currency exchange rate changes                                      158
                                                                                   -------          -------
 NET INCREASE (DECREASE) IN CASH                                                      (217)             559
 CASH AND CASH EQUIVALENTS, beginning of period                                      1,307            1,110
                                                                                   -------          -------
 CASH AND CASH EQUIVALENTS, end of period                                          $ 1,090          $ 1,669
                                                                                   =======          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

               NATIONAL VISION ASSOCIATES, LTD.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     ----------------------------------------------------
                        June 28, 1997
                         (Unaudited)
                         -----------

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim period presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. Certain amounts in the June 29, 1996 and December 28, 1996 condensed consolidated financial statements have been reclassified to conform to the June 28, 1997 presentation.

(2)  RELATED-PARTY TRANSACTIONS

     During the three months ended June 29, 1996, the Company made lease payments of approximately $114,000 to a lease finance company which is owned by a shareholder/director of the Company. The Company made payments of approximately $26,000 and $0 during the three months ended June 29, 1996 and June 28, 1997, respectively, for insurance purchased through an agency in which a director of the Company has a substantial ownership interest. During the three months ended June 29, 1996, the Company made payments of approximately $182,000 for store fixtures to a company which had made certain installment payments to the spouse of the Company's Vice Chairman, pursuant to an agreement entered into in 1992.

(3)  ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS

     In January 1997, the Company completed various transactions related to its relationship with each of Eyecare Leasing, Inc. ("ELI"), which had recruited optometrists for the Company pursuant to a consulting agreement, and Stewart-Phillips, Inc. ("SPI"), which had recruited optometrists practicing adjacent to the Company's vision centers in California. The transactions involved the termination of such consulting agreement and the transfer of certain responsibilities to the Company. Aggregate payments received by ELI and SPI under the arrangement in 1996 were $1.4 million.
The aggregate cost of the transactions was $4.6 million, which has been capitalized as an intangible asset and will be amortized over the remaining life of the vision center leases. The Company made a lump sum payment of $500,000 at closing and entered into promissory obligations for the balance, payable over a 12-year period at 6.4% interest.

(4)  PROVISION FOR INCOME TAXES

     The effective income tax rate on consolidated pre-tax income in the second quarter of 1997 is 40%, which represents a tax provision of 39% on domestic earnings. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 27% of consolidated pre-tax earnings.

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

                            Three Months Ended              Six Months Ended
                          -----------------------       ------------------------
                          June 29,       June 28,       June 29,        June 28,
                            1996           1997           1996            1997
                            ----           ----           ----            ----
Weighted average common
  shares outstanding       20,723         20,773          20,682         20,776
                           ======         ======          ======         ======

     SFAS Statement No. 128 "Earnings Per Share" is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management anticipates that the statement, which revises the calculation of earnings per share, will not have a material effect on the computation of per share earnings.

(6)  FIXED INTEREST RATE HEDGE

     The Company uses a fixed interest rate swap agreement to reduce its exposure to interest rate fluctuations. Under existing accounting standards, this activity is accounted for as a hedging activity.

     The intent of this activity is to convert the variable interest rate debt based on LIBOR to fixed rate debt, thereby eliminating the financial risk of unexpected interest rate increases which drive up the variable interest rate and increase the Company's interest expense.

     The Company accounts for the swap by recording the effect of the swap into the Company's accounts. The swap is settled every 90 days.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At June 28, 1997, the Company operated 357 vision centers, versus 328 vision centers at June 29, 1996.


Three Months Ended June 28, 1997 (the "Current Period") Compared to Three Months Ended June 29, 1996 (the "Prior Period")

CONSOLIDATED RESULTS

  NET SALES. Net sales during the Current Period increased to $44.5 million from $40.5 million for the Prior Period due to a 5.5% increase in comparable domestic store sales as well as to the increase in the number of operating domestic vision centers from 312 as of June 29, 1996 to 333 as of June 28, 1997. Average weekly net sales per domestic vision center increased from $9,900 during the Prior Period to $10,100 during the Current Period. Average weekly net sales for vision centers open less than one year was lower than the average for vision centers opened less than one year in the Prior Period.

  Continued success of "life style" selling programs, improved merchandising and product presentation, as well as continued focus on customer service, contributed to the sales improvement. In addition, sales under managed care programs increased from the Prior Period.

  Net sales from international operations increased from $870,000 in the three-month period ending May 31, 1996 to $1 million in the comparable period ending May 31, 1997. The increase was due primarily to new store openings.

  GROSS PROFIT. For the Current Period, gross profit increased to $23.9 million from $21.4 million in the Prior Period. This increase was primarily due to the increase in net sales described above. Gross profit percentage increased from 52.8% in the Prior Period to 53.6% in the Current Period. Gross margin percentage was positively affected by increased revenue from independent optometrists as a result of transactions which closed in January 1997. (See Note 3 to consolidated financial statements.)

  SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense").
SG&A expense (which includes both store operating expenses and home office overhead) increased to $20.8 million in the Current
Period from $19.2 million for the Prior Period, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense was 46.7% in the Current
Period, compared to 47.4% for the Prior Period. The decrease was due primarily to improved efficiencies at store level partially offset by increases in administrative expenses related to responsibilities assumed upon the termination of the optometric consulting agreement.
(See Note 3 to consolidated financial statements.)

  OPERATING INCOME. Operating income for the Current Period increased by 40% to $3.1 million from $2.2 million in the Prior Period. The Company's international operations (24 vision centers) generated an operating profit of $7,000 in the three months ended May 31, 1997, as opposed to an operating loss of $20,000 in the comparable period a year ago. Such operating results do not include any allocation of corporate overhead, interest or taxes.

  OTHER EXPENSE. The decrease in other expense to $391,000, compared to $507,000 in the Prior Period, is due to reduced interest expense, resulting primarily from the reduction of outstanding borrowings under the Company's credit facility.

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

  NET INCOME. Net income was $1.6 million, or $0.08 per share, as compared to net income of $1.3 million, or $0.06 per share, in the Prior Period.

Six Months Ended June 28, 1997 (the "Current Period") Compared to
Six Months Ended June 29, 1996 (the "Prior Period")

CONSOLIDATED RESULTS

  NET SALES. Net sales during the Current Period increased to $88.9 million from $80.7 million for the Prior Period. Average weekly net sales per vision center increased from $9,400 during the Prior Period to $9,800 during the Current Period. Comparable store sales for domestic vision centers increased 6.0% in the Current Period versus the Prior Period. Management believes that new merchandising programs, coupled with improved product presentation and customer service, contributed to this increase.

  Net sales from international operations decreased from $2.1 million in the six-month period ended May 31, 1996 to $1.9 million in the comparable period ended May 31, 1997. The decrease was due primarily to the sale and closure in 1996 of certain vision centers, offset in part by the addition of eight new stores in the Mexico operation during the second half of 1996 and during 1997.

  GROSS PROFIT. For the Current Period, gross profit increased to $48.1 million from $42.8 million in the Prior Period. This increase was primarily due to the increased net sales described above. Gross profit as a percentage of sales increased from 53.1% in the Prior Period to 54.1% in the Current Period. Gross margin percentage was positively affected by increased revenue from independent optometrists as a result of transactions which closed in January 1997. (See Note 3 to consolidated financial statements.)

  SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $41.8 million in the Current Period from $38.6 million for the Prior Period, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense was 47.0% in the Current Period, compared to 47.9% for the Prior Period. The percentage decrease was due primarily to improved efficiencies at store level partially offset by increases in administrative expenses related to responsibilities assumed upon the termination of the optometric consulting agreement. (See Note 3 to consolidated financial statements.)

  OPERATING INCOME. Operating income for the Current Period increased to $6.3 million, a 50% increase over $4.2 million in the Prior Period. International operations generated an operating profit (which excludes allocated corporate overhead, interest, and taxes) of $32,000 for the six months ended May 31, 1997 as opposed to an operating loss of $360,000 in the comparable period a year ago.

  OTHER EXPENSE. The decrease in other expense to $879,000, compared to $1.2 million in the Prior Period, is due to lower interest expense. The decrease in interest expense results primarily from reduced borrowings under the Company's credit facility.

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

  NET INCOME. Net income was $3.3 million, or $0.16 per share, as compared to net income of $2.2 million, or $0.11 per share, in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 28, 1997, the Company anticipates opening 44 domestic vision centers during the last two quarters of 1997. Average costs to open domestic vision centers have approximated $145,000 for fixed assets, $35,000 for inventory, and $22,000 for preopening expenses. The Company currently plans to open three more vision centers in Mexico in 1997. Substantially all of the initial investment required for the new vision centers in Mexico, including inventory, equipment and fixtures, will be provided from current operations as well as from vision centers previously closed.

  In the opinion of management, internally generated funds, as well as funds available under the Company's credit facility, will be sufficient to fund ongoing operating costs associated with its current vision centers and costs for additional vision centers scheduled to be opened in 1997 and 1998. At June 28, 1997, the Company had borrowed $20 million under its $45 million credit facility versus outstanding borrowings of $32 million as of June 29, 1996. Given the number of new store openings anticipated in the second half of the year, management does not foresee a significant reduction in debt for the remainder of 1997.

  As of July 1997, the Company entered into a successor credit facility.
The terms of the new credit facility are substantially the same as the Company's previous credit facility. Among various changes, the new facility provides for a maturity date of July 15, 1999, the elimination of restrictions on the Company's investment in non Wal-Mart operations, as well as amendments to certain financial covenants.

NEW FINANCIAL ACCOUNTING STATEMENTS

  In July, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements address the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners, and the reporting of segment information. Management has not evaluated the impact of these statements on the financial statements.

                             PART II
                        OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     At the 1997 Annual Meeting of Shareholders (held on April 29,
1997), the shareholders voted upon and approved management's nominees for directors and the Company's Restated Non-Employee
Director Stock Option Plan (the "Restated Plan"). The voting was as follows:


         DIRECTORS            VOTES FOR        VOTES        VOTES WITHHELD       ABSTENTIONS        BROKER
                                              AGAINST                                              NON-VOTES
  David I. Fuente            15,369,061                        259,326

  Ronald J. Green            15,594,556                         33,831

  Campbell B. Lanier, III    15,589,349                         39,038

  J. Smith Lanier, II        15,591,749                         36,638

  Sandra M. Buffa            15,592,549                         35,838

  James W. Krause            15,377,360                         33,713

  Restated Plan              15,228,575       292,555          107,257



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

   Amended and Restated Articles of Incorporation of the Company                               3.1*

   Amended and Restated By-Laws of the Company                                                 3.2*

   Form of Common Stock Certificate                                                            4.1**

   Amended and Restated Articles of Incorporation of the Company                               4.1***

   Restated Non-Employee Director Stock Option Plan                                           10.52****

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

****Filed with this Form 10-Q.

  (b)   Reports on Form 8-K.

The registrant filed no report on Form 8-K during the three months ended
June 28, 1997.


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

                         July 15, 1997