Form 10-Q
period 1997-09-27
NATIONAL VISION ASSOCIATES LTD
filed 1997-10-14
CIK 868263

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                Commission File
ended September 27, 1997                                Number 0-20001

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

     The number of shares of Common Stock of the registrant outstanding as of September 27, 1997 was 20,709,160.

     The Exhibit Index is located at page 13.

-----------------------------------------------------

                         NATIONAL VISION ASSOCIATES, LTD.

                                 FORM 10-Q INDEX

                                                                     Page of
                                                                    Form 10-Q
                                                                    ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets -
   December 28, 1996 and September 27, 1997                              3

   Condensed Consolidated Statements of Operations -
   Three Months Ended September 28, 1996 and September 27, 1997,
   and Nine Months Ended September 28, 1996 and September 27, 1997       4

   Condensed Consolidated Statements of Cash Flows -
   Nine Months Ended September 28, 1996 and September 27, 1997           5

   Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              13

                                                PART I
                                       FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                   NATIONAL VISION ASSOCIATES, LTD.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                              December 28, 1996 and September 27, 1997
                                  (000's except share information)

                                                                                               December 28,    September 27,
                                                                                                   1996             1997
                                                                                               ------------    -------------
                                                                                                                (unaudited)
                                                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                       $ 1,110          $ 2,218
 Accounts receivable (net of allowance: 1996-$353; 1997-$489)                                      4,164            6,220
 Inventories                                                                                      23,970           22,907
 Store preopening costs (net of accumulated amortization: 1996-$605; 1997-$578)                      240              383
 Other current assets                                                                                944              660
                                                                                                 -------          -------
     Total current assets                                                                         30,428           32,388
                                                                                                 -------          -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                        38,573           42,052
 Furniture and fixtures                                                                           17,136           19,370
 Leasehold improvements                                                                           13,178           14,133
 Construction in progress                                                                          1,669            1,030
                                                                                                 -------          -------
                                                                                                  70,556           76,585
 Less accumulated depreciation                                                                   (27,206)         (34,003)
                                                                                                 -------          -------
 Net property and equipment                                                                       43,350           42,582
                                                                                                 -------          -------
ORGANIZATION COSTS (net of accumulated amortization: 1996-$503; 1997-$451)                           108               25
                                                                                                 -------          -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
 1996-$226; 1997-$326)                                                                               378              855

ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS (net of accumulated
amortization:  1997: $527)                                                                                          4,078
                                                                                                 -------          -------
                                                                                                 $74,264          $79,928
                                                                                                 =======          =======
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                                $ 8,283          $ 8,794
 Accrued expenses and other current liabilities                                                    8,343           11,508
 Current portion  - long-term debt                                                                                    280
                                                                                                 -------          -------
     Total current liabilities                                                                    16,626           20,582
                                                                                                 -------          -------
LONG-TERM DEBT                                                                                    26,500           18,000
                                                                                                 -------          -------
LONG-TERM DEBT RELATED TO ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS                                                3,820

DEFERRED INCOME TAX LIABILITIES                                                                    1,232            2,450
                                                                                                 -------          -------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                             --               --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  20,644,752 and 20,709,160 shares issued and outstanding as
  of December 28, 1996 and September 27, 1997, respectively                                          206              207
 Additional paid-in capital                                                                       42,166           42,203
 Retained deficit                                                                                 (8,393)          (3,261)
 Cumulative foreign currency exchange rate translation                                            (4,073)          (4,073)
                                                                                                 -------          -------
      Total shareholders' equity                                                                  29,906           35,076
                                                                                                 -------          -------
                                                                                                 $74,264          $79,928
                                                                                                 =======          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    NATIONAL VISION ASSOCIATES, LTD.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (000's except per share information)
                                                (Unaudited)


                                                        Three Months Ended                          Nine Months Ended
                                                     --------------------------                   -----------------------
                                                 September 28,         September 27,          September 28,      September 27,
                                                     1996                  1997                   1996               1997
                                                     ----                  ----                   ----               ----

NET SALES                                           $41,347              $45,862                $122,005           $134,736
COST OF GOODS SOLD                                   19,684               20,926                  57,509             61,723
                                                    -------              -------                --------           --------
GROSS PROFIT                                         21,663               24,936                  64,496             73,013
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                            19,679               21,559                  58,298             63,323
                                                    -------              -------                --------            -------
OPERATING INCOME                                      1,984                3,377                   6,198              9,690
OTHER EXPENSE, NET                                      453                  314                   1,617              1,193
                                                    -------              -------                --------            -------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                    1,531                3,063                   4,581              8,497
INCOME TAX PROVISION                                    321                1,204                   1,126              3,365
                                                    -------              -------                --------            -------
NET INCOME                                          $ 1,210              $ 1,859                $  3,455            $ 5,132
                                                    =======              =======                ========            =======
NET INCOME PER COMMON SHARE                         $  0.06              $  0.09                $  0.17             $  0.25
                                                    =======              =======                ========            =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   NATIONAL VISION ASSOCIATES, LTD.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                 (000's)
                                                                                          Nine Months Ended
                                                                                         --------------------
                                                                                     September 28,   September 27,
                                                                                         1996            1997
                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $ 3,455        $ 5,132
                                                                                        -------        -------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                                           6,504          7,876
  Provision for deferred income tax expense                                                 850          1,218
  Changes in assets and liabilities:
    Receivables                                                                          (1,736)        (2,056)
    Inventories                                                                          (2,566)         1,063
    Store preopening costs                                                                  (10)          (538)
    Other current assets                                                                   (143)           285
    Accounts payable, accrued expenses and other current liabilities                        199          3,675
                                                                                        -------        -------
        Total adjustments                                                                 3,098         11,523
                                                                                        -------        -------
        Net cash provided by operating activities                                         6,553         16,655
                                                                                        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                     (2,171)        (6,029)
  Organization costs                                                                        335             26
  Proceeds from sale of French operations                                                 3,400              0
  Change in other assets                                                                    359           (577)
  Investment in Assignment Agreement and intangible assets                                              (4,605)
                                                                                        -------        -------
        Net cash provided by (used in) investing activities                               1,923        (11,185)
                                                                                        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment on bank line of credit                                                   (8,500)        (8,500)
  Long-term debt related to Assignment Agreement and intangible assets                                   4,100
  Net proceeds from issuance of common stock                                                 14             38
  Net repayment on long-term debt and capital leases                                       (470)
                                                                                        -------        -------
        Net cash provided by (used in) financing activities                              (8,956)        (4,362)
                                                                                        -------        -------
Effect of foreign currency exchange rate changes                                            207              0
                                                                                        -------        -------
NET INCREASE (DECREASE) IN CASH                                                            (273)         1,108
CASH AND CASH EQUIVALENTS, beginning of period                                            1,307          1,110
                                                                                        -------        -------
CASH AND CASH EQUIVALENTS, end of period                                                $ 1,034        $ 2,218
                                                                                        =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NATIONAL VISION ASSOCIATES, LTD.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 27, 1997
                             (Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim period presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. Certain amounts in the September 28, 1996 and December 28, 1996 condensed consolidated financial statements have been reclassified to conform to the September 27, 1997 presentation.

(2)  RELATED-PARTY TRANSACTIONS

     During the three-month period ended September 28, 1996, the Company made lease payments of $114,000 to a lease finance company which is owned by a shareholder/director of the Company. Such capital lease was paid in full according to its terms in the third quarter of 1996. The Company made payments of approximately $13,000 and $31,000 during the three months ended September 28, 1996 and September 27, 1997, respectively, for insurance purchased through an agency in which a director of the Company has a substantial ownership interest.

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

(4)  PROVISION FOR INCOME TAXES

     The effective income tax rate on consolidated pre-tax income in the third quarter of 1997 is 40%, which represents a tax provision of 39% on domestic earnings. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 27% of consolidated pre-tax earnings.

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

                                        Three Months Ended                             Nine Months Ended
                                      ----------------------                         ----------------------
                                  September 28,     September 27,                September 28,     September 27,
                                      1996              1997                         1996              1997
                                      ----              ----                         ----              ----

Weighted average common
  shares outstanding                 20,770            20,750                       20,712            20,767
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

(6)  FIXED INTEREST RATE HEDGE

     The Company uses fixed interest rate swap agreements to reduce its exposure to interest rate fluctuations. Under existing accounting standards, this activity is accounted for as a hedging activity.

     The intent of this activity is to convert the variable interest rate debt based on LIBOR to fixed rate debt, thereby eliminating the financial risk of unexpected interest rate increases which drive up the variable interest rate and increase the Company's interest expense.

     The Company accounts for the swap by recording the effect of the swap into interest expense on a current basis. The swap is settled every 90 days.

(7)  SUBSEQUENT EVENTS

     In October 1997, the Company signed a purchase agreement to acquire the common stock of Midwest Vision, Inc., a retail optical company which operates 51 vision centers in Minnesota, Wisconsin, Iowa, and North Dakota. Annual sales for Midwest Vision approximated $13 million in 1996. The agreement provides for a purchase price of approximately $5.0 million, to be paid in a combination of cash, a debt instrument, up to 150,000 shares of the Company's common stock (subject to post-closing adjustment), and the assumption of long-term debt. The transaction, which will be effective as of September 30, 1997, is expected to close by the end of October 1997.

     The Company has agreed to amend its master license agreement with Wal-Mart Stores, Inc. to extend the period in which Wal-Mart is to grant the Company additional vision centers. Under the current agreement, Wal-Mart is obligated to grant the Company a total of 400 vision centers (including those already granted) no later than April 1, 1998. The amendment would extend such period until April 1, 2000, subject to change at Wal-Mart's reasonable discretion. With one exception, all additional vision centers from January 1, 1998 until the date the Company has received the 400 vision centers would be located in the states of California and North Carolina. The Company anticipates that approximately 40 vision centers will be subject to the terms of this amendment. At September 27, 1997, the Company operates 348 vision centers in domestic Wal-Mart stores, 76 of which are in California and 37 of which are in North Carolina.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At September 27, 1997, the Company operated 378 vision centers, versus 334 vision centers at September 28, 1996.


THREE MONTHS ENDED SEPTEMBER 27, 1997 (THE "CURRENT PERIOD")
COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1996 (THE "PRIOR
PERIOD")

CONSOLIDATED RESULTS

     NET SALES. Net sales during the Current Period increased to $45.9 million from $41.3 million for the Prior Period due to a 6.1% increase in comparable store sales for domestic vision centers as well as an increase in the number of domestic vision centers. Consolidated average weekly net sales per vision center increased by approximately 2.1% from $9,600 during the Prior Period to $9,800 during the Current Period.
Average weekly net sales for vision centers open less than one year was lower than the average for vision centers opened less than one year in the Prior Period.

     Continued success of "life style" selling programs, improved merchandising and product presentation, as well as continued focus on customer service, contributed to the sales improvement. In addition, sales under managed care programs increased from the Prior Period.

     Net sales from international operations increased from $865,000 in the three-month period ending August 31, 1996 to $1.0 million in the comparable period ending August 31, 1997. The increase is attributable to new store openings and positive comparable store sales.

     GROSS PROFIT. For the Current Period, gross profit increased to $24.9 million from $21.7 million in the Prior Period. This increase was due to the increase in net sales described above.
Gross profit percentage increased from 52.4% in the Prior Period to 54.4% in the Current Period. Gross margin percentage was positively affected by increased revenue from independent optometrists as a result of transactions which closed in January 1997. (See Note 3 to consolidated financial statements.)

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $21.6 million in the Current
Period from $19.7 million for the Prior Period.   As a percentage
of net sales, SG&A expense was 47.0% in the Current Period, compared to 47.6% for the Prior Period. The decrease was due primarily to improved efficiencies at store level partially offset by increases in administrative expenses related to responsibilities assumed in connection with the transactions which closed in January 1997.
(See Note 3 to consolidated financial statements.)

    OPERATING INCOME. Operating income for the Current Period increased to $3.4 million from $2.0 million in the Prior Period, representing an increase in operating margin from 4.8% in the Prior Period to 7.4% in the Current Period. In addition, the Company's international operations (26 vision centers at the end of the Current Period) generated an operating gain of $4,000 in the three months ended August 31, 1997, as opposed to an operating loss of $43,000 in the comparable period a year ago. International operating income does not include allocated corporate overhead, interest, and taxes.

    OTHER EXPENSE. The decrease in other expense to $314,000, compared to $453,000 in the Prior Period, is due, for the most part, to reduced interest expense, resulting from the reduction of outstanding borrowings under the Company's credit facility.

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

    NET INCOME. Net income was $1.9 million, or $0.09 per share, as compared to net income of $1.2 million, or $0.06 per share, in the Prior Period.


NINE MONTHS ENDED SEPTEMBER 27, 1997 (THE "CURRENT PERIOD")
COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996 (THE "PRIOR
PERIOD")

CONSOLIDATED RESULTS

    NET SALES. Net sales during the Current Period increased to $134.7 million from $122 million for the Prior Period. Average weekly net sales per vision center increased from $9,500 during the Prior Period to $9,800 during the Current Period. Positive comparable store sales and an increase in the number of domestic vision centers contributed to this increase. Net sales of $3.0 million from international operations in the nine-month period ended
August 31, 1997 was flat to the comparable period ended August 31, 1996.

    GROSS PROFIT. For the Current Period, gross profit increased to $73.0 million from $64.5 million in the Prior Period. This increase was due to increased net sales. Gross profit as a percentage of sales increased from 52.9% in the Prior Period to 54.2% in the Current Period. Gross margin percentage was positively affected by increased revenue from independent optometrists as a result of transactions which closed in January 1997. (See Note 3 to consolidated financial statements.)

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $63.3 million in the Current
Period from $58.3 million for the Prior Period. As a percentage of net sales, SG&A expense was 47.0% in the Current Period, compared to 47.8% for the Prior Period. The percentage decrease was due primarily to improved efficiencies at store level partially offset by increases in administrative expenses related to responsibilities assumed in connection with the transactions which closed in January 1997. (See
Note 3 to consolidated financial statements.)

    OPERATING INCOME. Operating income for the Current Period increased by 56.3% to $9.7 million from $6.2 million in the Prior Period. In addition, international operations generated operating income (which excludes allocated corporate overhead, interest, and taxes) of $37,000 for the nine months ended August 31, 1997 as opposed to an operating loss of $402,000 in the comparable period a year ago.

    OTHER EXPENSE. The decrease in other expense to $1.2 million, compared to $1.6 million in the Prior Period, is due, for the most part, to lower interest expense. The decrease in interest expense results from reduced borrowings under the Company's credit facility.

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

    NET INCOME. Net income was $5.1 million, or $0.25 per share, as compared to net income of $3.5 million, or $0.17 per share, in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 27, 1997, the Company anticipates opening nine domestic vision centers during the last quarter of 1997. Average costs to open domestic vision centers have approximated $145,000 for fixed assets, $35,000 for inventory, and $10,000 for preopening expenses. The Company currently plans to open three more vision centers in Mexico in 1997. Substantially all of the initial investment required for the new vision centers in Mexico, including inventory, equipment and fixtures, will be supplied from current operations as well as from vision centers previously closed.

    In the opinion of management, internally generated funds, as well as funds available under the Company's line of credit, will be sufficient to fund ongoing operating costs associated with its current vision centers and costs for additional vision centers scheduled to be opened in 1997 and 1998. At September 27, 1997, the Company had borrowed $18.0 million under its $45 million credit facility. Given the number of vision center openings anticipated in the fourth quarter and the acquisition of Midwest Vision (see below), management anticipates outstanding debt to increase by approximately $2 to $3 million during the fourth quarter.

    The Company has agreed to amend its master license agreement with Wal-Mart Stores, Inc. to extend the period in which Wal-Mart is to grant the Company additional vision centers. Under the current agreement, Wal-Mart is obligated to grant the Company a total of 400 vision centers (including those already granted) no later than April 1, 1998. The amendment would extend such period until April 1, 2000, subject to change at Wal-Mart's reasonable discretion. With one exception, all additional vision centers from January 1, 1998 until the date the Company has received the 400 vision centers would be located in the states of California and North Carolina. The Company anticipates that approximately 40 vision centers will be subject to the terms of this amendment. At September 27, 1997, the Company operates 348 vision centers in domestic Wal-Mart stores, 76 of which are in California and 37 of which are in North Carolina.

    In October 1997, the Company signed a purchase agreement to acquire the common stock of Midwest Vision, Inc., a retail optical company which operates 51 vision centers in Minnesota, Wisconsin, Iowa, and North Dakota. Annual sales for Midwest Vision approximated $13 million in 1996. The agreement provides for a purchase price of approximately $5.0 million, to be paid in a combination of cash, a debt instrument, up to 150,000 shares of the Company's common stock (subject to post-closing adjustment), and the assumption of long-term debt. The transaction, which will be effective as of September 30, 1997, is expected to close by the end of October 1997.

    As of July 1997, the Company entered into a new credit facility. The terms of the new credit facility are substantially the same as the Company's previous credit facility. Among various changes, the new facility provides for a maturity date of July 15, 1999, the elimination of restrictions on the Company's investment in non Wal-Mart operations, as well as amendments to certain financial covenants.

NEW FINANCIAL ACCOUNTING STATEMENTS

    In July, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements address the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners, and the reporting of segment information. Management is currently evaluating the impact of these statements on the financial statements.

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

    Amended and Restated Articles of Incorporation of the Company                                  3.1*

    Amended and Restated By-Laws of the Company                                                    3.2*

    Form of Common Stock Certificate                                                               4.1**

    Amended and Restated Articles of Incorporation of the Company                                  4.1***

    $45,000,000 Credit Agreement dated as of July 15, 1997 among
    National Vision Associates, Ltd., Wachovia Bank, N.A., and
    certain other banks                                                                           10.53****

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

****Filed with this Form 10-Q.


    (b)  Reports on Form 8-K.

The registrant filed no report on Form 8-K during the three months ended September 27, 1997.

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

                                              October 14, 1997