Form 10-K
period 1998-01-03
NATIONAL VISION ASSOCIATES LTD
filed 1998-03-09
CIK 868263

                        SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.

                                    FORM 10-K

   (Mark One)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended January 3, 1998

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

                                          30045
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                              [ X ]

     The number of shares of Common Stock of the registrant outstanding as of February 3, 1998, was 20,819,955. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of February 3, 1998, was approximately $103.6 million based on a closing price of $5.50 on the NASDAQ Stock Market on such date. For purposes of this computation, all executive officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents have been incorporated by reference into the parts indicated: the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report--Part III.

              The Exhibit Index is located at pages 24 - 26.

                                       PART I

ITEM 1.   BUSINESS

     National Vision Associates, Ltd. (the "Company") is engaged in the retail sale of optical goods and services. As of February 3, 1998, the Company operates a total of 447 vision centers, 418 of which are in the United States. Pursuant to an agreement (the "Wal-Mart Agreement") with Wal-Mart Stores, Inc. ("Wal-Mart"), the Company operates, as of February 3, 1998, 361 retail vision centers in stores owned and operated by Wal-Mart. As of the same date, the Company also operates 26 vision centers in Mexico pursuant to a license agreement (the "Mexico Agreement") with Wal-Mart de Mexico, S.A. de C.V. ("Wal-Mart Mexico").

     To reduce its dependence on Wal-Mart, and to create additional growth opportunities, the Company decided in 1997 to develop its own free-standing locations, initially through the acquisition of regional optical chains.
As a result, in October 1997 the Company acquired Midwest Vision, Inc., a chain of 51 locations located primarily in Minnesota. (See Note 4 to consolidated financial statements.)

MARKETING STRATEGY

     The Company generally employs a marketing philosophy of offering quality and value with "customer satisfaction guaranteed." Management constantly strives to identify new means of accomplishing its overall goal of being a low-cost provider of quality retail optical products.

VISION CENTER OPERATIONS

     Each of the Company's existing Wal-Mart vision centers occupies approximately 1,000 square feet in the front of the host store, with separate areas for merchandise display, customer service, contact lens fitting and a laboratory. Services of independent optometrists are available from clinics which are approximately 500 square feet and located in, adjacent to, or nearby the vision center, depending on regulatory requirements. Each vision center has a laboratory containing a patternless edging and fitting unit and other equipment that, coupled with the on-site inventory of frames, spectacle lenses, and contact lenses, allow the Company to give prompt, one-hour service to many customers who request quick delivery. In each vision center, the Company maintains an on-premises inventory of approximately 1,200 eyeglass frames, 725 pairs of spectacle lenses, and 550 pairs of contact lenses, together with assorted sunglasses, eyeglass cases, eyeglass accessories, and contact lens accessories. Midwest Vision locations are comparable except that they carry less inventory and do not contain a laboratory.

OPTOMETRISTS

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

     In January 1997, the Company completed various transactions related to its relationship with each of Eyecare Leasing, Inc., which had previously recruited optometrists for the Company pursuant to a consulting agreement, and Stewart-Phillips, Inc., which had recruited optometrists practicing adjacent to the Company's vision centers in California. The transactions involved the termination of such consulting agreement and transfer of the responsibilities of Stewart-Phillips, Inc. to a subsidiary of the Company. (See Note 3 to consolidated financial statements.)

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

     The Company is in the process of developing an enhanced point of sale software system which is scheduled to be in the retail stores by the fourth quarter of 1999. The primary purpose of the system is to upgrade data processing, broaden in-store capabilities, and improve the processing of managed care sales transactions. In addition to the above improvements, the system will be designed to be Year 2000 compliant.

YEAR 2000 COMPLIANCE

     The majority of the Company's internal information systems are currently Year 2000 compliant or in the process of being replaced with fully-compliant new systems. The Company has identified approximately 220 point of sale systems that require hardware upgrades to be Year 2000 compliant. The total cost of software changes, hardware changes, and implementation is estimated to be approximately $650,000. Costs related to hardware and new software purchases will be capitalized as incurred and amortized over three years. These new system modifications are expected to be completed in the second half of 1999.

     Some of the Company's vendors, financial institutions, and managed care organizations utilize equipment to capture and transmit transactions. The Company is in the process of coordinating its Year 2000 compliance efforts with those of such organizations. The estimated future cost of this transition is minimal. No assurance can be given that such organizations will make their systems Year 2000 compliant.

     The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be realized and actual results could differ materially from those plans.

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


(1) The Wal-Mart Agreement, as amended, provides that Wal-Mart is to offer the Company the opportunity to open, no later than April 30, 2000, at least 400 vision centers (including those currently open). In January 1995, the Company made a lump sum payment in exchange for such commitment. Such payment is being amortized over the initial term of vision centers opened after January 1, 1995. In 1997, the Wal-Mart Agreement was amended to provide that, with one exception, all new vision centers opened after 1997 will be located in California and North Carolina.

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

     The Company opened six vision centers in 1990 under the Wal-Mart Agreement and 54 such vision centers in 1991, with additional vision centers being opened in subsequent years. Accordingly, beginning in 1999, the Company will determine whether to exercise the three-year options to extend the licenses for vision centers reaching the ninth year of operation. The Company will make such decisions based upon various factors, including, without limitation, the sales levels of each vision center, its estimated future profitability, increased minimum license fees charged by Wal-Mart during the option period, and other relevant factors. Each option must be exercised at least six months prior to the expiration of the license for each vision center. Although the Company expects that it will extend the licenses of a substantial majority of these vision centers, no assurance can be given as to the number of vision centers the licenses of which will be extended.

     No Assurances of Expansion in Host Stores
     -----------------------------------------

     Future additional expansion in stores of any of the Company's hosts beyond those currently under contract is out of the control of the Company and there can be no assurance that any host will offer the Company any additional vision centers or that any such offer will be on terms that are the same as or similar to the terms contained in the current agreements. Management periodically discusses expansion opportunities and other matters with each host, but there can be no assurance that these discussions will result in additional vision centers being offered to the Company.

     Wal-Mart operates its own optical division. As of January 3, 1998, such division operated approximately 680 vision centers. No assurance can be given that, after the Company has opened 400 locations pursuant to the Wal-Mart Agreement, Wal-Mart will not allocate all vision centers to its own optical division.

     The Company regularly explores opportunities to expand outside of its existing host environments and continues to consider various options, such as acquiring optical companies, opening free-standing vision centers, and expanding in another host environment. Management currently believes that the Company's most likely avenue of additional expansion will be through the acquisition and development of free-standing locations.

     Manufacturing and Distribution
     ------------------------------

     The Company currently utilizes three in-house lens laboratories and one independent laboratory to manufacture prescription eyeglasses for its vision centers. One such laboratory was owned by Midwest Vision and was acquired by the Company as part of that acquisition. Substantially all prescription spectacle requirements of the Company's domestic vision centers opened in the future will be supplied from Company-owned laboratories. The Company has a state-of-the-art coating facility in its Lawrenceville headquarters, capable of coating lenses with anti-reflective and mirror surfaces. Each vision center in Wal-Mart stores has its own finishing laboratory which manufactures lenses for approximately half of all customers purchasing spectacle lenses.

     The Company's centralized distribution center in its Lawrenceville, Georgia headquarters facility provides lens blanks, frames, sunglasses and contact lenses to all vision centers. The Company's central distribution center and all laboratories are interfaced with the Company's management information system. The Company's central distribution center ships completed customer orders and inventory replenishment requirements, including frames, and spectacle and contact lenses, to the Company's vision centers throughout the United States by overnight delivery services. The Company maintains a secondary distribution center at the Midwest Vision regional headquarters, which primarily ships completed customer orders to the Midwest Vision stores.

     Government Regulation
     ---------------------

     The Company is subject to a variety of federal, state, and local laws, regulations, and ordinances, including state and local laws and regulations regarding advertising, qualifications and practices of the opticians employed by the Company, relations between independent optometrists and optical firms such as the Company, and various trade practices such as country of origin product labeling. In addition, certain of the Company's products, specifically contact lenses and contact lens solutions, must comply with quality control standards set by the United States Food and Drug Administration. Through its participation in Medicare and in managed care programs, the Company is also subject to a variety of other laws, such as the Federal Anti-Kickback Statute and the Health Insurance Portability Act of 1996.

     Although government regulation has increased the cost to the Company of commencing operations and decreased its flexibility in managing its business, government regulation has not, to date, had a material adverse effect on the Company's overall operations or financial performance, or on its overall relationships with independent optometrists. It is nevertheless possible that new regulations or new interpretations of current regulations could materially increase the Company's cost of doing business or have a material adverse impact on the Company's sales by restricting or eliminating the services of opticians or optometrists in, adjacent to, or nearby the Company's vision centers. This risk is enhanced since the Company's competitors often serve as, or exert influence on, local regulators of the eyecare industry. Additional risk is created because of the Company's increasing involvement in managed care plans and general increased oversight by federal and state governments of managed care relationships and operations.

     The Company believes it is in substantial compliance with all material governmental regulations applicable to its operations.

     Competition
     -----------

     The retail eyecare industry in the United States is highly competitive. In addition to optical chains such as Cole Vision and LensCrafters, there are numerous retail optical stores, individual retail outlets and individual opticians, optometrists, and ophthalmologists providing the public all or some of the goods and services the Company sells or makes available through its vision centers. Optical retailers generally serve individual, local or regional markets, and, as a result, competition is fragmented and varies substantially among locations and geographic areas. Several of the Company's competitors have financial resources substantially greater than those of the Company.

     The Company believes that its primary competitive advantages are its locations in a prominent position in its host stores, its quality products and value at low prices, and its customer-driven service philosophy. Additionally, the Company competes on the basis of the quality and consistency of service, convenience, speed of delivery, and selection.

     In addition to competition for individual patients, there is increasing competition in the eyecare industry for managed care contracts with insurance companies, employers, and other groups. The Company believes that the competitive advantages described above will help the Company compete for managed care contracts. The density and size of a vision care network are also a significant competitive aspect, however. Several other optical chains, as well as other organizations of vision care providers, have more service locations and cover more geographical areas than does the Company.

     Mexican Operations
     ------------------

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

     ECONOMIC AND POLITICAL ENVIRONMENT. Regulations in Mexico do not currently include currency controls, restrictions on profit repatriation, limitations on foreign ownership, or restrictions on sourcing of products that would adversely affect the Company's operations. The cumulative translation adjustment in shareholders' equity for operations in foreign countries at January 3, 1998 was $4.1 million.

     As a result of inflation in prior years, the Company has in the past adjusted its retail pricing. Further pricing adjustments are contingent upon competitive pricing levels in the marketplace. Management is monitoring the continuing impact of these inflationary trends.

     The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52, "Foreign Currency Translation". Consequently, in 1997, the financial statements of the Mexico operation were remeasured with the U.S. dollar as the functional currency. During 1997, an immaterial loss resulted from changes in foreign currency rates between the peso and the U.S. dollar, as calculated in the remeasurement process, and was recorded in the Company's statement of operations.

     Trade Names and Trademarks
     --------------------------

     The Wal-Mart Agreement provides that, in connection with its Wal-Mart vision centers, the Company must use the tradename "Vision Center located in Wal-Mart" and indicate that the vision centers are operated by the Company. Vision centers in stores owned by Wal-Mart Mexico do business under the name "Centro de Vision." The Company also has licensed the right to use the "Gitano" and "Guy Laroche" trademarks in its domestic vision centers pursuant to license agreements providing for royalty payments and containing other customary terms and conditions. The
Gitano agreement expired on June 30, 1997. Discussions concerning extension of the Gitano agreement are in progress. The Guy Laroche agreement expires December 31, 2001.

     Employees
     ---------

     As of January 3, 1998, the Company employed 2,040 associates on a full-time basis and 819 associates on a part-time basis, of whom 2,468 were engaged in retail sales, 188 in laboratory and distribution operations, and 203 in management and administration. Apart from its Mexican employees, none of the associates employed by the Company are covered by any collective bargaining agreements. All associates (with the exception of home office personnel) employed in the Company's Mexican operations are covered by collective bargaining agreements. The Company considers its employment relations to be good, and to date the Company has not experienced any significant difficulties in staffing its vision centers.

     Foreign and Domestic Operations
     -------------------------------

     See Note 14 to the consolidated financial statements contained elsewhere in this report for additional information regarding the Company's foreign and domestic operations.

ITEM  2.   PROPERTIES

     The Company's 413 domestic vision centers in operation as of January 3, 1998 are located in the following states:

Alabama                7              New Hampshire            4
Alaska                 5              New Jersey              12
Arizona               14              New Mexico              10
California            78              New York                26
Colorado               8              North Carolina          37
Connecticut            9              North Dakota            10
Florida                4              Oregon                   9
Georgia               36              Pennsylvania            18
Hawaii                 4              South Carolina          11
Iowa                   7              South Dakota             1
Kansas                10              Tennessee                1
Kentucky               1              Texas                    6
Louisiana              1              Virginia                20
Maryland               3              Washington               3
Massachusetts          4              West Virginia            7
Minnesota             33              Wisconsin                4
Montana                2              Wyoming                  1
Nevada                 7



     The Company's foreign vision centers in operation as of January 3, 1998 are located in the following countries:

                  Czech Republic and Slovakia         3
                  Mexico                             26

     The Company's home office is located in approximately 66,000 square feet of space in Lawrenceville, Georgia, and is subleased from Wal-Mart through the year 2001 (with an option to renew for approximately seven additional years). The Company's central distribution center, an anti-reflective and mirror coating facility, and a lens laboratory are located in the Company's Lawrenceville headquarters.

     The Company has regional headquarters located in St. Cloud, Minnesota, which is subject to a lease with a term expiring on October 1, 2007. This facility also contains a full-service optical laboratory.

     The Company's Los Angeles laboratory is also held under lease, which was cancelled effective February 1998. The Company has entered into a lease (which expires in December 2002) for a successor facility in the Los Angeles area.

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

     The Company received, with respect to the 1992 tax year, a deficiency notice (dated September 11, 1996) from the Internal Revenue Service ("IRS") asserting, among other claims, that the Company was not entitled to a certain deduction in the amount of $4,353,367 (relating to the exercise of certain stock options - see Note 5 to consolidated financial statements). The Company vigorously disputes these allegations. Through its counsel, the Company filed a petition in October 1996 in the U.S. Tax Court (Docket No. 23670-96), contesting the deficiency notice. Subject to the execution of definitive settlement documents, the Company and the IRS have agreed to settle the litigation. The settlement would provide that the Company receive substantially all of the deduction it seeks. (See Notes 5, 9, and 16 to consolidated financial statements.)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of fiscal 1997.

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



         Quarter Ended                             High           Low
         -------------                             ----           ---
         1996   March 30                           $3.625        $2.50
                June 29                            $5.125        $3.00
                September 28                       $5.125        $4.00
                December 28                        $4.563        $3.25

         1997   March 29                           $5.500        $3.875
                June 28                            $5.250        $4.250
                September 27                       $5.250        $4.063
         1998   January 3                          $6.125        $5.125


     As of January 3, 1998, there were approximately 630 holders of record of the Company's Common Stock.

     It is the present intention of the Company's board of directors not to pay dividends but rather to use the Company's cash resources for the expansion of its operations, acquisitions and repayment of the Company's revolving credit facility. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds, and other factors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data of the Company with respect to the consolidated financial statements for the years ended December 31, 1993, 1994, December 30, 1995, December 28, 1996 and January 3, 1998 is
derived from the Company's consolidated financial statements. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere
herein.   For information on dispositions of certain business operations, see Note 14 to consolidated financial statements.

                                                   1993       1994 (1)         1995 (2)          1996 (2)       1997 (2)(6)
                                                   ----       --------         --------          ----           ----
                                                           (000's except per share information and statistical data)
STATEMENTS OF OPERATIONS DATA:
Net Sales                                         $88,340     $119,395         $145,573        $160,376        $186,354
Cost of Goods Sold                                 41,445       53,898           67,966          76,692          86,363
                                                  -------     --------         --------        --------        --------
Gross Profit                                       46,895       65,497           77,607          83,684          99,991
Gross Profit Percentage                               53%          55%              53%             52%             54%
Selling, General, and Administrative
  Expenses                                         48,602       63,911           74,390          76,920          89,156
Provision for Dispositions (3)                      7,727           --              958              --              --
Other Nonrecurring Charges (3)                      2,750           --            1,053              --              --
Stock Compensation Expense (3)                        834           --               --              --              --
                                                  -------     --------         --------        --------        --------
Operating Income (Loss)                           (13,018)       1,586            1,206           6,764          10,835
Other Income (Expense), Net                           154       (1,195)          (2,626)         (2,084)         (1,554)
                                                  -------     --------         --------        --------        --------
Income (Loss) Before Income Taxes                 (12,864)         391           (1,420)          4,680           9,281
Income Tax Benefit (Expense)                          900          (40)            (100)         (1,200)         (3,708)
                                                  -------     --------         --------        --------        --------
Net Income (Loss)                                $(11,964)    $    351         $ (1,520)       $  3,480        $  5,573
                                                 ========     ========         ========        ========        ========

Basic Earnings (Loss) Per Common Share (4)       $   (.59)    $    .02         $   (.07)       $    .17        $    .27
                                                 ========     ========         ========        ========        ========
Diluted Earnings (Loss) Per Common Share (4)     $   (.59)    $    .02         $   (.07)       $    .17        $    .27
                                                 ========     ========         ========        ========        ========

Earnings (Loss) before Interest, Taxes,          $ (7,506)    $  9,153         $ 11,584        $ 16,922        $ 21,870
  Depreciation and Amortization
As a Percentage of Sales                            (8.5%)        7.7%             8.0%           10.6%           11.7%

STATISTICAL DATA (UNAUDITED):
Domestic Vision Centers Open at
  End of Period                                       186          261              319             320             443
Mexico and Eastern Europe Vision
  Centers Open at End of Period                        19           30               26              21              29
Average Weekly Consolidated Sales
  Per Vision Center (5)                           $10,200      $ 9,500           $8,700          $9,300          $9,400
Average Weekly Sales Per Domestic
  Vision Center (5)                               $11,000      $10,100           $9,100          $9,600          $9,800
Average Weekly Sales Per Vision Center
  in Mexico (5)                                   $ 6,800      $ 4,100           $2,900          $2,700          $2,700

                                                1993        1994(1)         1995(2)        1996 (2)     1997 (2)(6)
                                                ----        -------         -------        ----         ----
BALANCE SHEET DATA:
Working Capital                                $ 6,954      $ 8,723        $14,556        $13,502       $12,171
Total Assets                                    66,172       77,612         81,237         74,564        83,250
Long-Term Debt and Capital Lease
   Obligations                                  15,135       30,479         38,000         26,500        23,725
Shareholders' Equity                            31,577       29,613         26,326         29,906        36,368
Long-Term Debt and Lease Obligations
   as a Percentage of Shareholders'
   Equity                                          48%         103%           144%            89%           65%



(1) Financial information for 1994 includes results of international operations for the 11 months ended November 30, 1994.

(2) Financial information for 1995 and subsequent years include results of international operations for the 12 months ended November 30. See Note 2 to consolidated financial statements.

(3) In 1995, the Company decided to dispose of its non-core business operations, resulting in a $2 million provision. See Note 14 to consolidated financial statements. In 1993, the Company recorded provisions for nonrecurring charges related to the disposition of the Canada business, termination of a proposed acquisition of a frame manufacturer, write off of capitalized costs for a point of sale system, and compensation expense associated with certain stock options granted to employees of the Company.

(4) In 1997, the Company adopted SFAS No. 128, "Earnings per Share". Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share were computed as basic earnings per common share, adjusted for outstanding stock options that are dilutive. Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of diluted earnings per common share, using the treasury stock method, as of the date of the grant. Stock options have been excluded from the calculation of weighted average shares outstanding during 1993 and 1995, as the effect would be antidilutive. All earnings per share calculations for 1993 through 1996 have been restated to conform with SFAS No. 128.

(5) Calculated from sales from each month during the period divided by the number of store weeks of sales during the period, excluding stores not open a full month.

(6) Effective January 1, 1995, the Company changed its year end to a 52/53 week retail calendar (see Note 2 to consolidated financial statements). Fiscal 1997 consisted of 53 weeks ended January 3, 1998. Sales for the 53rd week approximated $3.0 million in fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The Company's results of operations in any period are significantly affected by the number of vision centers opened and operating during such period. Given the Company's rapid expansion to 443 vision centers at January 3, 1998, and dispositions of significant operating units (both domestic and foreign), period-to-period comparisons may not be meaningful and the results of operations for historical periods may not be indicative of future results.

     Effective January 1, 1995, the Company changed its year end to a more standard 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December 31. Fiscal 1997 consisted of 53 weeks. Sales for the 53rd week approximated $3.0 million in fiscal 1997. International operations are reported using a fiscal year ended November 30. (See Note 2 to consolidated financial statements.)

Year Ended January 3, 1998 ("fiscal 1997") Compared to
Year Ended December 28, 1996 ("fiscal 1996")
------------------------------------------------------

Consolidated Results
--------------------

     NET SALES. Net sales during fiscal 1997 increased to $186.4 million from $160.4 million for the prior year. Such increase was due to a 6.8% increase in comparable store sales for domestic vision centers as well as an increase in the number of domestic vision centers. Consolidated average weekly net sales per vision center increased 1.1% from $9,300 during fiscal 1996 to $9,400 during fiscal 1997. Such improvement was due primarily to the increase in comparable store sales on the domestic business, offset in part by the acquisition in the fourth quarter of 1997 of Midwest Vision, Inc., a 51 unit retail optical company with annual sales in 1997 of approximately $14.4 million. Average weekly net sales for vision centers open less than one year were lower than the average for vision centers open less than one year in fiscal 1996.

     Continued success of "life style" selling programs, improved merchandising and product presentation, as well as continued focus on customer service, contributed to the sales improvement. In stores open for more than one year, average spectacle unit sales per week and the average spectacle transaction value increased over that attained in fiscal 1996. In addition, sales under managed care programs increased from the prior year.

     Net sales from international operations increased from $3.8 million in the 12-month period ending November 30, 1996 to $4.0 million in the comparable period ending November 30, 1997. The increase is attributable primarily to new store openings.

     GROSS PROFIT. For fiscal 1997, gross profit increased to $100.0 million from $83.7 million in the prior year. This increase was due to the increase in net sales described above. Gross profit percentage increased from 52.2% in 1996 to 53.7% in 1997. Gross profit percentage was positively affected primarily by increased receipts of occupancy fees from independent optometrists as a result of the ELI and SPI transactions which closed in January 1997 (see Note 3 to consolidated financial statements). Additionally, the Company's focus on lifestyle selling contributed to the improvement in gross profit percentage.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense").
SG&A expense (which includes both store operating expenses and home office overhead) increased to $89.2 million in fiscal 1997 from $77.0 million in 1996. As a percentage of net sales, SG&A expense was 47.8% in 1997, compared to 48.0% for 1996. The decrease was due primarily to improved efficiencies at store level partially offset by increases in administrative expenses related to responsibilities assumed in connection with the ELI and SPI transactions which closed in January 1997 and transition costs resulting from the acquisition of Midwest Vision, Inc. (See Notes 3 and 4 to consolidated financial statements.)

     OPERATING INCOME. Operating income for fiscal 1997 increased to $10.8 million from $6.8 million in 1996 representing an increase in operating margin from 4.2% in 1996 to 5.8% in 1997. In addition, the Company's international operations (29 vision centers at November 30, 1997) generated an operating loss of $28,000 in fiscal 1997, as opposed to an operating loss of $612,000 in the comparable period a year ago. International operating results do not include allocated corporate overhead, interest, and taxes.

     OTHER EXPENSE. The decrease in other expense to $1.6 million, compared to $2.1 million in 1996, is due, for the most part, to reduced interest expense, resulting from the reduction of outstanding borrowings under the Company's credit facility. (See Note 11 to consolidated financial statements.)

     PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pre-tax income is 40%, which represents a tax provision of 39% on domestic earnings. Due to the Company's tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 24% of consolidated pre-tax earnings. In 1998, the Company anticipates making cash payments for Federal and State income taxes approximating 27% of consolidated pre-tax earnings.

     NET INCOME. Net income was $5.6 million, or $0.27 per share, as compared to net income of $3.5 million, or $0.17 per share, in 1996.
The increase in net income of $2.1 million over fiscal 1996 represents a 60% increase in net income on a sales increase of 16%.

Year Ended December 28, 1996 Compared to Year Ended December 30, 1995
---------------------------------------------------------------------

Consolidated Results
--------------------

     NET SALES. 1996 net sales increased to $160.4 million from $145.6 million for 1995, due to the net effect of the following: (a) an increase in the number of domestic vision centers; (b) a 4% increase in comparable sales for domestic vision centers (those open for at least one year); and
(c) a reduction in revenues resulting from the disposition and closure of businesses in the fourth quarter 1995 and the first quarter 1996. Consolidated average weekly net sales per vision center increased from approximately $8,700 in 1995 to $9,300 in 1996 due primarily to the disposition of underperforming vision centers in certain domestic operations and Mexican operations. The improvement in average weekly net sales for comparable domestic stores was partially offset by a reduction in average weekly net sales for vision centers opened in 1996.

     In the first quarter of 1996, the Company implemented a new merchandising program for spectacles. Initially, the new program served to increase the average number of sales transactions per vision center (market share) over the prior year, but at a lower dollar value per transaction. The
Company experienced an increase in average number of transactions per vision center for the remainder of the year. In the latter part of 1996, the average transaction value increased. For the year, the improvement in sales resulting from market share increases more than offset the effect on sales resulting from the decline in the average transaction value.

     Consistent with the trend experienced in 1994 and 1995, average weekly sales volumes for new domestic vision centers opened in 1996 were lower than vision centers opened in the previous year. The effect of lower new store results in 1996, which had a negative impact on consolidated average weekly sales, was offset by an increase in average weekly sales for stores opened in 1995 and 1994.

     GROSS PROFIT. Gross profit in 1996 increased to $83.7 million from $77.6 million in 1995, primarily because of increased net sales. Gross profit as a percentage of sales declined from 53.3% in 1995 to 52.2% in 1996. The Company maintained margins from product sales at store level, but margins were negatively affected by a reduction in promotional monies from vendors (because of fewer store openings) and increased freight costs related to the reset of store inventory planograms.

     SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses (which include both vision center operating expenses and home office overhead) increased to $77.0 million in 1996 from $74.4 million in 1995, reflecting the addition of new vision centers in 1996. Average weekly store expense per vision center remained constant. As a percentage of sales, SG&A expenses decreased from 51.1% in 1995 to 48.0% in 1996. The decrease was attributable to comparable store sales increases achieved during 1996 and to continued improved efficiencies in the operation of administrative offices.

     OTHER EXPENSE. Other expense decreased from $2.6 million in 1995 to $2.1 million in 1996 due to a decrease in average borrowings by the Company under its credit facility, in addition to a reduction in the effective interest rate paid by the Company in 1996 versus 1995.

     PROVISION FOR INCOME TAXES. The effective income tax rate in 1996 was 26%. In light of the disposition of the unprofitable Venture domestic operations in the first quarter of 1996 (see Note 14 to consolidated financial statements), the Company reassessed the realizability of domestic net operating loss carryforwards and accordingly reduced the valuation allowance in 1996.

     NET INCOME. In 1996, the Company achieved net income of $3.5 million, or $0.17 per share, as compared to a net loss of $1.5 million, or $0.07 per share in 1995. Results of operations for 1995 included charges approximating $2 million. (See Note 14 to consolidated financial statements.)

International Results in Fiscal 1996
------------------------------------

     At November 30, 1996, the Company operated 21 vision centers internationally versus 36 vision centers at November 30, 1995. International locations included 18 in Mexico and two and one in the Czech Republic and Slovakia, respectively. Financial results for international operations during 1996 are based on the 12 months ended November 30. (See Note 2 to consolidated financial statements.)

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

Inflation
---------

     Although the Company cannot determine the precise effects of inflation, it does not believe inflation has had a material effect on its domestic sales or results of operations. The Company cannot determine whether inflation will have a material long-term effect on its sales or results of operations. Continued inflation in Mexico may cause consumers to reduce discretionary purchases such as eyeglasses.

     As a result of inflation in prior years, the Company has in the past adjusted its retail pricing. Further pricing adjustments are contingent upon competitive pricing levels in the marketplace. Management is monitoring the continuing impact of these inflationary trends.

Liquidity and Capital Resources
-------------------------------

     In July 1997, the Company entered into a two-year $45 million revolving credit facility syndicated by a major regional bank. The Company's credit facility contains, among other covenants, a material adverse change clause and certain minimum net worth and other requirements. As of January 3, 1998, the Company had borrowed $19.5 million under its credit facility versus outstanding borrowings of $26.5 million as of December 28, 1996.

     During 1997, store openings and other capital requirements as well as the acquisition of Midwest Vision, Inc. were funded through internal cash flow. The acquisition of Midwest Vision, Inc. included a cash payment of $1.9 million, issuance of a debt instrument in the principal amount of $620,000 payable over five years, and issuance of 110,795 shares of common stock. Additionally, the Company made cash payments of $239,000 related to investment advisory fees and other costs directly related to the acquisition. Subsequent to the close date, the Company paid off long-term debt of $1.4 million assumed in the transaction.

     The Company issued unsecured promissory notes relative to various transactions completed with ELI and SPI and to the Midwest Vision acquisition. (See Notes 3 and 4 to consolidated financial statements.) The notes are fixed rate instruments, with rates ranging from 6.4% to 8.5%. The promissory notes with ELI and SPI require quarterly payments through January 2009 whereas the Midwest Vision note requires monthly payments through October 2002. The fair market value of the promissory notes are approximately
$80,000 less than book value at January 3, 1998.

     The Company has entered into rate swap agreements which effectively convert underlying variable rate debt based on LIBOR to fixed rate debt.
The agreements extend through February 20, 2000. The notional principal amount on one agreement is $20 million, with an effective fixed rate of 6.93%, which will expire on February 20, 1998. At that date, two separate agreements will commence with an aggregate notional principal amount of $10 million and an effective fixed rate which averages 7.52%. At January 3, 1998, the fair market value of the fixed rate hedges approximates book value. Under existing accounting standards, this activity is accounted for as a hedging activity. The swaps are settled every 90 days.

     The Company maintains an unsecured line of credit agreement with a financial institution which, at the discretion of the lender, allows the Company to borrow up to $5 million. The agreement is available to fund financing needs on a short-term basis at a variable interest rate, determined by the lender. As of year-end, there were no borrowings outstanding under the agreement.

     As of January 3, 1998, the Company plans to open (exclusive of any vision centers obtained through acquisitions) approximately 35 domestic and approximately 6 Mexican vision centers during 1998. Consistent with prior years, the number of ultimate openings is dependant on the construction schedules of the host store. In fiscal 1998, the Company has a goal to attain an approximate 20% increase in store growth through new store openings in existing businesses and through acquisitions. The Company's ability to attain such goal will depend upon the risk factors described below. Average costs for opening domestic vision centers have approximated $140,000 for fixed assets and $35,000 for inventory. The Company incurs approximately $20,000 for preopening expenses for each opening of a domestic vision center. Prior to 1998, such costs were capitalized and amortized over 12 months. Effective in 1998, such costs will be expensed as incurred in accordance with proposed AICPA Statement of Position, "Reporting on the Costs of Start-Up Activities". Capital for leasehold improvements and other fixed assets in Mexican vision centers should approximate $75,000 per vision center.

     At January 3, 1998, the Company had borrowed $19.5 million under its credit facility. The Company anticipates that internally generated funds, as well as funds available under the Company's revolving credit facility, will be sufficient to fund ongoing operating costs associated with its current vision centers, vision centers currently scheduled to be opened during 1998, and any vision centers which may be acquired by the Company during 1998.

Year 2000 Compliance
--------------------

     The majority of the Company's internal information systems are currently Year 2000 compliant or in the process of being replaced with fully-compliant new systems. The Company has identified approximately 220 point of sale systems that require hardware upgrades to be year 2000 compliant. The total cost of software changes, hardware changes, and implementation is estimated to be approximately $650,000. Costs related to hardware and new software purchases will be capitalized as incurred and amortized over three years. These new system modifications are expected to be completed in the second half of 1999.

     The Company is in the process of developing an enhanced point of sale software system which is scheduled to be in the retail stores by the fourth quarter of 1999. The primary purpose of the system is to upgrade data processing, broaden in-store capabilities, and improve the accuracy of processing managed care sales transactions. In addition to the above improvements, the system will be designed to be Year 2000 compliant.

     Some of the Company's vendors, financial institutions, and managed care organizations utilize equipment to capture and transmit transactions. The Company is in the process of coordinating its Year 2000 compliance efforts with those of such organizations. The estimated future cost of this transition is minimal. No assurance can be given that such organizations will make their systems Year 2000 compliant.

     The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be realized and actual results could differ materially from those plans.

Derivative Financial Instruments
--------------------------------

     MARKET RISK. Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company's risk management policies. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment.

     INTEREST RATE RISK. The Company holds long-term debt on a revolving credit facility with variable interest rates indexed to LIBOR which exposes it to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, the Company enters into interest rate swap contracts to pay a fixed rate and receive a variable rate that is indexed to LIBOR. The ratio of the swap notional amount to the principal amount of variable rate debt issued changes periodically based on management's ongoing assessment of the future trend in interest rate movements. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment. The notional amount of fixed interest rate swaps in place at January 3, 1998 represents approximately 100 percent of the Company's variable rate debt and will change to approximately 50% on February 20, 1998.

     FOREIGN EXCHANGE RATE RISK. The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52 - Foreign Currency Translation. Consequently, in 1997, the financial statements of the Mexico operation were remeasured with the U.S. dollar as the functional currency. During 1997, an immaterial loss resulted from changes in foreign currency rates between the peso and the U.S. dollar, as calculated in the remeasurement process, and was recorded in the Company's statement of operations. Continued increases in the conversion rate for the peso will generate further losses in future years. The Company has pursued the purchase of a foreign currency hedge to mitigate the possible financial loss resulting from unfavorable movements in the peso; however, due to the unstable market conditions relative to the peso, it is management's conclusion that the cost to acquire a hedge exceeds the financial loss that may occur given current predictions by the Company's external financial advisors as to the peso conversion rate at fiscal year end 1998. The conversion rate was 8.2 at fiscal year end 1997. If the conversion rate moves to 10 at year end 1998, the loss to the Company would approximate $60,000. The Company will continue to explore options to reduce this financial risk.

Option to Extend License Agreement
----------------------------------

The Company's agreement with Wal-Mart provides for a nine-year base term and a three-year option for each vision center, with the base term beginning on the date of opening. The Company opened six vision centers in 1990 under its agreement with Wal-Mart and 54 such vision centers in 1991, with additional vision centers being opened in subsequent years. Accordingly, beginning in 1999, the Company will determine whether to exercise options to extend the licenses for such vision centers. The Company will make such decisions based upon various factors, including, without limitation, the sales levels of each vision center, its estimated future profitability, increased minimum license fees charged by Wal-Mart during the option period, and other relevant factors. Each option must be exercised at least six months prior to the expiration of the license for each vision center. Although the Company expects that it will extend the licenses of a substantial majority of these vision centers, no assurance can be given as to the number of vision centers the licenses of which will be extended.

Risk Factors
------------

     Any expectations, beliefs, and other non-historical statements contained in this 10-K are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made in this Form 10-K concern the following matters: planned development of software systems; planned opening of vision centers; expected exercise of options under the Wal-Mart Agreement; potential future acquisitions; funding of expansion through internal cash flow; and anticipated reduction of borrowings under the Company's credit facility. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the following factors could materially affect the Company's actual results:

- The Company's relationship with its host stores, including the Company's dependence on Wal-Mart for its current and continued operations.

- Operating factors affecting customer satisfaction and quality controls of the Company in optical manufacturing.

- The Company's ability to identify potential acquisition targets and to consummate acquisitions on acceptable terms and conditions.

- Risks associated with the acquisition and integration of any acquired operations.

- The Company's ability to obtain and retain managed care contracts and business. Management expects that managed care arrangements will become increasingly important in the optical industry.

- The Company's ongoing ability to generate continued sales and contribution improvement at its vision centers operated under the Wal-Mart Agreement, so as to justify the exercise of options to extend the licenses of vision centers.

- Pricing and other competitive factors.

- The mix of goods sold.

- Availability of optical and optometric professionals. An element of the Company's business strategy and a requirement of the Wal-Mart Agreement is the availability of vision care professionals at clinics in or nearby the Company's vision centers.

- State and federal regulation of managed care and of the practice of optometry and opticianry.

- The Company's ability to timely develop a new point of sale system.

- General risks arising from investing and operating in Mexico, including a different regulatory, political, and governmental environment, currency fluctuations, high inflation, price controls, restrictions on profit repatriation, lower per capita income and spending levels, import duties, value added taxes, and difficulties in cross-cultural marketing.

- The Company's ability to select in-stock merchandise attractive to customers.

- Weather affecting retail operations.

- Variations in the level of economic activity affecting employment and income levels of consumers.

- Seasonality of the Company's business.

Recent Accounting Pronouncements
--------------------------------

     Effective in 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share" and No. 129 ("SFAS 129") "Disclosure of Information and Capital Structure." SFAS 128 simplifies the calculation of basic earnings per common share and diluted earnings per common share. Additionally, disclosure is required presenting a reconciliation of the computations for basic and diluted earnings per common share. The change in calculations did not change the Company's reported earnings per common share amounts presented in previously filed 10-K's or quarterly reports filed in 10-Q's. SFAS 129 requires disclosure of the pertinent rights and privileges of all securities other than ordinary common stock. The Company has disclosed such information in previous years' annual reports filed on Form 10-K.

     Effective in 1997, the Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". The statement addresses reporting of segment information. (See Note 15 of Notes to Consolidated Financial Statements.)

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The statement addresses the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners. Management does not believe the adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company are included as a separate section of this Report commencing on page 28.

ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on accounting and financial disclosure.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Election of Directors" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1998 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about the identification of directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Compensation of Executive Officers" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1998 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1998 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about security ownership of certain beneficial owners and management.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Compensation Committee Interlocks and Insider Participation" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1998 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about transactions with management and others and certain business relationships.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2) The Consolidated Financial Statements and Schedule of the Company and its subsidiaries are filed herewith as a separate section of this Report commencing on page 28.

     (3) The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number

 3.2a      --        Amended and Restated By-Laws of the Company.

 4.1b      --        Form of Common Stock Certificate.

 4.2c      --        Amended and Restated Articles of Incorporation of the
                     Company.

 4.5b      --        Rights Agreement dated as of January 17, 1997 between
                     the Company and Wachovia Bank of North Carolina, N.A.

10.7a      --        Sublease Agreement, dated December 16, 1991, by and
                     between Wal-Mart Stores, Inc. and the Company.

10.17d     --        Form indemnification agreement for directors and
                     certain executive officers of the Company.

10.24e++   --        Employment Agreement of Sandra M. Buffa, dated as of
                     June 15, 1993.

10.34f     --        Vision Center Master License Agreement, dated as of
                     June 16, 1994, by and between Wal-Mart Stores, Inc. and the Company. [Portions of Exhibit 10.34 have been omitted pursuant to an order for confidential treatment granted by the Commission. The omitted portions have been filed separately with the Commission.]

Exhibit
Number

10.37g++   --        Split Dollar Life Insurance Agreement, dated as of
                     November 3, 1994, among the Company, A. Kimbrough Davis, as Trustee, and James W. Krause.

10.39g++   --        Level IV Management Incentive Plan.

10.46h     --        Agreement dated as of November 23, 1995 by and between
                     Mexican Vision Associates Operadora, S. de R.L. de C.V.
                     and Wal-Mart de Mexico, S.A. de C.V. in original Spanish and an uncertified English translation. [Portions of
                     Exhibit 10.46 have been omitted pursuant to a request for confidential treatment filed with the Commission.
                     The omitted portions have been filed separately with the Commission.]

10.47i++   --        Executive Relocation Policy.

10.48j++   --        Restated Stock Option and Incentive Award Plan.

10.48.1k++ --        First Amendment to Restated Stock Option and Incentive
                     Award Plan.

10.49l++   --        Form Change in Control Agreement for certain executive
                     officers of the Company.

10.50l     --        Agreement for Assignment of License Interests and Related
                     Matters dated as of November 1, 1996 by and among the Company and other parties.

10.51k++   --        Form Restricted Stock Award.

10.52m++   --        Restated Non-Employee Director Stock Option Plan.

10.53n     --        $45,000,000 Credit Agreement dated as of July 15, 1997
                     among the Company, Wachovia Bank, N.A., and certain other banks.

10.54**    --        Stock Purchase Agreement dated as of September 15, 1997
                     by and between the Company and Myrel Neumann, O.D.

10.55++**  --        Executive Deferred Compensation Plan.

11**       --        Statement Re: Computation of Net Income (Loss) Per Share.

21**       --        Subsidiaries of the Registrant.

23**       --        Consent by Arthur Andersen LLP.

27**       --        Financial Data Schedule.

Exhibit
Number

a Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

b Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

c Incorporated by reference to the Company's Form 8-K filed with the Commission on January 17, 1997.

d Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1992.

e Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1993.

f Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1994.

g Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.

h Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 30, 1995.

i Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 1996.

j Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 29, 1996.

k Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 29, 1997.

l Incorporated by reference to the Company's Form 10-K for the year ended December 28, 1996.

m Incorporated by reference to the Company's Form 10-Q filed on June 28, 1997.

n Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 27, 1997.

**       Filed with this Form 10-K.

++ Management contract or compensatory plan or arrangement in which a director or named executive officer participates.


         (b) No reports on Form 8-K have been filed during October, November, or December, 1997.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NATIONAL VISION ASSOCIATES, LTD.


                                      By:      /s/James W. Krause
                                               James W. Krause
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer and Director
Date: February 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 17, 1998, in the capacities indicated.

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

    /s/
_____________________________
    Ronald J. Green                   Director

    /s/
_____________________________
    Campbell B. Lanier, III           Director

    /s/
_____________________________
    J. Smith Lanier, II               Director

                 NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES


                  CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
         AS OF DECEMBER 30, 1995, DECEMBER 28, 1996, AND JANUARY 3, 1998
                                   TOGETHER WITH
                                  AUDITORS' REPORT

                  NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith in response to
Item 8 and Item 14(a)1 and to Item 14(a)2, respectively.

                                                                         Page
                                                                         ____

Report of Independent Public Accountants                                  30

Consolidated Balance Sheets as of December 28, 1996 and
  January 3, 1998                                                         31

Consolidated Statements of Operations for the
  Years Ended December 30, 1995, December 28, 1996 and
  January 3, 1998                                                         32

Consolidated Statements of Shareholders' Equity for
  the Years Ended December 30, 1995, December 28, 1996 and
  January 3, 1998                                                         33

Consolidated Statements of Cash Flows for the Years Ended
  December 30, 1995, December 28, 1996 and January 3, 1998                34

Notes to Consolidated Financial Statements and Schedule                   35

Schedule II, Valuation and Qualifying Accounts                            56



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

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of National Vision
Associates, Ltd. and Subsidiaries:


     We have audited the accompanying consolidated balance sheets of NATIONAL VISION ASSOCIATES, LTD. (a Georgia corporation) AND SUBSIDIARIES as of December 28, 1996 and January 3, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the three years in the period ended January 3, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Vision Associates, Ltd. and subsidiaries as of December 28, 1996 and January 3, 1998 and the results of their operations and their cash flows for the three years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.

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



                                         ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 17, 1998

                NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                       December 28, 1996 and January 3, 1998
                          (000's except share information)
                                                                                                           1996           1997
                                                                                                           ____           ____
                                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                               $ 1,110        $ 2,559
 Accounts receivable (net of allowance: 1996 - $353; 1997 - $762)                                          4,164          6,066
 Inventories                                                                                              23,970         23,271
 Store preopening costs (net of accumulated amortization: 1996 - $605; 1997 - $712)                          240            295
 Other current assets                                                                                        944            464
                                                                                                         -------        -------
    Total current assets                                                                                  30,428         32,655
                                                                                                         -------        -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                                38,573         44,070
 Furniture and fixtures                                                                                   17,136         20,366
 Leasehold improvements                                                                                   13,178         15,005
 Construction in progress                                                                                  1,669            893
                                                                                                         -------        -------
                                                                                                          70,556         80,334
 Less accumulated depreciation                                                                           (27,206)       (36,692)
                                                                                                         -------        -------
 Net property and equipment                                                                               43,350         43,642
                                                                                                         -------        -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
  1996 - $729; 1997 - $846)                                                                                  786          1,015

ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS (net of accumulated
  amortization:  1997 - $733)                                                                                             5,938
                                                                                                         -------        -------
                                                                                                         $74,564        $83,250
                                                                                                         =======        =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                                        $ 8,283        $ 7,252
 Accrued expenses and other current liabilities                                                            8,643         12,754
 Current portion long-term debt                                                                                             478
                                                                                                         -------        -------
     Total current liabilities                                                                            16,926         20,484
                                                                                                         -------        -------
REVOLVING CREDIT FACILITY - LONG TERM                                                                     26,500         19,500

LONG-TERM NOTES PAYABLE, LESS CURRENT PORTION                                                                             4,225

DEFERRED INCOME TAX LIABILITIES                                                                            1,232          2,673

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                                      --             --
 Common stock, $.01 par value; 100,000,000 shares authorized,
   20,644,752 and 20,819,955 shares issued and outstanding as
   of December 28, 1996 and January 3, 1998, respectively                                                    206            208
 Additional paid-in capital                                                                               42,166         43,053
 Retained deficit                                                                                         (8,393)        (2,820)
 Cumulative foreign currency translation                                                                  (4,073)        (4,073)
                                                                                                         -------        -------
     Total shareholders' equity                                                                           29,906         36,368
                                                                                                         -------        -------
                                                                                                         $74,564        $83,250
                                                                                                         =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.

                          NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 30, 1995, December 28, 1996 and January 3, 1998
                                 (000's except per share information)

                                                                              1995              1996              1997
                                                                              ----               ----             ----
NET SALES                                                                  $145,573          $160,376           $186,354
COST OF GOODS SOLD                                                           67,966            76,692             86,363
                                                                           --------          --------           --------
GROSS PROFIT                                                                 77,607            83,684             99,991
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                                                    74,390            76,920             89,156
PROVISION FOR DISPOSITION OF
  ASSETS                                                                        958
OTHER NONRECURRING CHARGES                                                    1,053
                                                                           --------           --------          --------
OPERATING INCOME                                                              1,206             6,764             10,835
                                                                           --------           --------          --------
OTHER EXPENSE, NET                                                            2,626             2,084              1,554
                                                                           --------           --------          --------
INCOME (LOSS) BEFORE INCOME TAXES                                            (1,420)            4,680              9,281
PROVISION FOR INCOME TAXES                                                      100             1,200              3,708
                                                                           --------           --------          --------
NET INCOME (LOSS)                                                          $ (1,520)         $  3,480           $  5,573
                                                                           ========           ========          ========

BASIC EARNINGS (LOSS) PER COMMON SHARE                                     $   (.07)         $    .17           $    .27
                                                                           ========           ========          ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE                                   $   (.07)         $    .17           $    .27
                                                                           ========           ========          ========


    The accompanying notes are an integral part of these consolidated financial statements.

                       NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the Years Ended December 30, 1995, December 28, 1996, and January 3, 1998
                                   (000's except share information)

                                                                       Additional       Retained        Cumulative
                                                    Common Stock         Paid-In        Earnings        Translation
                                                Shares        Amount     Capital        (Deficit)       Adjustments        Total
                                                ------        ------   ----------       ---------       -----------        -----

BALANCE, December 31, 1994                    20,510,402        $205     $42,133        $(10,353)          $(2,372)      $29,613
Exercise of stock options                         76,103           1          14                                              15
Foreign Currency Translation                                                                                (1,782)       (1,782)
Net Loss                                                                                  (1,520)                         (1,520)
                                              ----------        ----     -------        --------           -------       -------
BALANCE, December 30, 1995                    20,586,505         206      42,147         (11,873)           (4,154)       26,326
Exercise of stock options                         58,247                      19                                              19
Foreign Currency Translation                                                                                    81            81
Net Income                                                                                 3,480                           3,480
                                              ----------        ----     -------        --------           -------       -------
BALANCE, December 28, 1996                    20,644,752         206      42,166          (8,393)           (4,073)       29,906
Issuance of common stock                         110,795           1         835                                             836
Restricted Stock                                  54,000           1          35                                              36
Exercise of stock options                         10,408                      17                                              17
Net Income                                                                                 5,573                           5,573
                                              ----------        ----     -------        --------           -------       -------
BALANCE, January 3, 1998                      20,819,955        $208     $43,053        $ (2,820)          $(4,073)      $36,368
                                              ==========        ====     =======        ========           =======       =======




     The accompanying notes are an integral part of these consolidated financial statements.

                       NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 30, 1995, December 28, 1996 and January 3, 1998
                                               (000's)
                                                                               1995               1996               1997
                                                                               ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $ (1,520)          $  3,480          $  5,573
                                                                             --------            -------           -------
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Provision for disposition of assets                                           958
    Provision for other nonrecurring charges                                    1,053
    Depreciation and amortization                                              10,378             10,058            11,035
    Provision for Deferred Income Tax Expense                                                      1,002             1,441
    Other                                                                          29                 91               268
    Changes in operating assets and liabilities,
    net of effects of acquisitions:
      Receivables                                                                (701)             2,224              (875)
      Inventories                                                              (2,467)            (2,594)            2,031
      Store preopening costs                                                   (1,288)              (657)             (643)
      Other current assets                                                        (34)                67               612
      Accounts payable, accrued expenses, and other
       current liabilities                                                        (88)               725             1,245
                                                                             --------            -------           -------
         Total adjustments                                                      7,840             10,916            15,114
                                                                             --------            -------           -------
         Net cash provided by operating activities                              6,320             14,396            20,687
                                                                             --------            -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                            (13,175)            (2,713)           (8,049)
Acquisition, net of cash acquired                                                                                   (1,772)
Payment for non-competition agreement                                                                                 (484)
Purchase of Assignment Agreement                                                                                      (500)
                                                                             --------            -------           -------
         Net cash used in investing activities                                (13,175)            (2,713)          (10,805)
                                                                             --------           --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on revolving credit facility                                          12,000              1,500             5,500
Repayments on revolving credit facility                                        (4,000)           (13,000)          (12,500)
Repayments of notes payable and capital leases                                   (471)              (480)           (1,450)
Proceeds from issuance of common stock                                             15                 19                17
                                                                             --------           --------           -------
         Net cash provided by (used in) financing activities                    7,544            (11,961)           (8,433)
                                                                             --------           --------           -------
Effect of foreign currency exchange rate changes                               (1,782)                81
                                                                             --------           --------           -------
NET INCREASE (DECREASE) IN CASH                                                (1,093)              (197)            1,449
CASH, beginning of year                                                         2,400              1,307             1,110
                                                                             --------           --------           -------
CASH, end of year                                                            $  1,307           $  1,110           $ 2,559
                                                                             ========           ========           =======

    The accompanying notes are an integral part of these consolidated financial statements.

               NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE December 30, 1995, December 28, 1996 and January 3, 1998

1.  ORGANIZATION AND OPERATIONS

     National Vision Associates, Ltd. (the "Company") is engaged in the retail sale of optical goods and services, primarily in the United States and Mexico. The Company is largely dependent on Wal-Mart Stores, Inc. ("Wal-Mart") for continued operation of current vision centers (see Note 3). In October 1997, the Company acquired all the capital stock of Midwest Vision, Inc., a retail optical company with 51 locations in Minnesota and three adjoining states (see Note 4).

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Effective
January 1, 1995, the Company changed its year end to a 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December 31. Pursuant to such calendar, financial information for each of 1995 and 1996 is presented for the 52-week period ended December 30 and December 28, respectively. Fiscal 1997 consisted of 53 weeks ended January 3, 1998.
Due to various statutory and other considerations, international operations were not changed to this 52/53 week calendar. To allow for more timely consolidation and reporting, international operations are reported using a fiscal year ending November 30. Certain amounts in the December 28, 1996 and December 30, 1995 consolidated financial statements have been reclassified to conform to the January 3, 1998 presentation.

Revenue Recognition

     The Company recognizes revenues and the related costs from retail sales when at least 50% of the payment has been received.

Cash and Cash Equivalents

     The Company considers cash on hand, short-term cash investments, and checks that have not been processed by financial institutions to be cash and cash equivalents. The aggregate amount of outstanding checks not processed at January 3, 1998 was $381,000 (at December 28, 1996 - $440,000).
The Company's policy is to maintain uninvested cash at minimal levels. Cash includes cash equivalents which represent highly liquid investments with a maturity of one month or less. The carrying amount approximates fair value. The Company restricts investment of temporary cash investments to financial institutions with high credit standing.

Inventories

     Inventories are valued at the lower of weighted average cost or market. Market represents the net realizable value.

Store Preopening Costs

     Prior to 1998, preopening costs which were directly associated with the opening of new vision centers have been capitalized and amortized using the straight-line method over 12 months beginning with the commencement of each vision center's operations. The average cost capitalized per vision center approximated $20,000. Effective in 1998, preopening costs will be expensed as incurred in accordance with proposed AICPA Statement of Position, "Reporting on the Costs of Start-Up Activities".

Property and Equipment

     Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the assets' estimated useful lives or terms of the related leases, whichever is shorter. Accelerated depreciation methods are used for income tax reporting purposes. For financial reporting purposes, the useful lives used for computation of depreciation range from five to ten years for equipment, from three to nine years for furniture and fixtures, from three to six years for hardware and software related to information systems processing, and nine years for leasehold improvements. At the time property and equipment are retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income. Annually, the Company evaluates the net book value of property and equipment for impairment. The evaluation is performed for retail locations and compares its best estimate of future cash flows with the net book value of the property and equipment. Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized.

Balance Sheet Financial Instruments:  Fair Values

     The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for "Revolving Credit Facility-Long-Term" approximates fair value because the underlying instrument is a variable rate note that reprices frequently. The fair value of the Company's fixed interest rate swap agreements and fixed rate debt is based on estimates using standard pricing models that take into consideration current interest rate market conditions supplied by independent financial institutions.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the large number of individuals and entities comprising the Company's customer base.

Assignment Agreement and Intangible Assets

     Assignment agreement and intangible assets represent the excess of the cost of net assets acquired in certain contract transactions and business combinations over their fair value. Such amounts are amortized over periods ranging from 11 years to 15 years. The Company evaluates intangible assets for impairment annually. In completing this evaluation, the Company compares its best estimate of future cash flows with the carrying value of the underlying asset.

Income Taxes

     Deferred income taxes are recorded using current enacted tax laws and rates. Deferred income taxes are provided for depreciation, store preopening costs, organization costs, inventory basis differences, and accrued expenses where there is a temporary difference in recording such items for financial reporting and income tax reporting purposes.

Other Deferred Costs

     Deferred costs represent capitalized assets resulting from contractual obligations and are being amortized on a straight line basis over a period of time not to exceed five years.

Advertising and Promotion Expense

     Production costs of future media advertising and related promotion campaigns are deferred until the advertising events occur. All other advertising and promotion costs are expensed when incurred.

Other Income and Expense

     Other income and expense represents net financing costs associated with the Company's financing activities, including interest costs on borrowings under the revolving credit facility and other notes payable, loan commitment fees and amortization of interest rate hedge and swap agreements, purchase discounts on invoice payments, interest income on cash investments and for fiscal 1997, realized exchange gains or losses resulting from foreign currency transactions.

Foreign Currency Translation

     The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS No. 52"). Translation adjustments, which result from the process of translating foreign financial statements into U.S. dollars, are accumulated as a separate component of shareholders' equity.

     The Securities and Exchange Commission has classified Mexico as a highly inflationary economy under the provisions of SFAS No. 52 for reporting periods starting in 1997. Effective in 1997, the financial statements of the Company's Mexico operations are remeasured with the U.S. dollar as the functional currency. Any gain or loss is recorded in the Company's statement of operations as other income and expense.

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

Derivatives Used in Risk Management Activities

     As part of its risk management activities, the Company uses interest rate swaps to modify the variable interest rate characteristics of long-term debt on the revolving credit facility. The Company holds no other derivatives or similar instruments. The derivative contracts are designated as hedges when acquired. They are expected to be effective economic hedges and have high correlation with the debt being hedged.

     Interest rate swaps are accounted for using the accrual method, with an adjustment to interest expense in the income statement. The Company accounts for the swap by recording the offset of the swap into the Company's accounts. The swaps are settled every 90 days. Realized gains and losses from the early settlement or disposition of swap contracts are deferred on the balance sheet and amortized to interest expense over the original term of the swap agreement.

3.  WAL-MART MASTER LICENSE AGREEMENT AND OTHER AGREEMENTS

     Wal-Mart Agreement

     In 1994, the Company and Wal-Mart replaced their original agreement with a new master license agreement (the "Wal-Mart Agreement"), which increased minimum and percentage license fees payable by the Company and also granted the Company the opportunity to operate up to 400 vision centers in existing and future Wal-Mart stores (357 vision centers were in operation at fiscal year end 1997). In January 1995, the Company made a lump sum payment in exchange for such opportunity. The payment is being amortized over the initial term of the vision centers opened subsequent to January 1, 1995. In 1997, the Wal-Mart Agreement was amended to provide that Wal-Mart must, by April 1, 2000, grant the Company the opportunity to operate 400 vision centers under the Wal-Mart Agreement, and that, with one exception, all new vision centers opened after 1997 will be located in California and North Carolina. Each vision center covered by the Wal-Mart Agreement has a separate license. Pursuant to the Wal-Mart Agreement, the term of each such license is nine years with a renewable option for one additional three-year term. Percentage license fees remain the same over the nine-year base term and three-year option term, whereas minimum license fees increase during the three-year option term.

     Consulting and Management Agreement

     Among other things, the Wal-Mart Agreement requires an independent, licensed optometrist to practice adjacent to or near each of the Company's vision centers for at least 48 hours per week. In 1990, the Company entered into a long-term consulting and management service agreement, as amended, with two companies (Eyecare Leasing, Inc. ("ELI") and Stewart-Phillips, Inc. ("SPI")) jointly owned by two shareholders to recruit such optometrists for certain of its vision centers. Subject to applicable state regulations, this agreement, among other things, required the Company to provide space and certain equipment to the optometrists for which the optometrists pay the Company an occupancy fee. In exchange for their services, ELI and SPI received certain fees under the agreement. Net of the fees paid to ELI and SPI, the Company received $2.5 million and $2.9 million pursuant to this agreement during 1995 and 1996, respectively. The net payments offset occupancy expense incurred by the Company. Occupancy expense is a component of cost of goods sold.

     In January 1997, the Company completed various transactions related to its relationship with each of ELI and SPI. The transactions involved the termination of such consulting agreement and transfer of the responsibilities of ELI and SPI to a subsidiary of the Company. As a result of these transactions, the Company acquired the right to the payments which otherwise would have been made to ELI and SPI under the consulting agreement. In 1997, the Company received occupancy fees of $4.0 million, which included $1.4 million which would have been paid to ELI and SPI if the consulting agreement had been in effect during 1997. The aggregate cost of the transactions was $4.6 million, which was capitalized as an intangible asset and is being amortized over the remaining life of the original term of vision center leases. The Company made a lump sum payment of $500,000 at closing and entered into promissory obligations for the balance, payable over a 12-year period at 6.4% interest.

     Mexico Agreement

     In 1994, the Company opened 8 vision centers in stores owned and operated by Wal-Mart de Mexico, S.A. de C.V. ("Wal-Mart de Mexico"). In
1995, the Company completed the negotiation of a master license agreement governing these vision centers. Pursuant to this agreement, each vision center has an individual base term of five years from the date of opening, followed by two options (each for two years), and one option for one year. Each party has the right to terminate a location which fails to meet specified sales levels. The agreement provides for annual fees based on a minimum and percentage of sales. The agreement also gives the Company a right of first refusal to open vision centers in all stores in Mexico owned by Wal-Mart de Mexico. As of January 3, 1998, the Company operated
26 vision centers in Wal-Mart de Mexico stores.

4.   ACQUISITION

     In October 1997, the Company acquired the common stock of Midwest Vision, Inc., a retail optical company which operated 51 vision centers in Minnesota, Wisconsin, Iowa, and North Dakota. Unaudited annual sales for Midwest Vision approximated $14.4 million for the calendar year 1997. The purchase price was approximately $3.6 million, plus $1.4 million of assumed long-term debt.

     The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired was recorded as an intangible asset (goodwill), which is being amortized on a straight-line basis over 15 years for financial reporting. Subsequent to the close date, the Company paid off the outstanding long-term debt of Midwest Vision.

     The estimated fair values of assets and liabilities acquired are summarized as follows:

           Cash                                         $  327
           Inventory                                     1,332
           Accounts receivable and other assets          1,398
           Property and equipment                        1,729
           Excess of cost over net assets acquired       2,068
           Accounts payable and accrued expenses        (1,867)
           Debt                                         (1,433)
                                                        ------
                Net Purchase Price                      $3,554
                                                        ======

     The purchase price was paid in cash of $1.9 million, a debt instrument
(in the principal amount of $620,000 payable over five years), and 110,795 shares of the Company's common stock. Additionally, the Company made cash payments of $239,000 related to investment advisory fees and other costs directly associated with the acquisition. In connection with 100,000 shares of the common stock, the Company also issued a put option to the seller, entitling the seller to put such shares to the Company at $7.00 per share in January 1999 or, if such shares are not then put back to the Company, at $9.00 per share in January 2000. If the seller exercises the put option, the Company will settle the transaction by issuing additional shares to the seller such that the aggregate fair market value of the shares equals the aggregate guarantee value. The guarantee has been recorded at a fair market value. In conjunction with the transaction, the Company entered into an employment agreement with the seller which requires the performance of certain duties and contains certain noncompete provisions.

     The operating results of Midwest Vision are included in the Company's consolidated results of operations from the date of acquisition.

5.   INVENTORY

The Company classifies inventory as finished goods if such inventory is readily available for sale to customers without any assembly or value added processing to satisfy a customer's order. Finished goods include contact lens, over the counter sunglasses and accessories. The Company classifies inventory as raw material if such inventory requires assembly or value added processing to satisfy a customer's order. This would include grinding a lens blank, "cutting" the lens in accordance with a prescription from an optometrist, and fitting the lens in a frame. Frames and uncut lens are considered raw material. A majority of the Company's sales represent custom orders; consequently, the majority of the Company's inventory is classified as raw material.

Inventory balances, by classification, may be summarized as follows:

                                                  1996          1997
                                                  ----          ----
Raw Material                                    $15,199       $15,646
Finished Goods                                    8,279         7,003
Supplies                                            492           622
                                                -------       -------
                                                $23,970       $23,271
                                                =======       =======

6.   LONG-TERM DEBT

     Long-term debt obligations at December 28, 1996 and January 3, 1998 consisted of the following (in 000's):

                                                                          1996            1997
                                                                          ----            ----
     Borrowings under revolving credit facility                           $26,500         $19,500
     Other promissory notes                                                                 4,703
                                                                          -------         -------
                                                                           26,500          24,203
     Less current portion                                                                     478
                                                                          -------         -------
                                                                          $26,500         $23,725
                                                                          =======         =======

     In July 1997, the Company entered into a syndicated $45 million two-year unsecured revolving credit facility. The aggregate outstanding balance is due for repayment in July 1999. The Company's credit facility contains, among other covenants, a material adverse change clause and certain minimum net worth and other requirements. Commitment fees payable on the average daily balance of the unused portion of the credit facility were .25% per annum in 1997. The Company paid approximately $150,704 and $125,611 in various fees related to the revolving credit facility in 1996 and 1997, respectively. Interest on the outstanding advances is based on certain financial covenants and applicable interest rates for Eurodollar or base loan borrowings, as defined in the agreement.

     As of January 3, 1998, the Company had borrowed $19.5 million under its credit facility at a weighted average interest rate of 6.9%. The aggregate fair value of the Company's long-term debt obligation under the credit facility is estimated to approximate its carrying value.

     The Company has entered into rate swap agreements which effectively convert underlying variable rate debt based on Eurodollar rates to fixed rate debt. The agreements extend through February 20, 2000. The notional principal amount on one agreement is $20 million, with an effective fixed rate of 6.93%, which will expire on February 20, 1998. At that date, two separate agreements will commence with an aggregate notional principal amount of $10 million and an effective fixed rate which averages 7.52%. The fair market value of the fixed rate hedges approximates book value. Under existing accounting standards, this activity is accounted for as a hedging activity. The swaps are settled every 90 days.

     The Company entered into unsecured promissory notes relative to various transactions completed with ELI and SPI (see Note 3) and the Midwest Vision acquisition (see Note 4). The notes are fixed rate instruments, with rates ranging from 6.4% to 8.5%. The promissory notes with ELI and SPI require quarterly payments through January 2009 whereas the Midwest Vision note requires monthly payments through October 2002. Based on current market rates at January 3, 1998, the fair market value of the promissory notes is approximately $80,000 less than book value. At January 3, 1998, future minimum principal payments on the promissory notes were as follows (amounts in 000's):

                       1998              $  478
                       1999                 487
                       2000                 498
                       2001                 509
                       2002                 495
                       Thereafter         2,236
                                         ------
                                         $4,703

     The Company maintains an unsecured line of credit agreement with a financial institution which, at the discretion of the lender, allows the Company to borrow up to $5 million. The agreement is available to fund financing needs on a short-term basis at a variable interest rate, determined by the lender. As of year-end, there were no borrowings outstanding under the agreement.

7.   RELATED-PARTY TRANSACTIONS

     In 1991, a receivable from the Company was assigned to a lease finance company which is owned by a shareholder/director of the Company. The Company made lease payments (including principal and interest) of $417,000 and $341,000 to this lease finance company in 1995 and 1996, respectively. Such lease was paid in full as of September, 1996.

     During 1995, 1996, and 1997, the Company purchased its business and casualty insurance policies through an insurance agency in which a shareholder/director has a substantial ownership interest. Total premiums paid for policies acquired through the insurance company during 1995, 1996, and 1997 were approximately $910,000, $844,000, and $904,732, respectively. The Audit Committee of the Company's Board of Directors has approved such purchases.

     In 1996, Edward G. Weiner, the Company's then Vice Chairman, was employed at an annual salary of $165,000 pursuant to an employment agreement with the Company with a term ending March 1, 2000. In connection with Mr. Weiner's resignation from the Board of Directors in February 1997, the employment agreement was terminated, and the Company (in exchange for a non-competition agreement through March, 2000) paid Mr. Weiner an amount equal to a discounted present value of the payments which would have been made under the employment agreement. The payment amount was capitalized as other deferred costs and will be amortized over the term of the non-compete agreement.

8.   COMMITMENTS AND CONTINGENCIES

     Noncancelable Operating Lease and License Agreements

     As of January 3, 1998, the Company is a lessee under noncancelable operating lease agreements for certain equipment which expire at various dates through 1998. Additionally, the Company is required to pay minimum and percentage license fees pursuant to certain commercial leases and pursuant to its agreements with its host department store companies.

     Effective December 20, 1991, the Company entered into a lease agreement with Wal-Mart for approximately 66,000 square feet of corporate office space. The term of the lease is ten years with a renewal option of seven years.
The Company paid Wal-Mart approximately $215,000 annually in rental fees in 1995, 1996, and 1997.

     Effective July 1995, the Company entered into an operating lease for a computer equipment upgrade that provides processing for the newly installed management information and financial systems. The term of the lease is three years. Lease expense is approximately $8,000 monthly.

     Effective the first quarter 1996, the Company entered into operating leases for 34 vehicles. The terms of the leases are cancelable by the Company at any time, but the Company expects to retain the leases for the three-year term. Lease expense is approximately $13,800 monthly.

     Under the lease for its Los Angeles laboratory, the Company paid $102,000, $101,000, and $87,000 in rental fees in 1995, 1996, and 1997, respectively. In December 1997, the Company entered into a new five-year lease for a successor facility in the Los Angeles area. Lease expense is approximately $5,528 monthly.

     In connection with its acquisition of Midwest Vision, Inc. (see Note
4), the Company entered into a ten-year lease for administrative headquarters and an optical laboratory located in St. Cloud, Minnesota. The facility is leased from the former owner of Midwest Vision. Lease expense on the headquarters and laboratory is approximately $6,667 monthly which, in the opinion of management, represents a fair market lease rate. Additionally, the Company assumed operating lease agreements in connection with 51 freestanding locations obtained from the acquisition. Lease expense on such leases is approximately $64,000 monthly.

     Aggregate future minimum payments under the license and lease arrangements are as follows (amounts in 000's):

              1998                         19,529
              1999                         19,296
              2000                         17,553
              2001                         14,592
              2002                         11,110
              Thereafter                   18,237
                                          -------
                                         $100,317
                                          =======
     Total expenses recognized under these license and lease arrangements were approximately $17.0 million, $19.9 million, and $22.8 million for the years ended December 30, 1995, December 28, 1996, and January 3, 1998, respectively.

     Gitano and Guy Laroche Trademark Licenses

     The Company has separate license agreements with Gitano, Inc. and Guy Laroche of North America, Inc., giving the Company the right to use the trademarks "Gitano" and "Guy Laroche", respectively, in its vision centers in North America. Each agreement requires the Company to pay minimum and percentage royalties on retail and wholesale sales.

     Pursuant to its terms, the Gitano agreement expired on June 30, 1997. The agreement has, however, continued to be performed by the parties.
The Guy Laroche agreement, as amended, expires on December 31, 2001.
Under the Gitano agreement, the Company paid $113,000, $111,000, and $121,000 in fees during 1995, 1996, and 1997, respectively. Under the Guy Laroche agreement, the Company paid $150,000, $238,000, and $176,000 in fees during 1995, 1996, and 1997, respectively.

     Change in Control and Other Arrangements

     There are agreements between the Company and seven of its executive officers which provide severance benefits in the event of termination of employment under certain circumstances following a change in control of the Company (as defined). The circumstances are termination by the Company other than because of death or disability commencing prior to a threatened change in control (as defined), or for cause (as defined), or by the officer as the result of a voluntary termination (as defined). Following any such termination, in addition to compensation and benefits already earned, the officer will be entitled to receive a lump sum severance payment equal to up to three times the officer's annual rate of base salary. The term of each agreement is for a rolling three-years unless the Company gives notice that it does not wish to extend such term, in which case the term of the agreement would expire three years from the date of the notice.

     One executive officer is employed pursuant to an employment agreement which provides for an annual salary and certain other benefits. Such agreement further provides that the Company may at any time terminate the executive's employment upon six months notice or upon no notice if such termination is for cause, as defined.

9.   INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounts Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The components of the net deferred tax assets/(liabilities) are as follows (amounts in 000's):

                                                        As of December 28,                    As of January 3,
                                                               1996                                 1998
Total deferred tax (liabilities)                              $(9,484)                             $(9,005)
Total deferred tax assets                                      10,658                                8,738
Valuation allowance                                            (2,406)                              (2,406)
                                                              -------                              -------
Net deferred tax (liabilities)                                $(1,232)                             $(2,673)
                                                              =======                              =======

     The sources of the difference between the financial accounting and tax basis of the Company's liabilities and assets which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows (amounts in 000's):

                                                        As of December 28,                    As of January 3,
                                                               1996                                  1998
                                                               ----                                  ----
Deferred tax liabilities:
  Depreciation                                                $ 6,062                             $ 5,506
  Reserve for foreign losses                                    3,137                               3,137
  Store preopening costs                                           91                                  99
  Other                                                           194                                 263
                                                              -------                             -------
                                                              $ 9,484                             $ 9,005
                                                              =======                             =======
Deferred tax assets:
  Accrued expenses and reserves                               $ 1,471                             $ 1,393
  Inventory basis differences                                     326                                 145
  Net operating loss carryforwards                              8,650                               4,677
  Alternative minimum tax                                         135                               2,117
  Other                                                            76                                 406
                                                              -------                             -------
                                                              $10,658                             $ 8,738
                                                              =======                             =======

     The consolidated provision for income taxes consists of the following (amounts in 000's):

                                                                                     Year Ended
                                                           -------------------------------------------------------------
                                                           December 30,              December 28,            January 3,
                                                               1995                      1996                   1998
                                                               ----                      ----                   ----
Current:
  Federal                                                      $ 50                      $  135                 $1,937
  State                                                          50                          63                    330
                                                               ----                      ------                 ------
                                                                100                         198                  2,267
                                                               ----                      ------                 ------
Deferred:
  Federal                                                                                   897                  1,296
  State                                                                                     105                    145
                                                               ----                      ------                 ------
                                                                  0                       1,002                  1,441
                                                               ----                      ------                 ------
Total provision for income taxes                               $100                      $1,200                 $3,708
                                                               ====                      ======                 ======

     The tax expense (benefit) differs from the amounts resulting from multiplying income before income taxes by the statutory federal income tax rate for the following reasons (amounts in 000's):

                                                     Year Ended December 30,         December 28,            January 3,
                                                               1995                      1996                   1998
                                                               ----                      ----                   ----
Federal income tax (benefit) at statutory rate                 $(483)                    $1,591                 $3,156
State income taxes, net of federal income
   tax benefit                                                    50                         69                    314
Foreign losses not deductible for U.S.
   federal tax purposes                                          686                         63                     65
Valuation allowance for U.S. state and
   federal taxes                                                (181)                      (556)
Other                                                             28                         33                    173
                                                                ----                     ------                 ------
                                                                $100                     $1,200                 $3,708
                                                                ====                     ======                 ======

     At January 3, 1998, the Company recorded a valuation allowance of $2.4 million due to the uncertainty regarding the realizability of its net operating loss carryforwards. A portion of the net operating loss carryforward deferred tax asset (approximately $3.2 million) relates to tax benefits (subject to the outcome of the audit discussed below) from the exercise of stock options granted by the former Chairman of the Company to two shareholders who own companies which recruited optometrists for the Company. (See Note 12.) This benefit will be recorded as an addition to paid-in-capital (and a reduction in the valuation allowance) when realized.

     At January 3, 1998, the Company had U.S. regular tax net operating loss carryforwards of $12 million (of which $8.3 million relates to the tax benefits from the exercise of stock options discussed above) which can reduce future federal income taxes. If not utilized, these carryforwards will expire beginning in 2007.

     As a result of an examination by the Internal Revenue Service ("IRS") of the Company's 1992 tax return, the Company received a deficiency notice in 1996 from the IRS, challenging the tax benefit relating to the exercise of stock options referred to above. The Company has filed a petition in the U.S. Tax Court, contesting the deficiency notice. The Company does not expect that the outcome of this proceeding will have a material adverse impact on the financial statements or conditions of the Company. Subject to the execution of definitive documents, an agreement to settle this matter was reached in February 1998. (See Note 15.)

     In Mexico, the location of the Company's major foreign operations, the Company pays the greater of its income tax or an asset tax. Because the Company has operating losses in Mexico, the Company pays no income tax, but it is subject to the asset tax. Therefore, no provision for income taxes has been made on the Company's books for its operations in Mexico.

10.  EARNINGS PER COMMON SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings per Share". Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share were computed as basic earnings per common share, adjusted for outstanding stock options that are dilutive. The computation for basic and diluted earnings per share may be summarized as follows (amounts in 000's except per share information):

                                           1995           1996           1997
                                           ----           ----           ----
Net Income (Loss)                          $(1,520)      $ 3,480       $ 5,573
                                           =======       =======       =======
Weighted Shares Outstanding                 20,538        20,618        20,676
  Basic Earnings (Loss) per Share           ($0.07)        $0.17         $0.27
                                           =======       =======       =======
Weighted Shares Outstanding                 20,538        20,618        20,676
Net Options Issued to Employees                               88           163
                                           -------       -------       -------
Aggregate Shares Outstanding                20,538        20,706        20,839
Diluted Earnings (Loss) per Share           ($0.07)        $0.17         $0.27
                                           =======       =======       =======

     Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of dilutive earnings per common share, using the treasury stock method, as of the date of the grant. Stock options have been excluded from the calculation of weighted average shares outstanding during 1995, as the effect would be antidilutive.

11.  SUPPLEMENTAL DISCLOSURE INFORMATION

     Supplemental disclosure information is as follows (amounts in 000's):

     (i) Supplemental Cash Flow Information

                                 1995                  1996              1997
                                 ----                  ----              ----
Cash paid for-
  Interest                      $2,750                $2,565            $1,582
  Income taxes                     244                   149             2,383

     (ii) Supplemental Noncash Investing and Financial Activities

     The acquisition information relates to the ELI and SPI transactions and the purchase of Midwest Vision, Inc. (see Notes 3 and 4).

                                                                 1997
                                                                 ----
     Business acquisitions, net of cash acquired
       Fair value of assets acquired                            $4,459
       Purchase price in excess of net assets acquired           6,671
       Liabilities assumed                                      (8,022)
       Stock issued                                               (836)
                                                                ------
     Net cash paid for acquisitions                             $2,272

     (iii) Supplemental Balance Sheet Information

     Significant components of accrued expenses and other current liabilities may be summarized as follows:

                                                       1996      1997
                                                       ----      ----
     Accrued employee compensation and benefits       $2,903    $5,425
     Accrued license fees                              1,851     2,349

     At January 3, 1998, accrued expenses and other current liabilities include an increase of $875,000 related to the Midwest Vision operation.

     (iv) Supplemental Income Statement Information

     The components of other expense, net, may be summarized as follows:

                                                            1995         1996         1997
                                                            ----         ----         ----
     Interest expense on debt and capital leases          $2,818       $2,338       $1,853
     Purchase discounts on invoice payments                 (230)        (430)        (483)
     Finance fees and amortization of
       hedge and swap agreements                             150          230          236
     Interest income                                         (99)         (66)         (38)
     Other                                                   (13)          12          (14)
                                                          ______       ______       ______
                                                          $2,626       $2,084       $1,554
                                                          ======       ======       ======

12.   EQUITY TRANSACTIONS

     Employee Stock Option and Incentive Award Plan

     In 1996, the Company adopted the Restated Stock Option and Incentive Award Plan (the "Plan") pursuant to which incentive stock options qualifying under Section 422A of the Internal Revenue Code and nonqualified stock options may be granted to key employees. The Plan also provides for the issuance of other equity awards, such as awards of restricted stock. The Plan replaced and restated all the Company's prior employee stock option plans. A total of up to 3,350,000 shares of common stock may be granted under the Plan (a total of up to 2,350,000 shares were available for grant under the prior plans). The Plan is administered by the Compensation Committee of the Company's Board of Directors. The

Compensation Committee has the authority to determine the persons receiving options, option prices, dates of grants, and vesting periods, although no option may have a term exceeding ten years. Options granted prior to 1996 have a term of five years.

     Directors' Stock Option Plan

     In April 1997, the Company adopted the Restated Non-Employee Director Stock Option Plan (the "Directors Plan"), pursuant to which stock options for up to 500,000 shares of Common Stock may be granted to nonemployee directors. The Directors Plan replaced and restated the Company's prior non-employee director stock option plan. The Directors Plan provides for automatic grants of options to purchase 7,500 shares of the Company's common stock to each nonemployee director serving on the date of each annual meeting of shareholders, beginning with the 1997 annual meeting. Of the options granted, 50% of the shares under each option are exercisable on the second anniversary of the grant date, 75% in three years, and 100% in four years. All option grants are at exercise prices no less than the market value of a share of Common Stock on the date of grant and are exercisable for a ten-year period. Options granted under the predecessor stock option plan are exercisable for a five-year period. Options covering 67,500 shares under the Directors Plan were exercisable at January 3, 1998.

     Restricted Stock Awards

     Restricted stock grants, with an outstanding balance of 54,000 shares at January 3, 1998, were awarded to certain officers and key employees which require five years of continuous employment from the date of grant before vesting and receiving the shares without restriction. The number of shares to be received without restriction is based on the Company's performance relative to a peer group of companies. Unamortized deferred compensation expense with respect to the restricted stock amounted to $225,000 at January 3, 1998 and is being amortized over the five-year vesting period. Deferred compensation expense aggregated $54,000 in 1997. A summary of restricted stock granted during 1997 is as follows:

                                                 1997
                                                 ----
          Shares granted                        60,000
          Shares forfeited                       6,000
          Weighted-average fair value of
            stock granted during year            $4.81

     All Stock Option Plans

     All exercise prices represent the estimated fair value of the Common Stock on the date of grant as determined by the Board of Directors. Of the options granted, 50% of the shares under each option are exercisable after two years from the grant date, 75% in three years, and 100% in four years.

     Stock option transactions during the three years ended January 3, 1998 were as follows:

                                                 1995              1996             1997
                                                 ----              ----             ----
Options outstanding beginning of year          1,736,150         1,813,195        1,950,166
Options granted                                  576,044           395,305          631,864
Options exercised                                (75,927)          (55,371)          (7,840)
Options cancelled                               (423,072)         (202,963)        (279,987)
                                               ---------         ---------        ---------
Options outstanding end of year                1,813,195         1,950,166        2,294,203
                                               =========         =========        =========
Options exercisable end of year                  386,644           734,109        1,020,674
                                               =========         =========        =========
Weighted average option
  prices per share:
  Granted                                        $4.638            $3.394           $4.878
  Exercised                                      $0.248            $0.278           $2.168
  Cancelled                                      $8.376            $7.816           $9.640
Outstanding at year end                          $7.569            $6.904           $6.028

Options exercisable end of year                 $11.376            $9.806           $7.891


     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company will continue to account for stock option awards in accordance with APB Opinion No. 25.  Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in 000's except per share information):
                                  1995         1996         1997
As Reported:                      ----         ----         ----

Net Earnings (Loss)             ($1,520)      $3,480       $5,573
                                =================================
Earnings per share               ($0.07)       $0.17        $0.27
                                =================================
Pro Forma:

Net Earnings (Loss)             ($1,769)      $3,163       $5,142
                                =================================
Earnings per share               ($0.09)       $0.15        $0.25
                                =================================

     Basic and diluted earnings per share are the same for each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

                                  1995         1996         1997
                                  ----         ----         ----

Dividend Yield                    0.00%        0.00%        0.00%

Expected Volatility                 86%          86%          74%

Risk Free Interest Rates          6.70%        5.90%        6.14%

Expected Lives (years)            4.34         4.34         4.51

The following table shows the options outstanding and the options exercisable with pertinent data related to each:

                            Options Outstanding                                 Options Exercisable
-----------------------------------------------------------------------------------------------------------
                                      Weighted
                                       Average            Weighted          Number          Weighted
                      Number          Remaining           Average         Exercisable       Average
Range of            Outstanding      Contractual          Exercise           As of          Exercise
Exercise Prices     As of 1/3/98         Life              Price            1/3/98           Price
------------------------------------------------------------------------------------------------------------
$3.12 - $4.81         890,877           7.48               $4.059            79,856          $3.863
$4.88 - $7.00       1,022,915           3.17               $5.417           562,157          $5.490
$7.25 - $21.38        380,411           0.90              $12.282           378,661         $12.306
                    ---------           ----              --------        ---------         --------
$3.12 - $21.38      2,294,203           4.47               $6.028         1,020,674          $7.891


     Principal Shareholder Transactions

     On November 13, 1990, in consideration of the services rendered by two principals in two companies recruiting optometrists for the Company (Note 3), the then Chairman and largest shareholder of the Company entered into option agreements which granted each of the two principals the option (the "Option") to acquire from the then Chairman 683,775 shares of Common Stock. The Options were exercised in 1992 and 1994.

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

     Shareholder Rights Plan

     In January of 1997, the Company's Board of Directors approved a Shareholders Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one Right for each outstanding share of the Company's Common Stock held of record as of the close of business on January 27, 1997 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $0.01 per share, at a price of $40.00 (the "Purchase Price"), subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group (an "Acquiring Person") buys or announces a tender offer for 15% or more of the Company's Common Stock, or if any person or group has acquired such an interest, the acquisition by that person or group of an additional 2% of the Company's Common Stock. In the event the Rights become exercisable, then each Right will entitle the holder to receive that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security or securities of the Company) having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The Rights will expire on January 26, 2007, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per Right. The Shareholder Rights Plan was amended in February 1998. (See Note 16.)

13.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     Selected quarterly data for the Company for the fiscal years ended December 28, 1996 and January 3, 1998 is as follows (amounts in 000's except per share information). The fourth quarter of fiscal 1997 consisted of 14 weeks; all other quarters consisted of 13 weeks.



YEAR ENDED DECEMBER 28, 1996:
                                                                                  Quarter Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                        March 30            June 29           September 28          December 28
                                                        --------            -------           ------------          -----------
Net Sales                                               $40,133             $40,525              $41,347              $38,371
Cost of Goods Sold                                       18,724              19,133               19,684               19,151
                                                        -------             -------              -------              -------
Gross Profit                                             21,409              21,392               21,663               19,220
Selling, General, and
 Administrative Expenses                                 19,386              19,202               19,679               18,653
                                                        -------             -------              -------              -------
Operating Income                                          2,023               2,190                1,984                  567
Other Expense, Net                                          659                 507                  453                  465
                                                        -------             -------              -------              -------
Income Before Income Taxes                                1,364               1,683                1,531                  102
Provision for Income Taxes                                  373                 431                  321                   75
                                                        -------             -------              -------              -------
Net Income                                              $   991             $ 1,252              $ 1,210              $    27
                                                        =======             =======              =======              =======

Basic Earnings per Common Share                         $   .05             $   .06              $   .06              $    --
                                                        =======             =======              =======              =======
Diluted Earnings per Common Share                       $   .05             $   .06              $   .06              $    --
                                                        =======             =======              =======              =======


YEAR ENDED JANUARY 3, 1998:
                                                                                  Quarter Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                        March 29            June 28           September 27          January 3
                                                        --------            -------           ------------          ---------
Net Sales                                               $44,362             $44,512              $45,862             $51,618
Cost of Goods Sold                                       20,143              20,654               20,926              24,640
                                                        -------             -------              -------             -------
Gross Profit                                             24,219              23,858               24,936              26,978
Selling, General, and
 Administrative Expenses                                 20,971              20,793               21,559              25,833
                                                        -------             -------              -------             -------
Operating Income                                          3,248               3,065                3,377               1,145
Other Expense, Net                                          488                 391                  314                 361
                                                        -------             -------              -------             -------
Income Before Income Taxes                                2,760               2,674                3,063                 784
Provision for Income Taxes                                1,107               1,054                1,204                 343
                                                        -------             -------              -------             -------
Net Income                                              $ 1,653             $ 1,620              $ 1,859             $   441
                                                        =======             =======              =======             =======

Basic Earnings per Common Share                         $   .08             $   .08              $   .09             $   .02
                                                        =======             =======              =======             =======
Diluted Earnings per Common Share                       $   .08             $   .08              $   .09             $   .02
                                                        =======             =======              =======             =======

14.  DISPOSITIONS

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

     Sale of Venture Operations

     The Venture operations were disposed of in the fourth quarter 1995 and the first quarter 1996. In anticipation of the disposition of the Venture operations, a provision of $1.4 million was recorded in 1995 to reduce the net assets of the Venture operations to management's estimate of net realizable value.

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

     Investment in Czech Republic and Slovakia

     In 1995, the Company decided that it would pursue the disposition of its interest in the joint venture which operated three vision centers in Eastern Europe. A provision has been recorded to reflect management's estimate of net realizable value of the Company's investment in such joint venture.

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

     The net assets of the Venture operations and the frame manufacturer were classified as assets held for sale in the current asset section of the Company's balance sheet at December 30, 1995. The dispositions were completed in 1996. For purposes of the accompanying statements of cash flows, the change in components comprising assets held for sale is reflected in the original balance sheet classification.

15.  REPORTABLE BUSINESS SEGMENTS

     The Company's operating business segments provide quality retail optical services and products that represent high value and satisfaction to the customer. Vision centers offer eyewear through each retail location, which includes eyeglasses, contact lenses, and sunglasses. Optometrists are available on-site to provide eye examinations. The separate businesses within the Company use the same production processes for eyeglass lens manufacturing, offer products and services to a broad range of customers and utilize the Company's central administrative offices to coordinate product purchases and distribution to retail locations. A field organization provides management support to individual store locations. The Mexico operation has a separate laboratory and distribution center in Mexico and buys a majority of its products from local vendors. However, market demands, customer requirements, laboratory manufacturing and distribution processes, as well as product offerings, are substantially the same for the domestic and Mexico business. Consequently, the Company considers its domestic and Mexico businesses as one reportable segment under the definitions required by SFAS 131 - Disclosures about Segments of an Enterprise and Related Information.

     Information relative to sales and identifiable assets for the United States and Mexico for the fiscal years ended December 30, 1995, December 28, 1996, and January 3, 1998 are summarized in the following tables (amounts in 000's). Identifiable assets include all assets associated with operations in the indicated reportable segment excluding intercompany receivables and investments.

    1997                                   United States         Mexico        Other        Consolidated
    ----                                   -------------         ------        -----        ------------
Sales                                       $182,333             $2,988       $1,033         $186,354
                                            ========             ======       ======         ========
Identifiable Assets                         $ 80,284             $2,279       $  687         $ 83,250
                                            ========             ======       ======         ========

    1996
    ----
Sales                                       $156,599             $2,068       $1,709         $160,376
                                            ========             ======       ======         ========
Identifiable Assets                         $ 72,209             $1,811       $  544         $ 74,564
                                            ========             ======       ======         ========

    1995
    ----
Sales                                       $136,633             $2,915       $6,025         $145,573
                                            ========             ======       ======         ========
Identifiable Assets                         $ 74,270             $2,611       $4,356         $ 81,237
                                            ========             ======       ======         ========

16.  SUBSEQUENT EVENTS

     In February 1998, the Company's Board of Directors amended the Company's Shareholder Rights Plan (See Note 12) effective March 1, 1998 to provide that Rights under such plan can be redeemed and certain amendments to such plan can be effected only with the approval of the Continuing Directors, which are defined in the Rights Plan as the current directors and any future directors that are approved or recommended by Continuing Directors.

     In February 1998, the Company and the Internal Revenue Service agreed, subject to execution of definitive settlement documents, to settle litigation in the U.S. Tax Court arising out of the grant and exercise of certain stock options. (See Notes 9 and 12.) The settlement provides that the Company will receive substantially all of the deduction it has claimed.

                                       SCHEDULE II


                    NATIONAL VISION ASSOCIATES, LTD. AND SUBSIDIARIES
                            VALUATION AND QUALIFYING ACCOUNTS
                December 30, 1995, December 28, 1996, and January 3, 1998
                                         (in 000's)


                                                              Additions
                                                    ------------------------------
                             Balance at             Charged to          Charged to                             Balance at
Description             Beginning of Period      Cash and Expense      Other Accounts       Deductions        End of Period
-----------             -------------------      ----------------      --------------       ----------        -------------

Year ended
December 30, 1995:
  Allowance for
  Uncollectible
  Accounts Receivable            $253                    $216                                   $130                $339

Year ended
December 28, 1996:
  Allowance for
  Uncollectible
  Accounts Receivable            $339                    $177                                   $163                $353

Year ended
January 3, 1998:
  Allowance for
  Uncollectible
  Accounts Receivable            $353                    $928                                   $519                $762

