Form 10-K/A
period 1998-01-03
NATIONAL VISION ASSOCIATES LTD
filed 1998-03-11
CIK 868263

                        SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.

                                    FORM 10-K/A

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
                        (Address of principal executive offices)

                                          30045
                                        (Zip Code)

         Registrant's telephone number, including area code:  (770) 822-3600

               Securities registered pursuant to Section 12(b) of the Act:

                                            None

ITEM  2.   PROPERTIES

     The Company's 414 domestic vision centers in operation as of January 3, 1998 are located in the following states:

Alabama                7              New Hampshire            4
Alaska                 5              New Jersey              12
Arizona               14              New Mexico              10
California            78              New York                26
Colorado               8              North Carolina          37
Connecticut            9              North Dakota            10
Florida                4              Oregon                   9
Georgia               36              Pennsylvania            18
Hawaii                 4              South Carolina          11
Iowa                   7              South Dakota             1
Kansas                10              Tennessee                1
Kentucky               1              Texas                    6
Louisiana              1              Virginia                20
Maryland               3              Washington               3
Massachusetts          4              West Virginia            7
Minnesota             34              Wisconsin                4
Montana                2              Wyoming                  1
Nevada                 7



     The Company's foreign vision centers in operation as of January 3, 1998 are located in the following countries:

                  Czech Republic and Slovakia         3
                  Mexico                             26

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

                                                   1993       1994 (1)         1995 (2)          1996 (2)       1997 (2)(6)
                                                   ----       --------         --------          ----           ----
                                                           (000's except per share information and statistical data)
STATEMENTS OF OPERATIONS DATA:
Net Sales                                         $88,340     $119,395         $145,573        $160,376        $186,354
Cost of Goods Sold                                 41,445       53,898           67,966          76,692          86,363
                                                  -------     --------         --------        --------        --------
Gross Profit                                       46,895       65,497           77,607          83,684          99,991
Gross Profit Percentage                               53%          55%              53%             52%             54%
Selling, General, and Administrative
  Expenses                                         48,602       63,911           74,390          76,920          89,156
Provision for Dispositions (3)                      7,727           --              958              --              --
Other Nonrecurring Charges (3)                      2,750           --            1,053              --              --
Stock Compensation Expense (3)                        834           --               --              --              --
                                                  -------     --------         --------        --------        --------
Operating Income (Loss)                           (13,018)       1,586            1,206           6,764          10,835
Other Income (Expense), Net                           154       (1,195)          (2,626)         (2,084)         (1,554)
                                                  -------     --------         --------        --------        --------
Income (Loss) Before Income Taxes                 (12,864)         391           (1,420)          4,680           9,281
Income Tax Benefit (Expense)                          900          (40)            (100)         (1,200)         (3,708)
                                                  -------     --------         --------        --------        --------
Net Income (Loss)                                $(11,964)    $    351         $ (1,520)       $  3,480        $  5,573
                                                 ========     ========         ========        ========        ========

Basic Earnings (Loss) Per Common Share (4)       $   (.59)    $    .02         $   (.07)       $    .17        $    .27
                                                 ========     ========         ========        ========        ========
Diluted Earnings (Loss) Per Common Share (4)     $   (.59)    $    .02         $   (.07)       $    .17        $    .27
                                                 ========     ========         ========        ========        ========

Earnings (Loss) before Interest, Taxes,          $ (7,506)    $  9,153         $ 11,584        $ 16,922        $ 21,870
  Depreciation and Amortization
As a Percentage of Sales                            (8.5%)        7.7%             8.0%           10.6%           11.7%

STATISTICAL DATA (UNAUDITED):
Domestic Vision Centers Open at
  End of Period                                       186          261              319             320             414
Mexico and Eastern Europe Vision
  Centers Open at End of Period                        19           30               26              21              29
Average Weekly Consolidated Sales
  Per Vision Center (5)                           $10,200      $ 9,500           $8,700          $9,300          $9,400
Average Weekly Sales Per Domestic
  Vision Center (5)                               $11,000      $10,100           $9,100          $9,600          $9,800
Average Weekly Sales Per Vision Center
  in Mexico (5)                                   $ 6,800      $ 4,100           $2,900          $2,700          $2,700

                                                1993        1994(1)         1995(2)        1996 (2)     1997 (2)(6)
                                                ----        -------         -------        ----         ----
BALANCE SHEET DATA:
Working Capital                                $ 6,954      $ 8,723        $14,556        $13,502       $12,171
Total Assets                                    66,172       77,612         81,237         74,564        83,250
Long-Term Debt and Capital Lease
   Obligations                                  15,135       30,479         38,000         26,500        23,725
Shareholders' Equity                            31,577       29,613         26,326         29,906        36,368
Long-Term Debt and Lease Obligations
   as a Percentage of Shareholders'
   Equity                                          48%         103%           144%            89%           65%



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

Date: March 11, 1998