Form 10-Q
period 1998-04-04
NATIONAL VISION ASSOCIATES LTD
filed 1998-04-22
CIK 868263

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                   Commission File
ended April 4, 1998                                        Number 0-20001

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

     The number of shares of Common Stock of the registrant outstanding as of April 17, 1998 was 20,896,813.

     The Exhibit Index is located at page 11.

                          NATIONAL VISION ASSOCIATES, LTD.

                                   FORM 10-Q INDEX

                                                                    Page of
                                                                    Form 10-Q
                                                                    ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           January 3, 1998 and April 4, 1998                            3

           Condensed Consolidated Statements of Operations -
           Three Months Ended March 29, 1997 and April 4, 1998          4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 29, 1997 and April 4, 1998          5

           Notes to Condensed Consolidated Financial Statements -       6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             11

                                          PART I
                                  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                           January 3, 1998 and April 4, 1998
                            (000's except share information)

                                                                                             January 3,           April 4,
                                                                                                1998                1998
                                                                                            ------------         ---------
                                                                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                    $ 2,559             $ 1,933
 Accounts receivable (net of allowance: 1997-$762; 1998-$826)                                   6,066               8,079
 Inventories                                                                                   23,271              23,629
 Other current assets                                                                             759                 986
                                                                                              -------             -------
     Total current assets                                                                      32,655              34,627
                                                                                              -------             -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                     44,070              45,399
 Furniture and fixtures                                                                        20,366              20,910
 Leasehold improvements                                                                        15,005              15,568
 Construction in progress                                                                         893               1,358
                                                                                              -------             -------
                                                                                               80,334              83,235
 Less accumulated depreciation                                                                (36,692)            (39,271)
                                                                                              -------             -------
 Net property and equipment                                                                    43,642              43,964
                                                                                              -------             -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
 1997-$846; 1998-$899)                                                                          1,015                 938

ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS (net of accumulated
 amortization: 1997-$733; 1998-$954)                                                            5,938               5,718
                                                                                              -------             -------
                                                                                              $83,250             $85,247
                                                                                              =======             =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                             $ 7,252             $10,265
 Accrued expenses and other current liabilities                                                12,754               9,780
 Current portion long-term debt                                                                   478                 480
                                                                                              -------             -------
     Total current liabilities                                                                 20,484              20,525
                                                                                              -------             -------
REVOLVING CREDIT FACILITY - LONG TERM                                                          19,500              17,500

LONG-TERM NOTES PAYABLE, LESS CURRENT PORTION                                                   4,225               4,011

DEFERRED INCOME TAX LIABILITIES                                                                 2,673                 891

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                          --                  --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  20,819,955 and 20,881,563 shares issued and outstanding as
  of January 3, 1998 and April 4, 1998, respectively                                              208                 210
 Additional paid-in capital                                                                    43,053              46,537
 Retained deficit                                                                              (2,820)               (354)
 Cumulative foreign currency exchange rate translation                                         (4,073)             (4,073)
                                                                                              -------             -------
      Total shareholders' equity                                                               36,368              42,320
                                                                                              -------             -------
                                                                                              $83,250             $85,247
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

                           NATIONAL VISION ASSOCIATES, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (000's except per share information)
                                      (Unaudited)



                                                                              Three Months Ended
                                                                           ------------------------
                                                                           March 29,       April 4,
                                                                             1997           1998
                                                                             ----           ----

NET SALES                                                                  $44,362         $54,408
COST OF GOODS SOLD                                                          20,143          24,465
                                                                           -------         -------
GROSS PROFIT                                                                24,219          29,943
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                                                   20,971          25,557
                                                                           -------         -------
OPERATING INCOME                                                             3,248           4,386
OTHER EXPENSE, NET                                                             488             277
                                                                           -------         -------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                               2,760           4,109
PROVISION FOR INCOME TAXES                                                   1,107           1,657
                                                                           -------         -------
NET INCOME                                                                 $ 1,653         $ 2,452
                                                                           =======         =======

BASIC EARNINGS PER COMMON SHARE                                            $   .08         $   .12
                                                                           =======         =======

DILUTED EARNINGS PER COMMON SHARE                                          $   .08         $   .12
                                                                           =======         =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NATIONAL VISION ASSOCIATES, LTD.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                         (000's)
                                                                              Three Months Ended
                                                                             -----------------------
                                                                             March 29,     April 4,
                                                                               1997          1998
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 1,653      $ 2,452
                                                                              -------      -------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                                 2,566        2,923
  Provision for deferred income tax expense                                       594        1,513
  Other                                                                           112           38
  Changes in operating assets and liabilities,
  net of effects of acquisitions:
    Receivables                                                                  (834)      (2,013)
    Inventories                                                                 1,413         (358)
    Other current assets                                                          (26)        (298)
    Accounts payable, accrued expenses and other current liabilities            2,554           40
                                                                              -------      -------
        Total adjustments                                                       6,379        1,845
                                                                              -------      -------
        Net cash provided by operating activities                               8,032        4,297
                                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (1,782)      (2,900)
  Payment for non-competition agreement                                          (484)
  Purchase of Assignment Agreement                                               (500)
                                                                              -------      -------
        Net cash used in investing activities                                  (2,766)      (2,900)
                                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on revolving credit facility                                      (3,500)      (2,000)
  Repayments on notes payable and capital leases                                              (214)
  Proceeds from issuance of common stock                                            2          191
                                                                              -------      -------
        Net cash used in financing activities                                  (3,498)      (2,023)
                                                                              -------      -------
NET INCREASE (DECREASE) IN CASH                                                 1,768         (626)
CASH, beginning of period                                                       1,110        2,559
                                                                              -------      -------
CASH, end of period                                                           $ 2,878      $ 1,933
                                                                              =======      =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NATIONAL VISION ASSOCIATES, LTD.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      APRIL 4, 1998
                                       (Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. Certain amounts in the March 29, 1997 condensed consolidated financial statements have been reclassified to conform to the April 4, 1998 presentation.

(2)  PRINCIPAL SHAREHOLDER TRANSACTIONS

     In the first quarter of 1998, the Company and the Internal Revenue Service executed a definitive settlement agreement to settle litigation in the U.S. Tax Court arising out of the grant and exercise of certain stock options and a tax deduction claimed by the Company in connection therewith. The settlement provides that the Company will receive substantially all of the deduction it has claimed. As a result of the settlement, the Company has reassessed the realizability of related net operating loss carryforwards and, accordingly, reduced the related valuation allowance in the first quarter. An after-tax benefit of $3.3 million has been recorded as a contribution to capital and will have no impact on earnings for financial reporting purposes.

(3)  PROVISION FOR INCOME TAXES

     The effective income tax rate on consolidated pre-tax income in the first quarter of 1998 is 40.5%, which represents a tax provision of 40% on domestic earnings. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 30% of consolidated pre-tax earnings.

(4)  EARNINGS PER COMMON SHARE

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

                                                      Three Months Ended
                                                  --------------------------
                                                  March 29,        April 4,
                                                    1997             1998
                                                    ----             ----

Net Income                                         $1,653           $2,452

Weighted Shares Outstanding                        20,648           20,771
  Basic Earnings per Share                         $ 0.08           $ 0.12

Weighted Shares Outstanding                        20,648           20,771
  Net Options Issued to Employees                     130              244

Aggregate Shares Outstanding                       20,778           21,015
  Diluted Earnings per Share                       $ 0.08           $ 0.12

     Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of diluted earnings per common share, using the treasury stock method, as of the date of the grant.

(5)  RESTRICTED STOCK AWARDS

     On February 17, 1998, the Compensation Committee of the Board of Directors approved the issuance of 60,000 restricted shares of the Company's common stock to selected employees, including the executive officers of the Company. The 60,000 restricted shares represent an increase in shareholders' equity and, as such, are reflected on the balance sheet at $600 in common stock ($.01 par value) and $318,000 in additional paid-in capital based on the $5.31 market value on the date of grant. Pursuant to the terms of the awards, each participant is entitled to the shares if such participant is employed with the Company at the conclusion of a 10-year vesting period. In addition, the vesting of shares will be accelerated to five years from the grant date depending on whether and to the extent that the Company meets certain return on equity improvement goals, as measured against results obtained by a peer group of companies.
As the awards are not vested, the full value of $318,600 represents deferred compensation and is reflected as a reduction to additional paid-in capital. This deferred compensation will be amortized to expense over the ten-year vesting period. If early vesting appears probable, the Company will accelerate the amortization period.

(6)  RELATED-PARTY TRANSACTIONS

     During the three months ended March 29, 1997 and April 4, 1998, the Company purchased its business and casualty insurance policies through an insurance agency in which a shareholder/director has a substantial ownership interest. Total premiums paid for policies acquired through the insurance company during the first quarter 1997 and 1998 were approximately $244,000 and $455,000, respectively.

     In 1996, Edward G. Weiner, the Company's then Vice Chairman, was employed at an annual salary of $165,000 pursuant to an employment agreement with the Company with a term ending March 1, 2000. In connection with Mr. Weiner's resignation from the Board of Directors in February 1997, the employment agreement was terminated, and the Company, in exchange for a non-competition agreement through March 2000, paid Mr. Weiner an amount equal to a discounted present value of the payments which would have been made under the employment agreement. The payment amount was capitalized as other deferred costs and will be amortized over the term of the non-compete agreement.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

     Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". The objective of SFAS 130 is to report a measure of all changes in "Shareholders' Equity" that result from transactions and other economic events other than transactions with owners. During 1997 and 1998, there were no transactions or other economic events involving the Company that would affect nonowner changes in equity.

(8)  SUPPLEMENTAL DISCLOSURE INFORMATION

     Inventory balances, by classification, may be summarized as follows:

                                     January 3,             April 4,
                                       1998                   1998
                                       ----                   ----
Raw Material                         $15,646                $15,434
Finished Goods                         7,003                  7,570
Supplies                                 622                    625
                                      ------                 ------
                                     $23,271                $23,629
                                      ======                 ======

The components of other expense, net, may be summarized as follows:

                                      March 29,             April 4,
                                        1997                  1998
                                        ----                  ----
Interest expense on debt
  and capital leases                   $ 542                  $ 410
Purchase discounts on invoice
  payments                              (100)                  (145)
Finance fees and amortization of
  hedge and swap agreements               57                     30
Interest income                           (7)                   (15)
Other                                     (4)                    (3)
                                       -----                  -----
                                       $ 488                  $ 277
                                       =====                  =====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At April 4, 1998, the Company operated 445 vision centers, versus 352 vision centers at March 29, 1997.

THREE MONTHS ENDED APRIL 4, 1998 (THE "CURRENT PERIOD") COMPARED TO THREE MONTHS ENDED MARCH 29, 1997 (THE "PRIOR PERIOD")

CONSOLIDATED RESULTS

     NET SALES. Net sales during the Current Period increased to $54.4 million from $44.4 million for the Prior Period due in part to the increase in the number of operating vision centers. Average weekly net sales per vision center decreased from $9,940 in the Prior Period to $9,380 in the Current Period. The decrease is due primarily to averaging the effect of Midwest Vision stores, which have a lower average weekly net sales per store. The average weekly net sales for the domestic host store business increased, as the result of a 5.5% increase in comparable store sales. Continued success of "life style" selling programs, improved merchandising and product presentation, as well as continued focus on customer service, contributed to the sales improvement. In addition, sales under managed care programs increased from the Prior Period. Net sales from international operations increased to $1.1 million in the three-month period ended February 28, 1998 from $935,000 in the comparable period a year ago. The increase is due primarily to the opening of new vision centers in the Mexican operation.

     GROSS PROFIT. In the Current Period, gross profit increased to $29.9 million from $24.2 million in the Prior Period. This increase was primarily due to the increased net sales described above. Gross profit as a percent of sales increased to 55.0% from 54.6% in the Prior Period. Such increase was due primarily to a favorable shift in sales mix toward higher margin items.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense").
SG&A expense (which includes both store operating expenses and home office overhead) increased to $25.6 million in the Current Period from $21.0 million for the Prior Period, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense was 47.0% in the Current Period, compared to 47.3% for the Prior Period. The percentage decrease was due primarily to improved efficiencies at store level.

     OPERATING INCOME. Operating income for the Current Period increased to $4.4 million from $3.2 million in the Prior Period. The Company's international operations (26 vision centers as of February 28, 1998) generated an operating loss of $17,000 in the three months ended
February 28, 1998, as opposed to an operating profit of $25,000 in the comparable period a year ago. The change in results was due primarily to the Czech operation, which was disposed of in February 1998, and to a reduction in profits from the Mexico operation. The international operating results do not include allocated corporate overhead, interest, and taxes.

     OTHER EXPENSE. The decrease in other expense to $277,000, compared to $488,000 in the Prior Period, is due to lower interest costs. The decrease in interest costs results from a decrease in average borrowings by the Company under its credit facility, offset in part by increased debt related to the Company's acquisition of Midwest Vision, Inc. in the fourth quarter 1997. The effective interest rate on the credit facility was flat versus the Prior Period.

     PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pre-tax income in the Current Period is 40.3%, which represents a tax provision of 40% on domestic earnings. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 30% of consolidated pre-tax earnings.

     NET INCOME. Net income was $2.5 million, or $0.12 per share, as compared to net income of $1.7 million, or $0.08 per share, in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 4, 1998, the Company plans to open (exclusive of any vision centers obtained through acquisitions) approximately 25 vision centers in the domestic host environment and approximately 3 Mexican vision centers during the last three quarters of 1998. Consistent with prior years, the actual number of openings is dependent on the construction schedules of the host store. Average costs for opening domestic vision centers have approximated $140,000 for fixed assets and $35,000 for inventory. Capital for leasehold improvements and other fixed assets in Mexican vision centers is expected to approximate $75,000 per vision center.

     At April 4, 1998, the Company had borrowed $17.5 million under its credit facility versus outstanding borrowings of $19.5 million as of January 3, 1998. The Company anticipates that internally generated funds, as well as funds available under the Company's revolving credit facility, will be sufficient to fund ongoing operating costs associated with its current vision centers, vision centers currently scheduled to be opened during 1998, and any vision centers which may be acquired by the Company during 1998. Depending, however, on the size, structure, and number of any acquisitions made by the Company, the amount and nature of the Company's long-term indebtedness may change significantly.

     The Company is continuing to evaluate acquisition opportunities in connection with its efforts to continue its expansion outside of its domestic host business. No assurances can be given as to whether or when the Company will consummate any transactions.

RISK FACTORS

     Any expectations, beliefs, and other non-historical statements contained in this 10-Q are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made in this Form 10-Q concern the following matters: planned opening of vision centers and funding of expansion through internal cash flow. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the factors listed in the Company's Report on Form 10-K for 1997 could materially affect the Company's actual results.

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

    (a)  Exhibits.

    The following exhibits are filed herewith or incorporated by reference:

                                                                                Exhibit
                                                                                Number
                                                                                -------

    Amended and Restated By-Laws of the Company                                   3.2*

    Form of Common Stock Certificate                                              4.1**

    Amended and Restated Articles of Incorporation of the Company                 4.2***

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

****Filed with this Form 10-Q.

    (b)  Reports on Form 8-K.

    No reports on Form 8-K have been filed during the three months ended
April 4, 1998.


                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL VISION ASSOCIATES, LTD.



                                          By: /s/ Angus C. Morrison
                                              Angus C. Morrison
                                              Senior Vice President
                                              Chief Financial Officer

                                              April 21, 1998