Form 10-Q
period 1998-07-04
NATIONAL VISION ASSOCIATES LTD
filed 1998-07-22
CIK 868263

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                   Commission File
ended July 4, 1998                                         Number 0-20001

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

     The number of shares of Common Stock of the registrant outstanding as of July 16, 1998 was 21,141,610.

     The Exhibit Index is located at page 14.

                          NATIONAL VISION ASSOCIATES, LTD.

                                   FORM 10-Q INDEX

                                                                    Page of
                                                                    Form 10-Q
                                                                    ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           January 3, 1998 and July 4, 1998                             3

           Condensed Consolidated Statements of Operations -
           Three Months Ended June 28, 1997 and July 4, 1998,
           and Six Months Ended June 28, 1997 and July 4, 1998          4

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 28, 1997 and July 4, 1998              5

           Notes to Condensed Consolidated Financial Statements -       6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

PART II - OTHER INFORMATION
---------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                             14

                                          PART I
                                  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                            January 3, 1998 and July 4, 1998
                            (000's except share information)

                                                                                             January 3,            July 4,
                                                                                                1998                1998
                                                                                            ------------         ---------
                                                                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                    $ 2,559             $ 2,364
 Accounts receivable (net of allowance: 1997-$762; 1998-$912)                                   6,066               8,028
 Inventories                                                                                   23,271              23,070
 Other current assets                                                                             759               1,250
                                                                                              -------             -------
     Total current assets                                                                      32,655              34,712
                                                                                              -------             -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                     44,070              46,879
 Furniture and fixtures                                                                        20,366              21,090
 Leasehold improvements                                                                        15,005              16,388
 Construction in progress                                                                         893               1,945
                                                                                              -------             -------
                                                                                               80,334              86,302
 Less accumulated depreciation                                                                (36,692)            (42,937)
                                                                                              -------             -------
 Net property and equipment                                                                    43,642              43,365
                                                                                              -------             -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
 1997-$846; 1998-$954)                                                                          1,015                 910

ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS (net of accumulated
 amortization: 1997-$733; 1998-$1,172)                                                          5,938               5,499
                                                                                              -------             -------
                                                                                              $83,250             $84,486
                                                                                              =======             =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                             $ 7,252             $ 7,371
 Accrued expenses and other current liabilities                                                12,754               9,637
 Current portion long-term debt                                                                   478                 483
                                                                                              -------             -------
     Total current liabilities                                                                 20,484              17,491
                                                                                              -------             -------
REVOLVING CREDIT FACILITY - LONG TERM                                                          19,500              16,500

LONG-TERM NOTES PAYABLE, LESS CURRENT PORTION                                                   4,225               3,889

DEFERRED INCOME TAX LIABILITIES                                                                 2,673               2,089

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                          --                  --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  20,819,955 and 21,141,610 shares issued and outstanding as
  of January 3, 1998 and July 4, 1998, respectively                                               208                 211
 Additional paid-in capital                                                                    43,053              46,591
 Retained Earnings (deficit)                                                                   (2,820)              1,788
 Cumulative foreign currency exchange rate translation                                         (4,073)             (4,073)
                                                                                              -------             -------
      Total shareholders' equity                                                               36,368              44,517
                                                                                              -------             -------
                                                                                              $83,250             $84,486
                                                                                              =======             =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NATIONAL VISION ASSOCIATES, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (000's except per share information)
                                      (Unaudited)



                                                     Three Months Ended                 Six Months Ended
                                                  ------------------------          -------------------------
                                                  June 28,         July 4,          June 28,          July 4,
                                                    1997            1998              1997             1998
                                                    ----            ----              ----             ----

NET SALES                                         $44,512         $51,037           $88,874           $105,445
COST OF GOODS SOLD                                 20,654          23,890            40,797             48,355
                                                  -------         -------           -------           --------
GROSS PROFIT                                       23,858          27,147            48,077             57,090
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                          20,793          23,286            41,764             48,843
                                                  -------         -------           -------           --------
OPERATING INCOME                                    3,065           3,861             6,313              8,247
OTHER EXPENSE, NET                                    391             235               879                512
                                                  -------         -------           -------           --------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                      2,674           3,626             5,434              7,735
PROVISION FOR INCOME TAXES                          1,054           1,483             2,161              3,140
                                                  -------         -------           -------           --------
NET INCOME                                        $ 1,620         $ 2,143           $ 3,273           $  4,595
                                                  =======         =======           =======           ========

BASIC EARNINGS PER COMMON SHARE                   $   .08         $   .10           $   .16           $    .22
                                                  =======         =======           =======           ========

DILUTED EARNINGS PER COMMON SHARE                 $   .08         $   .10           $   .16           $    .22
                                                  =======         =======           =======           ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NATIONAL VISION ASSOCIATES, LTD.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                         (000's)
                                                                                Six Months Ended
                                                                             -----------------------
                                                                             June 28,       July 4,
                                                                               1997          1998
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 3,273      $ 4,595
                                                                              -------      -------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                                 5,197        6,934
  Provision for deferred income tax expense                                       639        2,711
  Other                                                                          (364)          29
  Changes in operating assets and liabilities,
  net of effects of acquisitions:
    Receivables                                                                (1,261)      (1,962)
    Inventories                                                                   924          201
    Other current assets                                                          253         (651)
    Accounts payable, accrued expenses and other current liabilities            2,348       (2,999)
                                                                              -------      -------
        Total adjustments                                                       7,736        4,263
                                                                              -------      -------
        Net cash provided by operating activities                              11,009        8,858
                                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (2,985)      (5,968)
  Payment for non-competition agreement                                          (484)
  Purchase of Assignment Agreement                                               (500)
                                                                              -------      -------
        Net cash used in investing activities                                  (3,969)      (5,968)
                                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on revolving credit facility                                           500        1,000
  Repayments on revolving credit facility                                      (7,000)      (4,000)
  Repayments on notes payable                                                                 (331)
  Proceeds from issuance of common stock                                           19          246
                                                                              -------      -------
        Net cash used in financing activities                                  (6,481)      (3,085)
                                                                              -------      -------
NET INCREASE (DECREASE) IN CASH                                                   559         (195)
CASH, beginning of period                                                       1,110        2,559
                                                                              -------      -------
CASH, end of period                                                           $ 1,669      $ 2,364
                                                                              =======      =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NATIONAL VISION ASSOCIATES, LTD.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       JULY 4, 1998
                                        (Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. Certain amounts in the June 28, 1997 condensed consolidated financial statements have been reclassified to conform to the July 4, 1998 presentation.

(2)  TAX SETTLEMENT

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

(3)  PROVISION FOR INCOME TAXES

     The effective income tax rate on consolidated pre-tax income in the second quarter of 1998 is 40.9%, which represents a tax provision of 40% on domestic earnings. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 30% of consolidated pre-tax earnings.

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

                                         Three Months Ended             Six Months Ended
                                      ------------------------       ----------------------
                                      June 28,        July 4,        June 28,       July 4,
                                        1997           1998            1997          1998
                                        ----           ----            ----          ----
Net Income                            $ 1,620         $ 2,143        $ 3,273        $ 4,595

Weighted Shares Outstanding            20,649          20,921         20,649         20,846
  Basic Earnings per Share            $  0.08         $  0.10        $  0.16        $  0.22

Weighted Shares Outstanding            20,649          20,921         20,649         20,846
  Net Options Issued to Employees         124             547            127            396

Aggregate Shares Outstanding           20,773          21,468         20,776         21,242
  Diluted Earnings per Share           $ 0.08          $ 0.10        $  0.16        $  0.22


     Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of diluted earnings per common share, using the treasury stock method.

(5)  RELATED-PARTY TRANSACTIONS

     During the three months ended June 28, 1997 and July 4, 1998, the Company purchased its business and casualty insurance policies through an insurance agency in which a shareholder/director has a substantial ownership interest. Total premiums paid for policies acquired through the insurance company during the second quarter 1997 and 1998 were approximately $0 and $8,000, respectively.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

     The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of its adoption of Statement 133. Management does not anticipate a material impact on earnings once the statement is adopted.

(7)  SUPPLEMENTAL DISCLOSURE INFORMATION

     Inventory balances, by classification, may be summarized as follows:

                                     January 3,              July 4,
                                       1998                   1998
                                       ----                   ----
Raw Material                         $15,646                $16,185
Finished Goods                         7,003                  6,234
Supplies                                 622                    651
                                      ------                 ------
                                     $23,271                $23,070
                                      ======                 ======


The components of other expense, net, may be summarized as follows:

                                       Three Months Ended              Six Months Ended
                                      ----------------------         ----------------------
                                      June 28,       July 4,         June 28,       July 4,
                                        1997          1998             1997          1998
                                        ----          ----             ----          ----
Interest expense on debt
  and capital leases                   $ 462          $ 357          $1,005         $ 767
Purchase discounts on invoice
  payments                              (120)          (153)           (220)         (298)
Fees, amortization of hedge and
  swap agreements, and other              49             31              94            43
                                       -----          -----           -----         -----
                                       $ 391          $ 235           $ 879         $ 512
                                       =====          =====           =====         =====

(8)  SUBSEQUENT EVENTS

     On June 10, 1998, the Company signed a definitive agreement to acquire all of the issued and outstanding capital stock of Frame-n-Lens Optical, Inc. (Frame-n-Lens), which operates approximately 160 freestanding retail vision centers as well as approximately 130 retail vision centers located primarily in Sam's Clubs. Frame-n-Lens also operates an optical laboratory and has its administrative offices in Fullerton, California. The purchase price is approximately $37 million consisting of cash and the assumption of debt. The transaction will be financed through the Company's revolving credit facility. Unaudited annual sales for Frame-n-Lens for 1997 were $78.4 million. The transaction is expected to close in July 1998.

     On July 14, 1998, the Company announced the signing of a definitive agreement to acquire all of the outstanding stock of New West Eyeworks, Inc. (NASDAQ: NEWI) for $13.00 per share of common stock or approximately
$77 million in the aggregate (including approximately $2 million of indebtedness).

     New West Eyeworks, Inc., headquartered in Tempe, Arizona, operates 176 retail optical locations throughout 13 states, including 52 vision centers located in Fred Meyer stores. In 1997, NEWI reported net sales of $49.2 million.

     To effect the transaction, the Company agreed to make a tender offer for all shares of NEWI. As part of the definitive agreement, certain insiders (representing 40.3% of the common stock of NEWI on a fully diluted basis exclusive of outstanding stock options) agreed to tender their shares into the offer. The closing of the tender offer is subject to customary conditions, including regulatory filings, as well as completion by the Company of a high-yield debt offering to finance the acquisition.
The agreement also provides for certain break-up fees in certain circumstances if the transaction is not consummated. The Company expects that the tender offer will be completed in September 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. As a result of two recently announced acquisitions (see Note 8 to condensed consolidated financial statements), the number of the Company's vision centers is expected to increase by approximately 466 units in the third quarter of 1998. Financial results for the first half of 1998 may therefore be dramatically different from the results achieved by the Company after the acquisitions are consummated. In this regard, the Company expects that, in the remainder of 1998, these acquisitions will jointly dilute earnings by approximately $0.12 to $0.16 per share. At July 4, 1998, the Company operated 453 vision centers, versus 357 vision centers at June 28, 1997.

THREE MONTHS ENDED JULY 4, 1998 (THE "CURRENT PERIOD") COMPARED TO THREE MONTHS ENDED JUNE 28, 1997 (THE "PRIOR PERIOD")

CONSOLIDATED RESULTS

     NET SALES. Net sales during the Current Period increased to $51.0 million from $44.5 million for the Prior Period due in part to the increase in the number of operating vision centers. Average weekly net sales per vision center decreased from $9,720 in the Prior Period to $8,780 in the Current Period. The decrease is due primarily to averaging the effect of Midwest Vision stores, which have a lower average weekly net sales per store and the impact of new store openings. The domestic host store business achieved a comparable store sales increase of 1.5% in the second quarter, which is down slightly from the Company's historical trend. This decline can be traced to two factors. First, severe price competition in the disposable contact lens market has negatively affected comparable store sales growth; management expects this trend to continue through the remainder of 1998. The Company continues to reposition its contact lens offering competitive with the market. Second, the Company experienced a downward trend in spectacle comparable store sales from January through April; a refocus on spectacle sales units coupled with improved merchandising support toward spectacle unit sales reversed this trend in May and June. The Company anticipates continued success with this program, which should favorably impact comparable store sales the remainder of the year. In addition, sales under managed care programs increased from the Prior Period. Net sales from international operations decreased to $859,000 in the three-month period ended May 31, 1998 from $1 million in the comparable period a year ago. The decrease is due primarily to the disposition of the Czech vision centers at the end of the first quarter 1998.

     GROSS PROFIT. In the Current Period, gross profit increased to $27.1 million from $23.9 million in the Prior Period. This increase was primarily due to the increased net sales described above. Gross profit as a percent of sales decreased to 53.2% from 53.6% in the Prior Period largely as a result of lower margins generated by the Company's vision centers, coupled with a reduction in fees realized by independent optometrists operating in the vision centers. The Company has achieved cost reductions for its contact lens disposable products; consequently, the price repositioning on the contact lens disposable business has not had a significant impact on gross profit margins.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense").
SG&A expense (which includes both store operating expenses and home office overhead) increased to $23.3 million in the Current Period from $20.8 million for the Prior Period, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense was 45.6% in the Current Period, compared to 46.7% for the Prior Period. The percentage decrease was due primarily to improved efficiencies at store level.

     OPERATING INCOME. Operating income for the Current Period increased to $3.9 million from $3.1 million in the Prior Period. The Company's international operations (26 vision centers as of May 31, 1998) generated an operating loss of $63,000 in the three months ended May 31, 1998, as opposed to an operating profit of $7,000 in the comparable period a year ago. The change in results was due to operating losses from the Mexico operation. The international operating results do not include allocated corporate overhead, interest, and taxes.

     OTHER EXPENSE. The decrease in other expense to $235,000, compared to $391,000 in the Prior Period, is due to lower interest costs. The decrease in interest costs results from a decrease in average borrowings by the Company under its credit facility, offset in part by increased debt related to the Company's acquisition of Midwest Vision, Inc. in the fourth quarter 1997.

     PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pre-tax income in the Current Period is 40.9%, which represents a tax provision of 40% on domestic earnings. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 30% of consolidated pre-tax earnings.

     NET INCOME. Net income was $2.1 million, or $0.10 per share, as compared to net income of $1.6 million, or $0.08 per share, in the Prior Period.

Six Months Ended July 4, 1998 (the "Current Period") Compared to
Six Months Ended June 28, 1997 (the "Prior Period")

CONSOLIDATED RESULTS

  NET SALES. Net sales during the Current Period increased to $105.4 million from $88.9 million for the Prior Period. Average weekly net sales per vision center decreased from $9,800 during the Prior Period to $9,080 during the Current Period. The decrease is due primarily to averaging the effect of Midwest Vision stores, which have a lower average weekly net sales per store. The average weekly net sales for the domestic host store business decreased due to lower than expected comparable store sales of 3.5% coupled with a reduction in unit weekly sales for stores open less than a year. The decline can be traced to two factors. First, severe price competition in the market on disposable contact lens sales has negatively affected comparable store sales growth; management expects this trend to continue through the remainder of 1998. Second, the Company experienced a downward trend in spectacle comparable store sales from January through April; a refocus on spectacle unit sales reversed this trend in May and June. The Company anticipates continued success with this program, which should favorably impact comparable store sales the remainder of the year. In addition, sales under managed care programs increased from the Prior Period.

  Net sales from international operations remained constant in the six-month period ended May 31, 1998 at $2 million, the same as the comparable period ended May 31, 1997, despite the disposition of the Czech operations at the end of the first quarter 1998.

  GROSS PROFIT. For the Current Period, gross profit increased to $57.1 million from $48.1 million in the Prior Period. This increase was primarily due to the increased net sales described above. Gross profit as a percentage of sales was 54.1% in the Prior Period and remained at 54.1% in the Current Period. The Company has achieved cost reductions for its contact lens disposable products; consequently, the price repositioning on the contact lens disposable business has not had a significant impact on gross profit margins.

  SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $48.8 million in the Current Period from $41.8 million for the Prior Period, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense was 46.3% in the Current Period, compared to 47.0% for the Prior Period. The percentage decrease was due primarily to improved efficiencies at store level.

  OPERATING INCOME. Operating income for the Current Period increased to $8.2 million, a 30.6% increase over $6.3 million in the Prior Period. International operations generated an operating loss (which excludes allocated corporate overhead, interest, and taxes) of $80,000 for the six months ended May 31, 1998 as opposed to an operating profit of $32,000 in the comparable period a year ago.

  OTHER EXPENSE. The decrease in other expense to $512,000, compared to $879,000 in the Prior Period, is due to lower interest expense. The decrease in interest expense results primarily from reduced borrowings under the Company's credit facility.

  PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pre-tax income in the Current Period is 40.6%, which represents a tax provision of 40% on domestic earnings. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 30% of consolidated pre-tax earnings.

  NET INCOME. Net income was $4.6 million, or $0.22 per share, as compared to net income of $3.3 million, or $0.16 per share, in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 4, 1998, the Company plans to open (exclusive of any vision centers purchased through acquisitions) approximately eight vision centers in the domestic host environment and approximately two Mexican vision centers during the last two quarters of 1998. Consistent with prior years, the actual number of openings is dependent on the construction schedules of the host store. Average costs for opening domestic vision centers have approximated $140,000 for fixed assets and $35,000 for inventory. Capital for leasehold improvements and other fixed assets in Mexican vision centers is expected to approximate $75,000 per vision center.

     At July 4, 1998, the Company had borrowed $16.5 million under its credit facility versus outstanding borrowings of $19.5 million as of January 3, 1998. The Company anticipates that internally generated funds, as well as funds available under the Company's revolving credit facility, will be sufficient to fund ongoing operating costs associated with its current vision centers and vision centers currently scheduled to be opened during 1998.

     In June, the Company announced its intent to acquire Frame-n-Lens Optical, Inc. for approximately $37 million. (See Note 8 to condensed consolidated financial statements.) On July 14, 1998, the Company announced that it had agreed to acquire New West Eyeworks, Inc. for approximately $77 million. The closing of the New West transaction is conditional upon the Company's obtaining financing through the issuance of high-yield debt ranging from $110 to $120 million. In connection with this financing, the Company will enter into a new revolving debt facility for an additional amount ranging from $30 to $40 million. The Company intends to utilize funds from the offering and under the new credit facility to pay off the balance outstanding on the existing credit facility, close on the

New West acquisition and fund capital requirements for the combined companies through the remainder of 1998. Although the Company believes that each of these transactions will close in the third quarter of 1998, no assurances can be given as to whether or when the transactions will be consummated.
In this regard, the definitive agreement for New West provides for breakup fees to be paid by the Company if the transaction does not timely close as a result of the Company's inability to obtain financing.

     In general, the Company will slow down its efforts to complete acquisitions going forward and focus the Company's efforts on the integration of the Frame-n-Lens and New West acquisitions. Consequently, a majority of the cash expenditures during 1998 will relate to new store openings and capital improvements related to the Company's existing businesses and the Frame-n-Lens and New West acquisitions. No assurances can be given as to whether or when the Company will consummate any additional acquisition transactions.

RISK FACTORS

     Any expectations, beliefs, and other non-historical statements contained in this 10-Q are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made in this Form 10-Q concern the following matters: planned opening of vision centers, the funding of expansion through internal cash flow, and the issuance of high-yield debt. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the inability of the Company to obtain the financing for the New West acquisition, or otherwise to consummate the planned transactions discussed in this Form 10-Q, along with factors listed in the Company's Reports on Form 10-K for 1997 and Form 10-Q for the first quarter of 1998, could materially affect the Company's actual results.


                             PART II
                        OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     At the 1998 Annual Meeting of Shareholders (held on April 21,
1998), the shareholders voted upon and approved management's nominees for directors. The voting was as follows:


         DIRECTORS            VOTES FOR        VOTES        VOTES WITHHELD       ABSTENTIONS        BROKER
                                              AGAINST                                              NON-VOTES
  David I. Fuente            15,649,561                         34,765

  Ronald J. Green            15,619,561                         34,765

  Campbell B. Lanier, III    15,645,661                         38,665

  J. Smith Lanier, II        15,646,541                         37,785

  James W. Krause            15,649,786                         34,540



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

                                                                                Exhibit
                                                                                Number
                                                                                -------

    Amended and Restated By-Laws of the Company                                   3.2*

    Form of Common Stock Certificate                                              4.1**

    Amended and Restated Articles of Incorporation of the Company                 4.2***

    Stock Purchase Agreement dated as of June 9, 1998 by and among
    Frame-n-Lens Optical, Inc., the Company, and the sellers named therein       10.56****

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

****Filed with this Form 10-Q.

    (b)  Reports on Form 8-K.

    No reports on Form 8-K have been filed during the three months ended
July 4, 1998.


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

                                              July 22, 1998