Form 10-Q
period 1998-10-03
NATIONAL VISION ASSOCIATES LTD
filed 1998-10-23
CIK 868263

                      SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period                                   Commission File
ended October 3, 1998                                       Number 0-20001


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


     The number of shares of Common Stock of the registrant outstanding as of October 19, 1998 was 21,157,612.

     The Exhibit Index is located at page 23

                           NATIONAL VISION ASSOCIATES, LTD.



                                   FORM 10-Q INDEX



                                                                     Page of
                                                                    Form 10-Q
                                                                    ---------



PART I - FINANCIAL INFORMATION

------------------------------


ITEM 1.    FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets -
January 3, 1998 and October 3, 1998                                           3


Condensed Consolidated Statements of Operations -
Three Months Ended September 27, 1997 and October 3, 1998,
and Nine Months Ended September 27, 1997 and October 3, 1998                  5


Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 27, 1997 and October 3, 1998                      6


Notes to Condensed Consolidated Financial Statements -                        7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                 14


PART II - OTHER INFORMATION
---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      23

                                          PART I

                                  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                            January 3, 1998 and October 3, 1998
                            (000's except share information)


                                                                          January 3,     October 3,
                                                                           1998           1998
                                                                         ----------    -----------
                                                                                       (unaudited)

                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                 $  2,559       $  2,408
 Accounts receivable (net of allowance: 1997-$762; 1998-$1,139)               6,066          8,583
 Inventories                                                                 23,271         28,248
 Other current assets                                                           759          2,347
                                                                           --------       --------
     Total current assets                                                    32,655         41,586
                                                                           --------       --------

PROPERTY AND EQUIPMENT:

 Equipment                                                                   44,070         52,291
 Furniture and fixtures                                                      20,366         23,168
 Leasehold improvements                                                      15,005         16,500
 Construction in progress                                                       893          2,032
                                                                           --------       --------
                                                                             80,334         93,991
 Less accumulated depreciation                                              (36,692)       (45,800)
                                                                           --------       --------
 Net property and equipment                                                  43,642         48,191
                                                                           --------       --------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
 1997-$846; 1998-$1,008)                                                      1,015          6,032

ASSIGNMENT AGREEMENT AND INTANGIBLE ASSETS (net of accumulated
 amortization: 1997-$733; 1998-$1,665)                                        5,938         41,756
                                                                           --------       --------
                                                                           $ 83,250       $137,565
                                                                           ========       ========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                          $  7,252       $ 11,624
 Accrued expenses and other current liabilities                              12,754         17,354
 Current portion long-term debt                                                 478            892
                                                                           --------        -------
     Total current liabilities                                               20,484         29,870
                                                                           --------        -------

REVOLVING CREDIT FACILITY - LONG TERM                                        19,500         52,000

LONG-TERM NOTES PAYABLE, LESS CURRENT PORTION                                 4,225          6,687

DEFERRED INCOME TAX LIABILITIES                                               2,673          2,595

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized,
    none issued                                                                  --            --
 Common stock, $.01 par value; 100,000,000 shares authorized,
    20,819,955 and 21,157,612 shares issued and outstanding as
    of January 3, 1998 and October 3, 1998, respectively                        208            212
 Additional paid-in capital                                                  43,053         46,634
 Retained Earnings (deficit)                                                 (2,820)         3,640
 Cumulative foreign currency exchange rate translation                       (4,073)        (4,073)
                                                                           --------        -------
      Total shareholders' equityM                                            36,368         46,413
                                                                           --------        -------
                                                                           $83,250        $137,565
                                                                           ========       ========


    The accompanying notes are an integral part of these condensed consolidated financial statements.


                           NATIONAL VISION ASSOCIATES, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (000's except per share information)
                                      (Unaudited)


                                             Three Months Ended           Nine Months Ended
                                            ------------------------     ------------------

                                           September 27,   October 3,   September 27,   October 3,
                                             1997            1998            1997         1998
                                             ----            ----            ----         ----
NET SALES                                    $45,862       $67,654       $134,736       $173,099
COST OF GOODS SOLD                            20,926        30,757         61,723         79,112
                                              ------       -------       --------        -------

GROSS PROFIT                                  24,936        36,897         73,013         93,987
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES                     21,559        32,995         63,323         81,838
                                              ------       -------       --------        -------

OPERATING INCOME                               3,377         3,902          9,690         12,149
OTHER EXPENSE, NET                               314           736          1,193          1,248
                                              ------       -------       --------        -------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                             3,063         3,166          8,497         10,901
INCOME TAXES                                   1,204         1,314          3,365          4,454
                                              ------       -------       --------        -------

NET INCOME                                   $ 1,859       $ 1,852       $  5,132       $  6,447
                                              ======        ======        =======         ======

BASIC EARNINGS PER
  COMMON SHARE                               $  0.09       $  0.09       $  0.25        $   0.31
                                              ======        ======        =======         ======

DILUTED EARNINGS PER
  COMMON SHARE                               $  0.09       $  0.09       $  0.25        $   0.30
                                              ======        ======        =======         ======


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NATIONAL VISION ASSOCIATES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (000's)
                                                                           Nine Months Ended
                                                                 September 27              October 3,
                                                                     1997                     1998
                                                                    -----                     -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  5,132                 $  6,447
                                                                   --------                 --------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                       7,876                    9,227
  Provision for deferred income tax expense                           1,218                    3,710
Other                                                                  (610)                    (400)
Changes in assets and liabilities,
 Net of effects of acquisitions:
 Receivables                                                         (2,056)                  (2,142)
 Inventories                                                          1,063                      836
Other current assets                                                    285                   (1,267)
 Accounts payable, accrued expenses and other
   current liabilities                                                3,675                   (6,002)
                                                                   --------                  --------

Total adjustments                                                    11,451                    3,962

        Net cash provided by operating activities                    16,583                   10,409

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                  (6,029)                  (7,198)
 Payment for non-competition agreement                                 (484)                     -
 Purchase of Assignment Agreement                                      (500)                     -
 Purchase of Frame-n-Lens; net of cash acquired                                              (30,429)
                                                                   ---------                ---------

        Net cash provided by (used in) investing activities          (7,013)                 (37,627)
                                                                   ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances on revolving credit facility                                1,500                   38,500
 Repayments on revolving credit facility                            (10,000)                  (6,000)
 Proceeds from issuance of common stock                                  38                      290
 Debt Issue Costs                                                                             (4,861)
 Repayment on long-term debt and
   capital expenses                                                                             (862)
                                                                   --------                  --------
        Net cash provided by (used in) financing activities          (8,462)                  27,067

Effect of foreign currency exchange rate changes
                                                                      -                         -

NET INCREASE (DECREASE) IN CASH                                       1,108                     (151)
CASH AND CASH EQUIVALENTS, beginning period                           1,110                    2,559
                                                                   ---------                ---------
CASH AND CASH EQUIVALENTS, end of period                           $  2,218                 $  2,408
                                                                    ========                 ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NATIONAL VISION ASSOCIATES, LTD.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  October 3, 1998
            (Unaudited; Dollars in Thousands Unless Otherwise Indicated)



(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows have been made for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. Certain amounts in the September 27, 1997 condensed consolidated financial statements have been reclassified to conform to the October 3, 1998 presentation.


(2) RECENT ACQUISITION OF FRAME-N-LENS

In July 1998, the Company acquired all of the outstanding capital stock of Frame-n-Lens Optical, Inc. ("Frame-n-Lens") for an aggregate consideration of approximately $32.3 million (including the assumption of certain indebtedness). At the time of the acquisition, Frame-n-Lens operated 286 vision centers, a majority of which are in the western United States, including 156 free-standing vision centers primarily in California, 123 host vision centers in Sam's Club stores, and seven host vision centers in Wal-Mart stores. Frame-n-Lens, which is based in Fullerton, California, had sales for the year ended December 28, 1997 of $78.4 million.

    The acquisition of Frame-n-Lens is being accounted for as a purchase, with the excess of the purchase price over the fair value of the net assets acquired to be allocated to goodwill. Goodwill approximates $27.1 million and will be amortized over 30 years. A summary of the purchase price and the related purchase allocation follows:

                           AGGREGATE PURCHASE PRICE

    Cash paid at closing                                           $22,505
    Deferred amounts                                                 3,420
    Cash paid to existing creditors                                  6,376
           Aggregate consideration                                 $32,301
    Financial, accounting, legal and other
           direct acquisition costs                                  2,317
                                                                   -------
    Aggregate Purchase Price                                       $34,618
                                                                   =======

Of the deferred purchase amounts, $2,920 represents a deferred purchase price obligation that is payable to the extent that the Company does not identify any unrecorded liabilities or contingency losses. If no amounts are identified, $3,664 will be payable to the existing shareholders in equal quarterly installments over six years. The discount of $744 is being amortized to interest expense over six years using the effective interest method.

                      PRELIMINARY ALLOCATION OF PURCHASE PRICE

Aggregate purchase price:                                            $34,618
      Less net book value of assets acquired                          (6,625)
                                                                    --------
Excess of cost over the net book value of assets acquired            $27,993
Adjustments to record assets and liabilities at fair market value:
      Accounts receivable, inventory and other assets                    455
      Fixed assets                                                     1,178
      Other                                                              325
      Accrued expenses and other accrued liabilities                  (2,894)
                                                                     -------
             Total adjustments                                          (936)
                                                                     -------
Goodwill                                                             $27,057
                                                                     =======

The adjustments to record assets and liabilities at fair market value are subject to change. The Company is continuing its review of assets and liabilities to finalize the appropriate fair market values. Any changes in valuation will be reflected as a purchase price adjustment in future periods.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired Frame-n-Lens business as if the acquisition had occurred the beginning of each respective period.

                                                Year Ended       Nine Months Ended
                                              January 3, 1998      October 3, 1998
                                              ---------------    -----------------
    Net Sales                                    $264,725            $218,333
    Net Income                                      2,796               3,372
    Basic Earnings per Common Share                  0.14                0.16
    Diluted Earnings per Common Share                0.13                0.16

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense, as a result of goodwill and other intangible assets and increased interest expense on acquisition debt. The above pro forma results do not include any cost savings resulting from the combination of the two companies. Additionally, the above pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect at the beginning of the respective periods, or of future results of operations of the consolidated entities.

(3)  PROVISION FOR INCOME TAXES

     The effective income tax rate on consolidated pre-tax income in the third quarter of 1998 is 41.5%. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 30% of consolidated pre-tax earnings.

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


                                            Three Months Ended                        Nine Months Ended
                                            -------------------                       -----------------
                                         September 27,     October 3,            September 27,    October 3,
                                            1997              1998                   1997            1998
                                            ----              ----                   ----            ----
Net Income                                $1,859            $ 1,852                $ 5,132        $  6,447

Weighted Shares Outstanding               20,649             21,034                 20,649          20,909
  Basic Earnings per Share                $ 0.09            $  0.09                $  0.25        $   0.31

Net Options issued to
   Employees                                .101                172                    118             321
                                         -------            -------                -------        --------
Aggregate Shares Outstanding              20,750             21,206                 20,767          21,230
  Diluted Earnings per Share             $  0.09               0.09                $  0.25            0.30

     Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of diluted earnings per common share, using the treasury stock method.


(5)  RELATED-PARTY TRANSACTIONS

     During the three months ended September 27, 1997 and October 3, 1998, the Company purchased its business and casualty insurance policies through an insurance agency in which a shareholder/director has a substantial ownership interest. Total premiums paid for policies acquired through the insurance company during the third quarter 1997 and 1998 were approximately $31,000 and $6,000, respectively.


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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 is effective for fiscal years beginning after June 15, 1999.
A company may also implement the SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

     The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133. Management does not anticipate a material impact on earnings once the statement is adopted.


(7)  SUPPLEMENTAL DISCLOSURE INFORMATION

     For each quarter in fiscal 1997 and fiscal 1998, Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA") of the Company may be summarized as follows:

                                 1997                       1998
                                 ----                       ----

                Quarter 1      $5,814                      $7,309
                Quarter 2      $5,696                      $6,748
                Quarter 3      $6,056                      $7,319
                Quarter 4      $4,304

EBITDA represents the sum of operating income plus depreciation and amortization. EBITDA is presented because it is a widely accepted financial indication of a company's ability to service or incur indebtedness. However, EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income, or to cash flows from operations as determined in accordance with GAAP and should not be considered as an indication of the Company's operating performance or as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures for other companies.

Inventory balances, by classification, may be summarized as follows:

                                     January 3,            October 3,
                                       1998                   1998
                                       ----                   ----

Raw Material                         $15,646                $22,687
Finished Goods                         7,003                  4,518
Supplies                                 622                  1,043
                                      ------                 ------
                                     $23,271                $28,248
                                      ======                 ======

The components of other expense, net, may be summarized as follows:

                                             Three Months Ended              Nine Months Ended
                                          -------------------------     ---------------------------
                                          September 27,  October 3,     September 27,    October 3,
                                              1997          1998            1997            1998
                                              ----          ----            ----            ----


Interest expense on debt
  and capital leases                       $  398        $  868            $1,402        $1,653
Purchase discounts on invoice
  payments                                 $ (136)       $ (137)           $ (355)       $ (435)
Fees, amortization of hedge and
  swap agreements, and other               $   52        $    5            $  146        $   30
                                           ------        ------            ------        ------
                                           $  314        $  736            $1,193        $1,248


(8)  SUBSEQUENT EVENTS

     (i) Recent Acquisition of New West Eyeworks

     On July 14, 1998, the Company announced the signing of a Merger Agreement to acquire all of the outstanding stock of New West Eyeworks, Inc. ("New West") (NASDAQ: NEWI) FOR $13.00 per share of common stock. On October 5, 1998, the parties amended the Merger Agreement to reduce the acquisition price to $11.50 per share of common stock, or approximately $68.3 million in the aggregate (including the assumption of approximately $2.5 million of indebtedness. New West, which is headquartered in Tempe, Arizona, operates 178 retail optical locations throughout 13 states, including 52 vision centers located in Fred Meyer stores. For the year ended December 27, 1997 New West had sales of $49.2 million. The transaction is expected to close on October 23, 1998.

The New West Acquisition will be accounted for as a purchase, with the excess purchase price over the fair value of the net assets acquired to be allocated to goodwill. Goodwill approximates $60.7 million and will be amortized over 30 years. A summary of the purchase price and the related purchase allocation follows:

                            AGGREGATE PURCHASE PRICE

Cash paid at closing                                                      $65,778
Cash paid to extinguish line of credit                                      2,483
                                                                          -------
        Aggregate consideration                                           $68,261
Financial, accounting, legal and other direct acquisition costs             3,745
                                                                          -------
        Aggregate purchase price                                          $72,006
                                                                          =======

                    PRELIMINARY ALLOCATION OF PURCHASE PRICE

Aggregate purchase price:                                                 $ 72,006
   Less net book value of assets acquired                                  (12,356)
                                                                          ---------
Excess of cost over the net book value of assets acquired                   59,650
Adjustments to record assets and liabilities at fair market value:
   Accounts receivable                                                         450
   Inventory                                                                   550
                                                                          --------
        Total adjustments                                                    1,000
                                                                          --------
Goodwill                                                                  $ 60,650
                                                                          ========

The adjustments to record assets and liabilities at fair market value are tentative. The Company is continuing its review of assets and liabilities to finalize the appropriate fair market values. Any changes in valuation will be reflected as a purchase price adjustment in future periods.


(ii) Debt Financing

     On October 5, the Company issued its $125 million 12 3/4% Senior Notes due 2005 (the "Notes") pursuant to Rule 144A of the Securities Act. The Notes, which were sold at a discount for an aggregate price of $123.6 million, require semiannual payments commencing on April 15, 1999. The Notes were issued pursuant to an indenture containing customary provisions including, without limitation, limitations on incurrance of additional indebtedness, limitations of restricted payments; limitations on asset sales; payment restrictions affecting subsidiaries; limitations on liens; limitations on transactions with affiliates; and other customary terms. In the event of a Change of Control (as defined), the Company will be required to offer to repurchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are guaranteed by a majority of the Company's subsidiaries and are redeemable at the option of the Company, in whole or in part, at 105% of their principal amount beginning October 15, 2003 and at 100% on or after October 2004. In addition, the Company may, at its option, redeem up to 35% of the Notes, plus accrued interest, with the net cash proceeds of one or more equity offerings at a redemption price equal to 112.75% of the principal amount.

A portion of the proceeds from the Notes was utilized to extinguish outstanding indebtedness on the Company's existing credit facility (such credit facility was terminated simultaneously with the repayment), with the remainder to be utilized to complete the acquisition of New West and pay for miscellaneous expenses related to the acquisitions of Frame-n-Lens and New West.

In anticipation of the Notes offering, the Company entered into three anticipatory hedging transactions with a notional amount of $100 million. The interest rates on these instruments were tied to U.S. Treasury securities and ranged from 5.43% to 5.62%. The Company settled these transactions for approximately $4.6 million. The settlement costs will be treated as deferred financing costs amortized over the life of the Notes.


(iii)  New Credit Facility

On October 8, the Company entered into a new $25.0 million revolving credit facility (the "New Credit Facility"). The availability under the New Credit Facility is limited to certain percentages of accounts receivable, inventory and twelve-month trailing EBITDA. All obligations of the Company under the New Credit Facility are guaranteed by a majority of the Company's subsidiaries. Borrowings under the New Credit Facility will be secured by substantially all assets of the Company and its subsidiaries.

The New Credit Facility will bear interest at rates per annum equal to, at the option of the Company, either (i) the applicable Reference Rate plus the applicable margin or (ii) the LIBOR rate plus the applicable margin. The applicable margin will be a maximum of 2.00% for the Reference Rate and 3.25% for the LIBOR rate, which may be reduced depending on the Company's ratio of total debt to EBITDA. The Company will pay a fee of 0.50% per annum on the unused portion of the New Credit Facility, which may be reduced depending on the Company's ratio of total debt to EBITDA.

The New Credit Facility contains customary covenants, including, among others, covenants restricting the incurrance of indebtedness, the creation of liens, the guarantee of other indebtedness, certain investments, the declaration or payment of dividends, the repurchase or redemption of debt and equity securities of the Company, affiliate transactions and certain corporate transactions, such as sale and purchase of assets, mergers, or consolidations. The New Credit Facility also contains certain financial covenants relating to minimum EBITDA requirements, minimum fixed charge ratios, minimum interest and rent coverage ratios, maximum leverage ratios, and limitations on capital expenditures. The New Credit Facility also contains customary default provisions, including a material adverse change clause.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


General.

The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating in such period. In July 1998, the Company completed its acquisition of Frame-n-Lens Optical, Inc. ("Frame-n-Lens"), a retail optical chain which currently operates 283 vision centers, a majority of which are in the western United States, including 155 free-standing vision centers primarily in California, 121 host vision centers in Sam's Club stores, and seven host vision centers in Wal-Mart stores. Frame-n-Lens is based in Fullerton, California. In July 1998, the Company also announced the execution of a definitive merger agreement for the Company to acquire New West Eyeworks, Inc. ("New West"), a retail optical chain which currently operates 178 vision centers, including 52 vision centers located in Fred Meyer stores. The New West acquisition is expected to close on October 23, 1998. At October 3, 1998, the Company operated 737 vision centers, versus 378 vision centers at September 27, 1997.

The Company expects the acquisitions of Frame-n-Lens and New West to have a significant impact on financial results in the fourth quarter of 1998.
More specifically, the increase in interest costs incurred to complete the acquisition of Frame-n-Lens had a $0.02 dilutive effect on third quarter earnings. The Company expects that in the fourth quarter, both acquisitions will jointly dilute earnings between $0.13 and $0.14 per share. The dilutive effect in the fourth quarter is driven primarily by incremental goodwill and interest expense incurred as a result of the acquisitions.


THREE MONTHS ENDED OCTOBER 3, 1998 (the "Current Period") COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1997 (the "Prior Period")


CONSOLIDATED RESULTS


     NET SALES. Net sales during the Current Period increased to $67.7 million from $45.9 million for the Prior Period due in part to the increase in the number of operating vision centers. Average weekly net sales per vision center decreased from $9,800 in the Prior Period to $7,800 in the Current Period. The decrease is due primarily to the averaging the effect of Midwest Vision and Frame-n-Lens stores, both of which have a lower average weekly net sales per store than the domestic host store business. Additionally, the impact of new store openings had a marginal effect on the reduction in average weekly net sales.

The domestic host store business achieved a comparable store sales increase of 3.5% in the third quarter. These results are due to several factors. First, the Company experienced a downward trend in spectacle comparable store sales in the first quarter of 1998; a refocus on spectacle sales units coupled with improved merchandising support toward spectacle unit sales reversed this trend in the second and third quarters. The Company anticipates continued success with this program, which should favorably impact comparable store sales the remainder of the year and carry over into 1999. Second, severe price competition in the disposable contact lens market has negatively affected comparable store sales growth; management expects this trend to continue through the remainder of 1998 and the first quarter of 1999. The Company continues to reposition its contact lens offering to be competitive with the market. Lastly, sales under managed care programs increased from the Prior Period. Management intends to focus on managed care sales as an avenue of future revenue growth.

Net sales from international operations decreased to $868,000 in the three-month period ended August 31, 1998 from $1.0 million in the comparable period a year ago. The decrease is due primarily to the disposition of the Czech vision centers at the end of the first quarter 1998.


     GROSS PROFIT. In the Current Period, gross profit increased to $36.9 million from $24.9 million in the Prior Period. This increase was primarily due to the increased net sales described above. Gross profit as a percent of sales increased to 54.5% from 54.3% in the Prior Period largely due to improvements in lab operations coupled with incremental promotion monies obtained through vendor programs. The price repositioning on the contact lens disposable business has not had a significant impact on gross profit margins because the Company has obtained price reductions from vendors to accommodate the effect of the price reductions.


     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense"). SG&A expense (which includes both store operating expenses and home officeoverhead) increased to $33.0 million in the Current Period from $21.6 million for the Prior Period, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense was 48.8% in the Current Period, compared to 47.0% for the Prior Period. The percentage increase was due primarily to the Frame-n-Lens operation, which has a higher SG&A burden than the domestic host store business.


     OPERATING INCOME. Operating income for the Current Period increased to $3.9 million from $3.4 million in the Prior Period. The Company's international operations (26 vision centers as of August 31, 1998) generated an operating profit of $15,000 in the three months ended August 31, 1998, as opposed to an operating profit of $4,000 in the comparable period a year ago. The international operating results do not include allocated corporate overhead, interest, and taxes.


     OTHER EXPENSE. The increase in other expense to $736,000, compared to $314,000 in the Prior Period, is due to higher interest expense. The increase in interest expense results from an increase in average borrowings by the Company under its credit facility as a result of debt incurred to finance the acquisition of Frame-n-Lens. Interest expense is expected to increase dramatically as the result of the issuance of the Notes as well as the incurrance of any debt under the New Credit Facility. (See Liquidity and Capital Resources).

     PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pre-tax income in the Current Period is 41.5%. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 30% of consolidated pre-tax earnings.


     NET INCOME. Net income was $1.9 million, or $0.09 basic earnings per common share, as compared to net income of $1.9 million, or $0.09 basic earnings per common share, in the Prior Period.


Nine Months Ended October 3, 1998 (the "Current Period") Compared to Nine Months Ended September 27, 1997 (the "Prior Period")


CONSOLIDATED RESULTS


     NET SALES. Net sales during the Current Period increased to $173.1 million from $134.7 million for the Prior Period. Average weekly net sales per vision center decreased from $9,800 during the Prior Period to $8,500 during the Current Period. The decrease is due primarily to averaging the effect of Midwest Vision and Frame-n-Lens stores, which have a lower average weekly net sales per store. The domestic host store business achieved a comparable store sales increase of 3.5% during the Current Period. In addition, sales under managed care programs increased from the Prior Period.

     Net sales from international operations declined slightly in the nine-month period ended August 31, 1998 at $2.9 million, due in part to the disposition of the Czech operations at the end of the first quarter 1998.


     GROSS PROFIT. For the Current Period, gross profit increased to $94.0 million from $73.0 million in the Prior Period. This increase was primarily due to the increased net sales described above. Gross profit as a percentage of sales was 54.3% in the Current Period slightly up from 54.2% in the Prior Period. The Company has achieved cost reductions for its contact lens disposable products; consequently, the price repositioning on the contact lens disposable business has not had a significant impact on gross profit margins.


     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $81.8 million in the Current
Period from $63.3 million for the Prior Period, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense was 47.3% in the Current
Period, compared to 47.0% for the Prior Period. The percentage increase was due primarily to the averaging effect of the Frame-n-Lens acquisition, with SG&A expense as a percent of sales slightly higher than the domestic host business.

     OPERATING INCOME. Operating income for the Current Period increased to $12.1 million, a 25.4% increase over $9.7 million in the Prior Period. International operations generated an operating loss (which excludes allocated corporate overhead, interest, and taxes) of $51,000 for the nine months ended August 31, 1998 as opposed to an operating profit of $37,000 in the comparable period a year ago.


       OTHER EXPENSE. Interest expense was $1.2 million in each of the Current Period and the Prior Period.


       PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pre-tax income in the Current Period is 40.9%. Due to the Company's current tax net operating loss carryforward position, current year earnings will not be subject to regular Federal Income Tax. However, the Company will be subject to Federal Alternative Minimum Tax and state income tax, which will result in the Company making cash payments approximating 30% of consolidated pre-tax earnings.


     NET INCOME. Net income was $6.4 million, or $0.31 basic earnings per common share, as compared to net income of $5.1 million, or $0.25 basic earnings per common share, in the Prior Period.


Frame-n-Lens And New West Acquisitions.


The Company acquired Frame-n-Lens in July 1998. As of October 3, 1998, Frame-n-Lens operates 283 vision centers, including 155 free-standing vision centers (primarily in California) and 128 host vision centers (primarily in Sam's Club stores). Average annual sales for free-standing stores approximate $290,000, whereas the average annual sales in the host vision centers approximate $230,000. In the first half of 1999, the Company expects to complete the installation of eye examination facilities in approximately 100 to 120 of the free-standing stores. The cost for each such installation, consisting of store improvements and equipment, is between $30,000 and $35,000. Management expects that the addition of optometrists will have a positive effect on retail sales. In addition, the employment of optometrists at the free-standing vision centers will increase revenues through generation of examination fee revenue. The Frame-n-Lens locations have experienced significant negative sales trends. Management believes that the addition of optometrists can reverse these trends, although no assurances can be given in this regard. The inability of the Company to reverse these trends could have a material adverse impact on the Company's profitability and liquidity.

The Company expects to complete the New West acquisition on October 23, 1998. New West operates 178 vision centers, including 126 free-standing vision centers and 52 host vision centers located in Fred Meyer stores. Free-standing stores consist of mall based stores and conventional shopping centers. Average annual sales for free-standing vision centers approximate $330,000, with the average slightly higher for mall based vision centers. Average annual sales for the Fred Meyer vision centers approximate $275,000 per year.

The Company' store count history, may be summarized as follows:


                                                            1998
                                                ------------------------------     October 23,
                    1996         1997           QI          QII           QIII        1998
                    ----         ----           --          ---           -----    -----------
Host Store          341          393            395          403          532          584
Free-standing                     50             50           50          205          331
                                 ---            ---          ---          ---          ---
Total               341          443            445          453          737          915

Host Store          100%          89%            89%          89%          72%          64%
Free-standing       ----          11%            11%          11%          28%          36%
                    ----         ---            ---          ---          ---          ---
Total               100%         100%           100%         100%         100%         100%


In 1999, the Company anticipates opening between 15 and 20 host vision centers and between 25 and 30 free-standing vision centers.

The Company's results of operations, expressed as a percent of sales, may be summarized as follows:

                                                                     Nine Months
                                  1996                 1997         ended 10/3/98
                                  ----                 ----         -------------
Net Sales                         100%                 100%              100%
Cost of Good Sold                  48%                  46%               46%
                                  ---                  ---               ---
Gross Profit                       52%                  54%               54%
SG&A                               48%                  48%               47%
                                  ---                  ---               ---
Operating Income                    4%                   6%                7%

The Company expects that the acquisitions of Frame-n-Lens and New West will provide opportunities to achieve significant cost savings through increases in purchasing power with vendors and by consolidating the optical laboratories of the consolidated entities. Consequently, management expects Gross Profit as a percent of sales to improve in 1999 versus the historical results. Additionally, the Company expects that the two acquisitions will create economies of scale relative to store support and home office support, such that the Company will be able to reduce SG&A expense as a percentage of sales. Such savings will, however, be partially offset by annual goodwill amortization of approximately $3.3 million arising out of these transactions. Given the net effect of the above, the Company anticipates operating income as a percentage of sales in 1999 to exceed margins achieved in prior years. No assurances can be given that such increases will be attained.


Liquidity and Capital Resources.

The Company's historical capital requirements have been primarily for working capital expenditures, and acquisitions. The Company's primary sources of capital to finance such needs have been cash flow from operations and borrowing under bank credit facilities. In July 1997, the Company entered into a two-year $45.0 million revolving credit facility (the "Existing Credit Facility"). At October 3, 1998, the Company had borrowed $52 million under the Existing Credit Facility versus outstanding borrowings of $18.0 million as of September 27, 1997. In July 1998, the Existing Credit Facility was expanded to $60.0 million and the Company borrowed $28.9 million to fund the acquisition of Frame-n-Lens.

As of October 3, 1998, the Company planned to open between 15 and 20 domestic and Wal-Mart Mexico host vision centers during the next 15 months. Consistent with prior years, the number of ultimate openings is dependent on the construction schedules of the host store. In addition, the Company plans to open between 25 and 30 free-standing vision centers during the next 15 months. Average costs for opening domestic host vision centers have approximated $140,000 for fixed assets and $25,000 for inventory, whereas the costs for opening free-standing vision centers range from $80,000 to $120,000 for fixed assets and $20,000 for inventory. The Company incurs approximately $20,000 for pre-opening expenses for each opening of a domestic vision center. Prior to 1998, such costs were capitalized and amortized over 12 months. Effective in 1998, such costs will be expensed as incurred in accordance with proposed AICPA Statement of position, "Reporting on Costs of Start-Up Activities." Capital for leasehold improvements and other fixed assets in Mexican vision centers is budgeted at $75,000 per vision center.

On July 14, 1998, the Company announced that it had agreed to acquire New West. The closing of the New West acquisition was conditioned upon the Company's obtaining financing. To obtain such financing, the Company issued its $125 million Senior Notes due 2005 (the "Notes") on October 5, 1998 (Note 8 to consolidated financial statements). The Company also entered into a new $25.0 revolving debt facility (the "New Credit Facility"). The Company utilized proceeds from the sale of the Notes to repay amounts outstanding under the Existing Credit Facility. The Company intends to utilize proceeds from the New Credit Facility and the balance of proceeds from the Notes to consummate the acquisition of New West and to pay certain expenses associated with the acquisitions of Frame-n-Lens and New West and the New Credit Facility.

The Notes, bear annual interest of 12 3/4%, with interest payments due (on April 15 and October 15 of each year. The Notes were sold at a discount for an aggregate price of $123.6 million. The Notes are issued pursuant to an indenture which contains customary provisions, including, without limitation, limitations on incurrance of additional indebtedness, limitations of restricted payments; limitations on asset sales; payment restrictions affecting subsidiaries; limitations on liens; limitations on transactions with affiliates; and other customary terms and provisions. In the event of a Change of Control (as defined), the Company will be required to offer to repurchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

The Notes are guaranteed by a majority of the Company's subsidiaries and are redeemable at the option of the Company, in whole or in part, at 105% of their principal amount beginning October 15, 2003 and at 100% on or after October 2004. In addition, the Company may, at its option, redeem up to 35% of the Notes, plus accrued interest, with the net cash proceeds of one or more equity offerings at a redemption price equal to 112.75% of the principal amount.

In anticipation of the Notes offering, the Company entered into three anticipatory hedging transactions with a notional amount of $100 million. The interest rates on these instruments were tied to U.S. Treasury securities and ranged from 5.43% to 5.62%. The Company settled these transactions for approximately $4.6 million. The settlement costs will be treated as deferred financing costs amortized over the life of the Notes.

On October 8, the Company entered into a new $25.0 million revolving credit facility (the "New Credit Facility"). The availability under the New Credit Facility is limited to certain percentages of accounts receivable, inventory and twelve-month trailing EBITDA (as defined). All obligations of the Company under the New Credit Facility are guaranteed by a majority of the Company's subsidiaries. Borrowings under the New Credit Facility will be secured by substantially all assets of the Company and its subsidiaries.

The New Credit Facility will bear interest at rates per annum equal to, at the option of the Company, either (i) the applicable Reference Rate plus the applicable margin or (ii) the LIBOR rate plus the applicable margin. The applicable margin will be a maximum of 2.00% for the Reference Rate and 3.25% for the LIBOR rate, which may be reduced depending on the Company's ratio of total debt to EBITDA. The Company will pay a fee of 0.50% per annum on the unused portion of the New Credit Facility, which may be reduced depending on the Company's ratio of total debt to EBITDA.


The New Credit Facility contains customary covenants, including, among others, covenants restricting the incurrance of indebtedness, the creation of liens, the guarantee of other indebtedness, certain investments, the declaration or payment of dividends, the repurchase or redemption of debt and equity securities of the Company, affiliate transactions and certain corporate transactions, such as sale and purchase of assets, mergers, or consolidations. The New Credit Facility also contains certain financial covenants relating to minimum EBITDA requirements, minimum fixed charge ratios, minimum interest and rent coverage ratios, maximum leverage ratios, and limitations on capital expenditures. The New Credit Facility also contains customary default provisions, including a material adverse change clause.

The Company anticipates that internally generated funds, as well as funds available under the New Credit Facility, will be sufficient to fund ongoing operating costs associated with its current vision centers and vision centers currently scheduled to be opened during 1998 and 1999.


Year 2000 Compliance.

The majority of the Company's internal information systems are currently Year 2000 compliant or in the process of being replaced with new fully-compliant systems. the Company has identified approximately 300 point of sale systems that require hardware upgrades to be Year 2000 compliant, of which 250 have been replaced as of August 31, 1998. The total cost of software changes, hardware changes, and implementation for Year 2000 compliance projects is estimated to be approximately $1 million. Costs related to hardware and new software purchases will be capitalized as incurred and amortized over three years. These new system modifications have been initiated and are expected to be completed by the end of the third quarter of 1999.

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

Some of the Company's vendors, financial institutions, and managed care organizations utilize equipment to capture and transmit transactions. The Company is in the process of coordinating its Year 2000 compliance efforts with those of such organizations. The future cost of this transition is estimated by the Company to be minimal. No assurance can be given that such organizations will make their systems Year 2000 compliant. The failure of such organizations, particularly any managed care payor organizations, to become Year 2000 compliant could have a material adverse affect on the Company.

The Company will utilize both internal and external resources to reprogra, or replace, and test software for Year 2000 compliance. The costs of Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be realized and actual results could differ materially from those plans.



Derivative Financial Instruments.

Market Risk.

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso.


Monitoring and managing these risks is a continual process carried out be senior management, which reviews and approves the Company's risk management policies. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management assessment.



Interest Rate Risk.

The Company borrows long-term debt at variable interest rates indexed to LIBOR which exposes it to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, the Company enters into interest rate swap contracts to pay a fixed rate.

In anticipation of the issuance of the Notes, the Company entered into three anticipatory hedging transactions with a notional amount of $100 million. The interest rates on these instruments were tied to the U.S. Treasury securities and ranged from 5.43% to 5.63%. The Company settled these transactions for approximately $4.6 million. The settlement costs are being treated as deferred financing costs to be amortized over the life of the Notes.

Foreign Exchange Rate Risk.

The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52-Foreign Currency Translation. Consequently, in 1997, the financial statements of the Mexico operation were remeasured with the U.S. dollar as the functional currency. During 1997, an immaterial loss resulted from changes in foreign currency rates between the peso and the U.S. dollar, as calculated in the remeasurement process, and was
recorded in the Company's statement of operations.   Continued
increases in the conversion for the peso will generate further loses in future years.


RISK FACTORS

     Any expectations, beliefs, and other non-historical statements contained in this 10-Q are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made in this Form 10-Q concern the following matters: emphasis on managed care sales; the installation of eye examination facilities in the Company's vision centers; expected increases in revenues as the result of additions of optometrists to Frame-n-Lens locations; expected creation of cost savings and economies of scale; expected increases in operating income as a percentage of revenue; planned opening of vision centers; and the funding of expansion through internal cash flow. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the factors listed in the Company's Report on Form 10-K for 1997 for the first quarter of 1998, could materially affect the Company's actual results.


                             PART II
                        OTHER INFORMATION


ITEM 5.  EXHIBITS AND REPORTS ON FORM 10-Q

    (a)  Exhibits.

    The following exhibits are filed herewith or incorporated by reference:



Exhibit
 Number
-------




    Amended and Restated By-Laws of the Company                      3.2*

    Form of Common Stock Certificate                                 4.1**

    Amended and Restated Articles of Incorporation of
    the Company                                                      4.2***

    Agreement and Plan of Merger dated as of July 13,
    1998 among the Company, New West Eyeworks, Inc. and
    NW Acquisition Corp.                                             10.57****

    Statement Regarding Computation of Per Share Earnings            11*****


    Financial Data Schedule                                          27*****

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


****Incorporated by reference to the Company's Schedule 14D-1 filed with the Commission on July 20, 1998.


*****Filed with this Form 10-Q.


    (b)  Reports on Form 8-K.

The registrant filed a Report on Form 8-K on August 12, 1998.

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



October 23, 1998