Form 10-K
period 1999-01-02
VISTA EYECARE INC
filed 1999-04-01
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.

                              FORM 10-K

                              (Mark One)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended January 2, 1999

                                  OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 0-20001

                          VISTA EYECARE, INC.
        (Exact name of Registrant as specified in its charter)

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

                Common Stock, par value $.01 per share

                           (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The number of shares of Common Stock of the registrant outstanding as of March 1, 1999, was 21,168,728. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 1, 1999, was approximately $97.9 million based on a closing price of $4.813 on the NASDAQ Stock Market on such date. For purposes of this computation, all executive officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

                  DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents have been incorporated by reference into the parts indicated: the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report--Part III.

            The Exhibit Index is located at pages 20 - 23.

                               PART I

ITEM 1.   BUSINESS

   Vista Eyecare, Inc. (the "Company") is engaged in the  retail sale
of optical goods and services.   As of January 2, 1999, the Company
operated a total of 919 vision centers, 893 of which are in 44 states and Puerto Rico and 26 of which are in Mexico. Of the Company's 919 vision centers, a total of 331 are free-standing vision centers located in regional shopping centers, power centers, and strip shopping centers. In addition, 588 of the Company's vision centers are operated as leased departments, with 373 in Wal-Mart stores, 121 in Sam's Club stores, 52 in Fred Meyer stores, 26 in Wal-Mart Mexico stores and 16 in United States Military Exchanges.

   To reduce its dependence on Wal-Mart, and to create additional growth opportunities, the Company decided in 1997 to develop its own free-standing locations, initially through the acquisition of regional optical chains. As a result, in October 1997 the Company acquired Midwest Vision, Inc., a chain of 51 vision centers located primarily in Minnesota. In July 1998, the Company acquired Frame-n-Lens Optical, Inc. ("Frame-n-Lens"), a chain of approximately 280 vision centers located mainly in the western United States. In October 1998, the Company acquired New West Eyeworks, Inc. ("New West"), which operated approximately 175 vision centers in 13 states. (See Note 4 to consolidated financial statements.)

MARKETING STRATEGY

   The Company generally employs a marketing philosophy of offering quality and value with "customer satisfaction guaranteed." The
Company employs an everyday low price strategy in its retail operations. Management constantly strives to identify new means of accomplishing its overall goal of being a low-cost provider of quality retail optical products.

VISION CENTER OPERATIONS

   Each of the Company's existing vision centers occupies approximately 1,000 square feet with separate areas for merchandise display, customer service, and contact lens fitting. Services of independent optometrists are typically available from clinics which are approximately 500 square feet and located in, adjacent to, or nearby the vision center, depending on regulatory requirements. In each vision center, the Company maintains an on-premises inventory of approximately 1,000 eyeglass frames, 725 pairs of spectacle lenses, and 550 pairs of contact lenses, together with assorted sunglasses, eyeglass cases, eyeglass accessories, and contact lens accessories. Free-standing locations utilize the Company's centralized laboratories to provide prompt delivery of prescription eyewear. Vision centers located in domestic Wal-Mart stores typically have a laboratory containing a patternless edging and fitting unit and other equipment that, coupled with the on-site inventory of frames, spectacle lenses, and contact lenses, allow the Company to give prompt, one-hour service to many customers who request quick delivery.

OPTOMETRISTS

   A key element of the Company's business strategy is the availability of independent optometrists at clinics in, adjacent to, or nearby the Company's vision centers. Additionally, the Company's agreement with Wal-Mart requires that such services be available for a minimum of 48 hours per week to the extent permitted by applicable law. These optometrists, whose activities and relationships with entities such as the Company are subject to state and local regulation, are typically not employed by, and receive no compensation from the Company. See "Government Regulation." Such independent optometrists sublicense the eye examination facilities and equipment from the Company.

MANAGEMENT INFORMATION SYSTEMS

   In 1996, the Company completed the installation of a new point of sale system and a new perpetual inventory system in all domestic store locations. The system facilitates the processing of customer sales information and replenishment of store inventory by passing such information, including customer specific orders, to the Company's home office. Depending on the location of the vision center and the nature of the order, the transaction is electronically sent to one of the regional laboratories for manufacturing.

                                Page 3 0f 52
   The Company is in the process of developing an enhanced point of sale software system which will be installed in its vision centers. The primary objectives of the system are to upgrade data processing, broaden in-store capabilities, and improve the processing of managed care sales transactions. In addition to the above improvements, the system will be designed to be Year 2000 compliant. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations   Impact of the Year 2000 Issue."

LEASED DEPARTMENT RELATIONSHIPS

   Wal-Mart

   The Company's relationship with each of Wal-Mart and Wal-Mart Mexico is governed by a master license agreement (the "Wal-Mart Agreement" and the "Mexico Agreement", respectively). Each master license agreement grants a separate license to the Company for each vision center. Each agreement provides for the payment of minimum and percentage license fees and contains other customary terms and conditions. Certain terms are described below:

                                       Term of               Company
                                    Each License             Options
                                    ------------             -------

         Wal-Mart Agreement <F1>     9 years           One for three years

         Mexico Agreement <F2>        5 years           Two for two years;
                                                        one for one year
[FN]
<F1> The Wal-Mart Agreement, as amended, provides that Wal-Mart is to offer the Company the opportunity to open, no later than April 30, 2000, at least 400 vision centers (including those currently open). In January 1995, the Company made a lump sum payment in exchange for such commitment. Such payment is being amortized over the initial term of vision centers opened after January 1, 1995. In 1997, the Wal-Mart Agreement was amended to provide that, with one exception, all new vision centers opened after 1997 will be located in California and North Carolina. Because seven of the vision centers located in Wal-Mart stores were acquired as part of the acquisition of Frame-n-Lens, these stores are not covered by the Wal-Mart Agreement.

<F2> The Company has a right of first refusal in Mexico for any store in which
     Wal-Mart Mexico proposes to open a vision center. The Mexico Agreement contains a mutual non-competition agreement preventing each party from dealing with other parties (excluding affiliates of the Company and Wal-Mart Mexico) in Mexico for the operation of vision centers in a leased environment. The Mexico Agreement also contains provisions which entitle each party to terminate the license for each vision center if such vision center fails to meet certain minimum sales requirements.

   The Company opened six vision centers in 1990 under the Wal-Mart Agreement and 54 such vision centers in 1991, with additional vision centers being opened in subsequent years. The Company's Wal-Mart licenses for existing vision centers will become eligible for renewal in the years 1999 to 2007, and, if extended by the Company, will expire during the years 2002 to 2010. Accordingly, beginning in 1999, the Company will determine whether to exercise the three-year options to extend the licenses for vision centers reaching the ninth year of operation. The Company will make such decisions based upon various factors, including the sales levels of each vision center, its estimated future profitability, increased minimum license fees charged by Wal-Mart during the option period, and other relevant factors. Each option must be exercised at least six months prior to the expiration of the license for each vision center. Although the Company expects that it will extend the licenses of a substantial majority of these vision centers, no assurance can be given as to the number of vision centers the licenses of which will be extended. Recently, Wal-Mart has begun to implement a plan to convert or relocate many of its existing stores to a larger "supercenter" format. Where the converted or relocated store contains a vision center operated by the Company, the Wal-Mart Agreement provides that, upon relocation of the Company's vision center, the term of the license of such vision center begins again.

Sam's Club

   The Company also operates 121 vision centers in Sam's Club stores in 21 states. Each such vision center is subject to a separate lease, which provides for payment of percentage and minimum rent and other customary terms and conditions. The leases for these vision centers began expiring in 1998 and the term for the remaining leases will expire at various times through 2003. The Company has no option or right to extend the term of these leases.

Fred Meyer

   The Company operates 52 leased vision centers in stores owned by Fred Meyer. Each such vision center is subject to a separate lease, which provides for minimum and percentage rent and other customary terms and conditions. Generally, the term of each lease is for five years, with a five-year option. The Company believes that it will have the opportunity to expand these operations.

   No Assurances of Expansion in Leased Stores
   -------------------------------------------

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

   The Company regularly explores opportunities to expand outside of its existing leased environments and continues to consider various options, such as opening free-standing vision centers. Management currently believes that the Company's most likely avenue of additional expansion will be through the acquisition and development of free-standing locations.

   MANUFACTURING AND DISTRIBUTION

   The Company currently utilizes four facilities (located in Lawrenceville, Georgia; Fullerton, California; St. Cloud, Minnesota; and Tempe, Arizona) which each house an optical laboratory and a distribution center. Substantially all prescription spectacle requirements of the Company's domestic vision centers opened in the future will be supplied from Company-owned laboratories. The Company has a state-of-the-art coating facility in its Lawrenceville laboratory, capable of coating lenses with anti-reflective and mirror surfaces. Each vision center in Wal-Mart stores (exclusive of the seven such vision centers acquired from Frame-n-Lens) has its own finishing laboratory which manufactures lenses for approximately half of all customers purchasing spectacle lenses.

   The Company's distribution centers provide lens blanks, frames, sunglasses and contact lenses to all vision centers. Exclusive of the Tempe facility, the Company's distribution centers and all laboratories are interfaced with the Company's management information system. The Company's distribution centers ship completed customer orders and inventory replenishment requirements, including frames, spectacles and contact lenses, to the Company's vision centers throughout the United States by overnight delivery services.

   The distribution center in Fullerton, California was acquired as a part of the acquisition of Frame-n-Lens. As part of the acquisition of New West, the Company acquired laboratory and distribution facilities located in Tempe, Arizona and Portland, Oregon. The Company has already consolidated the Portland facility, into its Fullerton, California facility. The Company intends to consolidate the Tempe facility into the Fullerton facility in 1999.

   GOVERNMENT REGULATION

   The Company is subject to a variety of federal, state, and local laws, regulations, and ordinances, including state and local laws and regulations regarding advertising, qualifications and practices of the opticians employed by the Company, relations between independent optometrists and optical firms such as the Company, and various trade practices such as country of origin product labeling. In addition, certain of the Company's products, specifically contact lenses and contact lens solutions, must comply with quality control standards set by the United States Food and Drug Administration. Through its participation in Medicare and managed care programs, the Company is also subject to a variety of other laws, such as the Federal Anti-Kickback Statute and the Health Insurance Portability Act of 1996.

   Although government regulation has increased costs incurred by the Company and decreased its flexibility in managing its business, government regulation has not, to date, had a material adverse effect on the Company's overall operations or financial performance, or on
its overall relationships with independent optometrists.   It is
nevertheless possible that new regulations or new interpretations of current regulations could materially increase the Company's cost of doing business or have a material adverse impact on the Company's sales by restricting or eliminating the services of opticians or optometrists in, adjacent to, or nearby the Company's vision centers. This risk is enhanced since the Company's competitors often serve as, or exert influence on, local regulators of the eyecare industry. Additional risk is created because of the Company's increasing involvement in managed care plans and general increased oversight by federal and state governments of managed care relationships and operations.

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

   In addition to competition for individual patients, there is increasing competition in the eyecare industry for managed care contracts with insurance companies, employers, and other groups. The Company believes that the competitive advantages described above will help the Company compete for managed care contracts. The density and size of a vision care network are significant competitive advantages. Some optical retailers and other vision care providers have more service locations and cover more geographical areas than does the Company.

   MEXICAN OPERATIONS

   The Company's Mexico operations face risks substantially similar to those faced by the Company in connection with its domestic operations, including dependence on the host store and expansion requirements. No assurance can be given that such operations will be able to attain profitability. In addition, such operations expose the Company to all of the risks arising from investing and operating in foreign countries generally, including a different regulatory, political, and governmental environment, currency fluctuations, currency devaluations, inflation, price controls, restrictions on profit repatriation, lower per capita income and spending levels, import duties and other impediments to the delivery of inventory and equipment to vision center locations, value-added taxes, and difficulties of cross-cultural marketing.

   Regulations in Mexico do not currently include currency controls, restrictions on profit repatriation, limitations on foreign ownership, or restrictions on sourcing of products that would adversely affect the Company's operations. The cumulative translation adjustment in shareholders' equity for operations in foreign countries at January 2, 1999 was $4 million.

   As a result of inflation in prior years, the Company has in the past adjusted its retail pricing. Further pricing adjustments are contingent upon competitive pricing levels in the marketplace. Management is monitoring the continuing impact of these inflationary trends.

   The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52, "Foreign Currency Translation". Consequently, in 1998, the financial statements of the Mexican operation were remeasured with the U.S. dollar as the functional currency. During 1998, an immaterial loss resulted from changes in foreign currency rates between the peso and the U.S. dollar, as calculated in the re-measurement process, and was recorded in the Company's statement of operations.

   TRADE NAMES AND TRADEMARKS

   The Wal-Mart Agreement provides that, in connection with its Wal-Mart vision centers, the Company must use the tradename "Vision Center located in Wal-Mart" and indicate that the vision centers are operated by the Company. Vision centers in stores owned by Wal-Mart Mexico do business under the name "Centro de Vision." The Company also has licensed the right to use the "Guy Laroche" trademark in its domestic vision centers pursuant to a license agreement providing for royalty payments and containing other customary terms and conditions. The Guy Laroche agreement expires December 31, 2001. The Company's freestanding locations do business under the "Vista Optical" name, a federally registered trademark.

   EMPLOYEES

   As of January 2, 1999, the Company employed 3,300 associates on a full-time basis and 1,000 associates on a part-time basis, of whom 3,600 were engaged in retail sales, 450 in laboratory and distribution operations, and 250 in management and administration. Apart from its Mexico operations, none of the associates employed by the Company are covered by any collective bargaining agreements. All associates (with the exception of home office personnel) employed in the Company's Mexican operations are covered by collective bargaining agreements. The Company considers its employment relations to be good, and to date the Company has not experienced any significant difficulties in staffing its vision centers.

ITEM  2.   PROPERTIES

   The Company's 919 vision centers in operation as of January 2, 1999 are geographically located as follows:

    Location                  Total         Location                  Total
    --------                  -----         --------                  -----
 Alabama                        12       Nevada                         11
 Alaska                         16       New Hampshire                   4
 Arkansas                        5       New Jersey                     12
 Arizona                        44       New Mexico                     13
 California                    237       New York                       29
 Colorado                       27       North Carolina                 40
 Connecticut                    10       North Dakota                   10
 Florida                        39       Ohio                            3
 Georgia                        41       Oregon                         40
 Hawaii                          4       Pennsylvania                   22
 Idaho                          12       Puerto Rico                     1
 Illinois                        8       South Carolina                 14
 Indiana                         4       South Dakota                    1
 Iowa                           17       Tennessee                       8
 Kansas                         13       Texas                          42
 Kentucky                        3       Utah                            1
 Louisiana                       3       Virginia                       25
 Maine                           1       Washington                     46
 Maryland                        4       West Virginia                   7
 Massachusetts                   5       Wisconsin                       4
 Michigan                        4       Wyoming                         3
 Minnesota                      34
 Missouri                        9
 Montana                         5       Mexico                         26

   The Company's headquarters in Lawrenceville, Georgia is located in a 66,000 square foot facility which includes a distribution center and lens laboratory. The facility is subleased from Wal-Mart through the Year 2000. The Company has an option to renew this lease for approximately seven years.

   The Company has regional headquarters located in St. Cloud, Minnesota and Fullerton, California. The 20,000 square foot St. Cloud facility is subject to a lease that expires in October 2007. The 45,000 square foot Fullerton facility is subject to a lease that expires in August 2006. The Company also has an option to extend the Fullerton lease for five years. Both facilities contain optical laboratories.

   The Company's facility in Tempe, Arizona is owned by Alexis Holdings, Inc., a wholly-owned subsidiary of New West. The 24,000 square foot facility contains a laboratory, distribution center and administrative offices. After current processing is consolidated to other regional facilities, management intends to sell the Tempe facility.

ITEM 3.   LEGAL PROCEEDINGS

   The Company is not currently a party to any legal proceedings the result of which management believes could have a material adverse effect upon its business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the last quarter of fiscal 1998.

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

   The Company's Common Stock was traded on the NASDAQ National Market System under the symbol "NVAL" from May 1992 until January 4, 1999, when the symbol was changed to "VSTA".

   The following table sets forth for the periods indicated the high and low prices of the Company's Common Stock in the over-the-counter market on the NASDAQ National Market System.


                  Quarter Ended              High                Low
                  ------------------         ------              ------

 Fiscal 1997      March 29, 1997             $5.500              $3.875
                  June 28, 1997              $5.250              $4.250
                  September 27, 1997         $5.250              $4.063
                  January 3, 1998            $6.125              $5.125

 Fiscal 1998      April 4, 1998              $7.375              $4.875
                  July 4, 1998               $8.750              $5.000
                  October 3, 1998            $6.750              $4.125
                  January 2, 1999            $6.250              $2.188



   As of January 2, 1999, there were approximately 560 holders of record of the Company's Common Stock.

   It is the present intention of the Company's board of directors not to pay dividends but rather to use the Company's cash resources for the expansion of its operations, acquisitions and repayment of the Company's revolving credit facility. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds, and other factors.

ITEM 6.   SELECTED FINANCIAL DATA

   The following selected financial data of the Company with respect to the consolidated financial statements for the years ended January 2, 1999, January 3, 1998, December 28, 1996, December 30, 1995, and
December 31, 1994 is derived from the Company's consolidated financial statements. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                         1998<F1>   1997<F1><F2>  1996<F1>    1995<F1>    1994<F3>
                                                         --------   ------------  --------    --------    --------

 STATEMENTS OF OPERATIONS DATA:
 (In thousands except per share information)
 Net sales                                              $  245,331  $  186,354   $ 160,376    $ 145,573   $ 119,395
 Cost of goods sold                                        112,929      86,363      76,692       67,966      53,898
                                                          --------    --------    --------      -------     -------
 Gross profit                                              132,402      99,991      83,684       77,607      65,497
 Gross profit percentage                                       54%         54%         52%          53%         55%

 Selling, general, and administrative expense              121,413      89,156      76,920       74,390      63,911
 Provision for dispositions <F4>                                --          --          --          958          --
 Other nonrecurring charges <F4>                                --          --          --        1,053          --
                                                          --------    --------    --------      -------     -------
 Operating income                                           10,989      10,835       6,764        1,206       1,586
 Other expense, net                                          5,538       1,554       2,084        2,626       1,195
                                                          --------    --------    --------      -------     -------
 Income (loss) before income taxes                           5,451       9,281       4,680      (1,420)         391
 Income tax expense                                          2,037       3,708       1,200          100          40
                                                          --------    --------    --------      -------     -------
 Net income (loss)                                      $    3,414  $    5,573   $   3,480    $  (1,520)   $    351
                                                          ========    ========    ========      =======     =======

 Basic earnings (loss) per common share                 $     0.16  $     0.27   $    0.17    $   (0.07)   $   0.02
                                                          ========    ========    ========      =======     =======

 Diluted earnings (loss) per common share               $     0.16  $     0.27   $    0.17    $  (0.07)    $   0.02
                                                          ========    ========    ========      =======     =======
 STATISTICAL DATA (UNAUDITED):
 (In thousands except vision center data)
 Domestic vision centers open at end of period:
    Free-standing vision centers                               331          50          --           --          --
    Leased department vision centers                           562         364         320          319         261
 Average weekly consolidated sales per
    vision center <F5>                                  $    7,800  $    9,400   $   9,300    $   8,700    $  9,500

 Capital expenditures                                   $    9,183  $    8,049   $   2,713    $  13,175    $ 15,963
 Depreciation and amortization                              14,177      11,035      10,058       10,378       7,567
 EBITDA <F6>                                                25,166      21,870      16,822       11,584       9,153
 EBITDA margin                                               10.3%       11.7%       10.5%         8.0%        7.7%
 Total annual sales growth                                   31.6%       16.2%       10.2%        21.9%       35.2%

 BALANCE SHEET DATA:
 (In thousands)
 Working capital                                        $    4,208   $  12,171    $ 13,502    $  14,556    $  8,723
 Total assets                                              229,097      83,250      74,564       81,237      77,612
 Current and long-term debt and capital lease              138,838      24,203      26,500       38,480      31,129
    obligations
 Shareholders' equity                                       44,697      36,368      29,906       26,326      29,613
 Total debt and lease obligations as a
    percentage of total capital <F7>                           76%         40%         47%          59%         51%


<F1> Financial information for 1995 and subsequent years include results of international operations for the 12 months ended
     November 30.  (see Note 2 to consolidated financial statements.)

<F2> Effective January 1, 1995, the Company changed its year end to a
     52/53 week retail calendar (see Note 2 to consolidated financial statements). Fiscal 1997 consisted of 53 weeks ended January 3, 1998. Sales for the 53rd week approximated $3.0 million in fiscal 1997.

<F3> Financial information for 1994 includes results of international operations for the 11 months ended November 30, 1994.

<F4> In 1995, the Company decided to dispose of its non-core business operations, resulting in a $2 million provision.

<F5> Calculated from sales from each month during the period divided by the number of store weeks of sales during the period, excluding stores not open a full month.

<F6> EBITDA is calculated as earnings before interest, taxes, depreciation and amortization.

<F7> Total Capital is calculated as total current and long-term debt and capital lease obligations combined with total shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The Company's results of operations in any period are significantly affected by the number of vision centers opened and operating during such period. Given the Company's rapid expansion through recent acquisitions, and dispositions of significant operating units, period-to-period comparisons may not be meaningful and the results of operations for historical periods may not be indicative of future results. At January 2, 1999, the Company operated 919 vision centers, versus 443 vision centers at January 3, 1998.

   Effective January 1, 1995, the Company changed its year end to a more standard 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December 31. Fiscal 1997 consisted of 53 weeks. Sales for the 53rd week approximated $3.0 million in fiscal 1997. International operations are reported using a fiscal year ended November 30 (see Note 2 to consolidated financial statements).

YEAR ENDED JANUARY 2, 1999 ("FISCAL 1998") COMPARED TO YEAR ENDED
JANUARY 3, 1998 ("FISCAL 1997")

Consolidated Results

   NET SALES. Net sales during fiscal 1998 increased to $245.3 million from $186.4 million in fiscal 1997. The increase was primarily due to the acquisitions of Frame-n-Lens and New West in 1998 and a full year of operations from Midwest Vision which was acquired in October 1997. Comparable store sales in leased departments increased by 3% over levels recorded in fiscal 1997. Consolidated average weekly net sales per vision center decreased from $9,400 during fiscal 1997 to $7,800 in fiscal 1998, primarily as the result of recently acquired vision centers with lower net sales levels. Vision centers acquired in the Frame-n-Lens acquisition recorded significant negative comparable store sales and had a negative impact on results following the date of the acquisition. Continuation of this trend would have a negative impact on earnings and liquidity in 1999.

   For the core leased departments, average spectacle unit sales per week increased and the average spectacle transaction value decreased over that recorded in fiscal 1997, resulting in a net increase in spectacle sales for stores open for more than one year. Contact lens unit sales increased over the prior year, but such increase was more than offset by a decline in the average transaction value on disposable contacts resulting from competitive pressure on pricing. Sales under managed care plans increased over levels recorded in 1997.

   GROSS PROFIT.  Gross profit increased to $132.4 million in fiscal
1998 from $100 million in fiscal 1997. The increase was due to the increase in net sales described above. Gross profit percentage essentially remained even against levels recorded in fiscal 1997. Promotional monies from vendors and increased manufacturing efficiencies had a positive impact on gross profit. However, this was partially offset by the lower gross profit recorded at the vision centers acquired by the Company in 1998.

   SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense").
SG&A expense (which includes both operating expenses and home office overhead) increased to $121.4 million in 1998 from $89.2 million in 1997. As a percentage of sales, SG&A expense increased from 47.8% in 1997 to 49.5% in 1998. Administrative costs increased because of the acquisitions of Frame-n-Lens and New West. In 1998, the Company did not have the opportunity to fully eliminate duplicative administrative costs, but management expects to substantially complete this task during 1999. SG&A expense in 1998 included $800,000 of goodwill amortization relating to the recent acquisitions. Store expense as a percentage of sales was negatively affected by the vision centers recently acquired, which had higher store expenses as a percentage of sales than did the Company's other vision centers. SG&A expense as a percentage of net sales was positively affected by reduced incentive payment levels as a result of the Company's lower earnings in 1998 versus 1997. Additionally, reserves associated with managed care receivables were increased.

   OPERATING INCOME. Operating income for fiscal 1998 increased to $11.0 million from $10.8 million in fiscal 1997. As a percentage of net sales, operating income declined to 4.5% from 5.8% in fiscal 1997.
The decline was primarily due to the increase in SG&A expense discussed above and lower than expected operating margins from Frame-n-Lens. Before giving effect to the businesses acquired in 1998, operating income in 1998 improved 21 percent to $13.1 million from $10.8 million recorded in 1997. The Company's Mexican business operated at a break-even level in 1998, essentially flat against 1997 results. Mexican operating results do not include allocated corporate overhead, interest, and taxes.

   OTHER EXPENSE. Other expense increased from $1.6 million in 1997 to $5.5 million in 1998, primarily as a result of the interest expense arising out of the issuance of the Company's senior notes in October 1998 (see Note 6 to consolidated financial statements).

   PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pretax income was 37% in 1998 versus 40% in 1997, primarily as the result of the 1998 operating losses from Frame-n-Lens and New West. In 1999, the Company's effective income tax rate will approximate 48% of pretax income, due to the full utilization of the remaining net operating loss carryforwards related to the core business. In 1998, as well as 1999, the Company anticipates making cash payments for federal and state income taxes approximating 30% of consolidated pretax earnings primarily due to the utilization of alternative minimum tax credits.

   NET INCOME. Net income was $3.4 million, or $0.16 per share, as compared to net income of $5.6 million, or $0.27 per share, in 1997.

YEAR ENDED JANUARY 3, 1998 ("FISCAL 1997") COMPARED TO YEAR ENDED
DECEMBER 28, 1996 ("FISCAL 1996")

Consolidated Results

   NET SALES. Net sales during fiscal 1997 increased to $186.4 million from $160.4 million for the prior year. This increase was due to a 6.8% improvement in comparable store sales for domestic vision centers as well as an increase in the number of domestic vision centers. Consolidated average weekly net sales per vision center increased 1.1% from $9,300 during fiscal 1996 to $9,400 during fiscal 1997. This improvement was due primarily to the increase in comparable store sales on the domestic business, offset in part by the acquisition in the fourth quarter of 1997 of Midwest Vision. Average weekly net sales for vision centers open less than one year were lower than the average for vision centers open less than one year in fiscal 1996.

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

   SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $89.2 million in fiscal 1997 from $76.9 million in 1996. As a percentage of net sales, SG&A expense was 47.8% in 1997, compared to 48.0% for 1996. The decrease was due primarily to improved efficiencies at store level partially offset by increases in administrative expenses related to responsibilities assumed in connection with the ELI and SPI transactions which closed in January 1997 and transition costs resulting from the acquisition of Midwest Vision (see Notes 3 and 4 to consolidated financial statements).

   OPERATING INCOME. Operating income for fiscal 1997 increased to $10.8 million from $6.8 million in 1996 representing an increase in operating margin from 4.2% in 1996 to 5.8% in 1997. In addition, the Company's international operations generated an operating loss of $28,000 in fiscal 1997, as opposed to an operating loss of $612,000 in the comparable period a year ago. International operating results do not include allocated corporate overhead, interest, and taxes.

   OTHER EXPENSE. The decrease in other expense to $1.6 million, compared to $2.1 million in 1996, was due, for the most part, to reduced interest expense, resulting from the reduction of outstanding borrowings under the Company's credit facility (see Note 12 to consolidated financial statements).

   PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pre-tax income was 40%, which represents a tax provision of 39% on domestic earnings. Because of the Company's tax net operating loss carryforward position, fiscal 1997 earnings were not subject to regular Federal Income Tax. However, the Company was subject to Federal Alternative Minimum Tax and state income tax, which resulted in the Company making cash payments approximating 24% of consolidated pre-tax earnings.

   NET INCOME. Net income was $5.6 million, or $0.27 per share, as compared to net income of $3.5 million, or $0.17 per share, in 1996. The increase in net income of $2.1 million over fiscal 1996 represents a 60% increase in net income on a sales increase of 16%.

Inflation

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

Liquidity and Capital Resources

  The Company's historical capital requirements have been primarily for working capital, capital expenditures, and acquisitions. The Company's primary sources of capital to finance such needs have been cash flows from operations and borrowings under bank credit facilities. At January 3, 1998, the Company had in place a $45.0 million revolving credit facility (the "Prior Credit Facility"), under which $20 million was outstanding. During 1998, this credit facility was expanded to $60 million. The July 1998 acquisition of Frame-n-Lens was funded using borrowings under the Prior Credit Facility.

  On July 14, 1998, the Company announced that it had agreed to acquire New West. The closing of the New West acquisition was conditioned upon the Company's obtaining financing. To obtain such financing, the Company issued its $125 million Senior Notes due 2005 (the "Notes") on October 8, 1998 (see Note 6 to consolidated financial statements). The Company also entered into a new $25.0 million revolving credit facility (the "New Credit Facility") and utilized proceeds from the sale of the Notes to repay amounts outstanding under the Prior Credit Facility. The Company utilized proceeds from the New Credit Facility and the balance of proceeds from the Notes to consummate the acquisition of New West and to pay certain expenses associated with the acquisitions of Frame-n-Lens and New West and the New Credit Facility. At January 2, 1999, the Company had $6.0 million outstanding under the New Credit Facility.

  The Notes bear annual interest of 12 3/4 %, with interest payments due on April 15 and October 15 of each year. The Notes were sold at a discount for an aggregate price of $123.6 million. The Notes were issued pursuant to an indenture which contains customary provisions, including, limitations on incurrence of additional indebtedness; limitations on restricted payments; limitations on asset sales;
payment restrictions affecting subsidiaries; limitations on liens; limitations on transactions with affiliates; and other customary terms and provisions. In the event of a Change of Control (as defined), the Company will be required to offer to repurchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

  The Notes are guaranteed by a majority of the Company's subsidiaries and are redeemable at the option of the Company, in whole or in part, at 105% of their principal amount beginning October 15, 2003 and at 100% on or after October 15, 2004. In addition, the Company may, at its option, redeem up to 35% of the Notes, plus accrued interest, with the net cash proceeds of one or more equity offerings at a redemption price equal to 112.75% of the principal amount.

  In anticipation of the sales of the Notes, the Company entered into three anticipatory hedging transactions with a notional amount of $100 million. The interest rates on these instruments were tied to U.S. Treasury securities and ranged from 5.43% to 5.62%. The Company settled these transactions for approximately $4.6 million in September 1998. The settlement costs are treated as deferred financing costs amortized over the life of the Notes.

  On October 8, the Company entered into the New Credit Facility. The availability under the New Credit Facility is limited to certain percentages of accounts receivable, inventory and twelve-month trailing EBITDA (as defined). At January 2, 1999, the Company has availability under the New Credit Facility of up to $20 million. All obligations of the Company under the New Credit Facility are guaranteed by a majority of the Company's subsidiaries. Borrowings under the New Credit Facility are secured by substantially all assets of the Company and its subsidiaries.
  The New Credit Facility bears interest at rates per annum equal to, at the option of the Company, either (i) the applicable Reference Rate plus the applicable margin or (ii) the LIBOR rate plus the applicable margin. The applicable margin will be a maximum of 2.00% for the Reference Rate and 3.25% for the LIBOR rate, which may be reduced depending on the Company's ratio of total debt to EBITDA. The Company will pay a fee of 0.50% per annum on the unused portion of the New Credit Facility, which fee may be reduced depending on the Company's ratio of total debt to EBITDA.

  The New Credit Facility contains customary covenants, including, among others, covenants restricting the incurrence of indebtedness; the creation of liens; the guarantee of other indebtedness; certain investments; the declaration or payment of dividends; the repurchase or redemption of debt and equity securities of the Company; affiliate transactions and certain corporate transactions, such as sale and purchase of assets, mergers, or consolidations. The New Credit Facility also contains certain financial covenants relating to minimum EBITDA requirements, minimum fixed charge ratios, minimum interest and rent coverage ratios, maximum leverage ratios, and limitations on capital expenditures. The New Credit Facility also contains customary default provisions, including a material adverse change clause.

  At January 2, 1999, the Company had in place a $5 million interest rate swap which effectively converts the underlying variable rate debt based on LIBOR to fixed rate debt at a rate of approximately 9.4%.
The fair market value of the fixed rate hedge approximates book value at the end of 1998. Under existing accounting standards, this activity is accounted for as a hedging activity. The swap is settled every 90 days.

  As of January 2, 1999, the Company plans to open between 15 and 20 domestic vision centers in leased departments during the next 12 months. Consistent with prior years, the actual number of openings is dependent on the construction schedules of the host store. In addition, the Company plans to open up to 10 freestanding vision centers during the next 12 months. Average costs for opening domestic vision centers in leased departments have approximated $140,000 for fixed assets and $25,000 for inventory, whereas the costs for opening free-standing vision centers range from $100,000 to $140,000 for fixed assets and $20,000 for inventory. The Company incurs approximately $20,000 for pre-opening expenses for each opening of a domestic vision center. Prior to 1998, such costs were capitalized and amortized over 12 months. Effective in 1998, such costs are expensed as incurred in accordance with proposed AICPA Statement of Position, "Reporting on the Costs of Start-Up Activities." Capital for leasehold improvements and other fixed assets in Mexican vision centers is approximately $75,000 per vision center.

  The Company anticipates that internally generated funds, as well as funds available under the New Credit Facility, will be sufficient to fund ongoing operating costs associated with its current vision centers and vision centers currently scheduled to be opened during 1999. In light of the borrowing base limitations contained in the New Credit Facility, a downturn in revenues could require the Company to postpone or put off planned capital expenditures, including new store openings.

IMPACT OF THE YEAR 2000 ISSUE

  Generally, the Year 2000 risk involves computer software and hardware that are not able to perform without interruption into the Year 2000. The arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000. Should the Company's systems not correctly recognize this date change, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could result in the temporary inability to process transactions, send invoices or engage in similar normal business activities. If not adequately addressed by the Company or its suppliers or other companies with which it does business, the Year 2000 issue could result in a material adverse impact on the Company's financial condition and results of operations.

  The Company's State of Readiness

  The majority of the Company's internal information systems are currently Year 2000 compliant or in the process of being replaced with new fully-compliant systems. The Company's Year 2000 compliance plan includes (1) identifying all hardware and equipment that require upgrading and (2) identifying all application software that require upgrades or replacement to be Year 2000 compliant. The Company has utilized both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. Among the findings, the Company has identified approximately 300 point of sale systems that require hardware upgrades to be Year 2000 compliant, of which 285 have been replaced as of January 2, 1999.

  In November 1998, as part of its Year 2000 compliance efforts, the Company engaged an independent consulting firm to perform a risk assessment of its Year 2000 compliance project. The consulting firm's evaluation included both hardware infrastructure and software applications. Although the firm can make no guarantees, its findings confirmed that the Company has a sound Year 2000 compliance plan and is proceeding in accordance with its plan.

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

  Costs to Address Year 2000 Issues

  The total cost of software changes, hardware changes, testing, and implementation for Year 2000 compliance projects is estimated to be approximately $1.1 million. The Company has currently spent approximately $0.7 million for its Year 2000 project. The remaining planned expenditures of $0.4 million consist primarily of software application upgrades and remediation costs. Costs related to hardware and new software purchases will be capitalized as incurred and amortized over three to five years. These new system modifications have been initiated and are expected to be completed by the end of the third quarter of 1999.

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

  Risks of Third-Party Year 2000 Issues

  The impact of Year 2000 non-compliance by outside parties with whom the Company transacts business cannot be accurately gauged. Some of the Company's vendors, financial institutions, and managed care organizations utilize equipment to capture and transmit transactions. The Company is in the process of coordinating its Year 2000 compliance efforts with those organizations. The future cost of this transition is estimated by the Company to be minimal. No assurance can be given that such organizations will make their systems Year 2000 compliant. The failure of these organizations, particularly any third party billing or managed care payor organizations, to become Year 2000 compliant could have a material adverse affect on the Company.

  The Company's Contingency Plans

  The Company is developing contingency plans to address reasonably likely worst case Year 2000 scenarios. These scenarios include: (1) an interruption in the supply of goods and services from the Company's vendors; and (2) the failure of point of sale systems in individual retail stores.

  The Company has not yet completed its contingency planning with respect to these and other scenarios. It is contacting key vendors regarding Year 2000 compliance and attempting to gain assurance of the vendors' compliance programs. Should the Company believe that a key vendor will not be ready for the Year 2000 date change, the Company may purchase critical inventory from alternate acceptable vendors or stockpile important product lines. The Company believes that if the Company's point of sale systems fail, then the Company would be able to utilize manual systems until appropriate repairs or upgrades can be made.

DERIVATIVE FINANCIAL INSTRUMENTS

Market Risk

  Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company's risk management policies. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment.

Interest Rate Risk

  The Company borrows long-term debt under the New Credit Facility at variable interest rates indexed to LIBOR which exposes it to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, the Company enters into interest rate swap contracts to pay a fixed rate and receive a variable rate that is indexed to LIBOR. The ratio of the swap notional amount to the principal amount of variable rate debt issued changes periodically based on management's ongoing assessment of the future trend in interest rate movements. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment. The notional amount of fixed interest rate swaps in place at January 2, 1999 represents approximately 83% of Vista's variable rate debt.

  In anticipation of the sale of the Notes, Vista entered into three anticipatory hedging transactions with a notional amount of $100 million. The interest rates on these instruments were tied to U.S. Treasury securities and ranged from 5.43% to 5.62%. The Company settled these transactions for approximately $4.6 million in September 1998 with $0.6 million cash and additional borrowings of $4.0 million on the Prior Credit Facility. The settlement costs will be treated as deferred financing costs amortized over the life of the Notes.

Foreign Exchange Rate Risk

  The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52 -- Foreign Currency Translation. Consequently, in 1997, the financial statements of the Mexico operation were remeasured with the U.S. dollar as the functional currency. During 1997 and 1998, an immaterial loss resulted from changes in foreign currency rates between the peso and the U.S. dollar, as calculated in the remeasurement process, and was recorded in Vista's statement of operations. Continued increases in the conversion rate for the peso will generate further losses in future years.

OPTION TO EXTEND WAL-MART LICENSE AGREEMENT

  The Wal-Mart Agreement provides for a nine-year base term and a three-year option for each vision center, with the base term beginning on the date of opening. Vista opened six vision centers in 1990 under the Wal-Mart Agreement and 54 such vision centers in 1991, with additional vision centers being opened in subsequent years. Accordingly, beginning in 1999, the Company will determine whether to exercise options to extend the licenses for such vision centers. The Company will make such decisions based upon various factors, including the sales levels of each vision center, its estimated future profitability, increased minimum license fees charged by Wal-Mart during the option period, and other relevant factors.
Each option must be exercised at least six months prior to the expiration of the license for each vision center. Although the Company expects that it will extend the licenses of a substantial majority of these vision centers, no assurance can be given as to the number of vision centers the licenses of which will be extended.

RISK FACTORS

   Any expectations, beliefs, and other non-historical statements contained in this 10-K are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made in this Form 10-K concern the following matters:


     *  generation of EBITDA and cash flow;
     *  servicing of debt;
     * achievement of synergies, including planned consolidation of manufacturing facilities; planned opening of vision centers;
     *  funding of expansion through internal cash flow;
     *  planned development of software systems; Year 2000 compliance; and
     *  expected exercise of options under the Wal-Mart Agreement.

With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the following factors could materially affect the Company's actual results:

   - The Company's relationship with its host stores, including the Company's dependence on Wal-Mart for its current and continued operations.

   - The Company's significant leverage and limitations of availability under the New Credit Facility.

   - Operating factors affecting customer satisfaction and quality controls of the Company in optical manufacturing.

   - Risks associated with the integration of any acquired operations, including, without limitation, soft sales or failure to improve sales generated by acquired operations and, in addition, the inability of the Company to achieve synergies, including, without limitation, the inability of the Company to consolidate manufacturing facilities.

   - The Company's ability to obtain and retain managed care contracts and business. Management expects that managed care arrangements will become increasingly important in the optical industry.

   - Risks associated with managed care plans, including, without limitation, complexity of third party plans which may delay or impair the collectibility of third party claims, and the Company's dependence on third party reimbursement.

   - The Company's ongoing ability to generate continued sales and contribution improvement at its vision centers operated under the Wal-Mart Agreement, so as to justify the exercise of options to extend the licenses of vision centers.

   - Risks associated with the Company's Year 2000 compliance program, including, without limitation, the risks that third parties with whom the Company deals will not have systems which are Year 2000 compliant, and the risk that the Company's new point of sale system will not be timely developed or will not function as planned.

   - Pricing and other competitive factors, including, without limitation, increased price competition with respect to contact lenses.

   - Technological advances in the eyecare industry, such as new surgical procedures or medical devices, which could reduce the demand for the Company's products.

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

Recent Accounting Pronouncements

   Effective in 1997, the Company adopted Statement of Financial
Accounting Standards No. 128 ("SFAS 128") "Earnings per Share" and No.
129 ("SFAS 129") "Disclosure of Information and Capital Structure."
SFAS 128 simplifies the calculation of basic earnings per common share and diluted earnings per common share. Additionally, disclosure is required presenting a reconciliation of the computations for basic and diluted earnings per common share. The change in calculations did not change the Company's reported earnings per common share amounts presented in previous filings. SFAS 129 requires disclosure of the pertinent rights and privileges of all securities other than ordinary common stock. The Company has disclosed such information in previous years' annual reports filed on Form 10-K.

   In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The statement addresses the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements, as comprehensive income was equal to net income in 1998 and 1997 and was $81,000 lower than net income in 1996.

   Effective in 1997, the Company adopted Statement of Financial
Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The statement addresses reporting of segment information (see Note 15 to consolidated financial statements).

   In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will be effective in fiscal 2000. The Company is evaluating the effects of the adoption of this recent pronouncement.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements of the Company are included as a separate section of this Report commencing on page 25.


ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The section entitled "Election of Directors" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1999 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about the identification of directors.

ITEM 11.  EXECUTIVE COMPENSATION

   The section entitled "Compensation of Executive Officers" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1999 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   The section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1999 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about security ownership of certain beneficial owners and management.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section entitled "Compensation Committee Interlocks and Insider Participation" contained in the definitive proxy statement to holders of the Company's Common Stock in connection with the solicitation of proxies to be used in voting at the 1999 Annual Meeting of Shareholders is hereby incorporated by reference for the purpose of providing information about transactions with management and others and certain business relationships.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

   (a) (1) and (2) The Consolidated Financial Statements and Schedule of the Company and its subsidiaries are filed herewith as a separate section of this Report commencing on page 25.

   (3) The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number

2.1     -- Stock Purchase Agreement dated as of September 15, 1997 by and between the Company and Myrel Neumann, O.D., incorporated by reference to the Company's Form 10-K for the fiscal year ended January 3, 1998.

2.2     -- Stock Purchase Agreement dated as of June 9, 1998 by and among Frame-n-Lens Optical, Inc., the Company, and the Sellers named therein, incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 4, 1998.

2.3     -- Agreement and Plan of Merger dated as of July 13, 1998 by and among the Company, New West Eyeworks, Inc. and NW
           Acquisition Corp, incorporated by reference to the Company's
           Schedule 14D-1 filed with the Commission on July 20, 1998.

Exhibit
Number

3.1     -- Amended and Restated Articles of Incorporation of the
           Company, dated April 8, 1992, along with Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company dated January 17, 1997, and Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company dated December 31, 1998, incorporated by reference to the Company's Form 8-K filed with the Commission on January 6, 1999.

 3.2 -- Amended and Restated By-Laws of the Company, incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

 4.1 -- Form of Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

4.2     -- Rights Agreement dated as of January 17, 1997 between the
           Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

4.3     -- Indenture dated as of October 8, 1998, among the Company, the Guarantors and State Street Bank & Company, as Trustee (including form of Exchange Note), incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-71825, filed with the Commission on February 5, 1998, and amendments thereto.

4.4     -- Purchase Agreement dated as of October 8, 1998, among the
           Company, the Guarantors and the Initial Purchasers, incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-71825, filed with the Commission on February 5, 1998, and amendments thereto.

4.5     -- Registration Rights Agreement dated as of October 8, 1998, among the Company, the Guarantors and the Initial Purchasers, incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-71825, filed with the Commission on February 5, 1998, and amendments thereto.

10.1    -- Sublease Agreement, dated December 16, 1991, by and
           between Wal-Mart Stores, Inc. and the Company, incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

10.2    -- Form indemnification agreement for directors and executive officers of the Company, incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1992.

10.3    -- Vision Center Master License Agreement, dated as of June 16,
           1994, by and between Wal-Mart Stores, Inc. and the Company, incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1994. [Portions of Exhibit 10.3 have been omitted pursuant to an order for confidential treatment granted by the Commission. The omitted portions have been filed separately with the Commission.]

10.4++  -- Split Dollar Life Insurance Agreement, dated as of
           November 3, 1994, among the Company, A. Kimbrough Davis, as Trustee, and James W. Krause, incorporated by reference to the Company's Form 10-K for the fiscal year ended
           December 31, 1994.

10.5++  -- Level IV Management Incentive Plan, incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.

10.6    -- Agreement dated as of November 23, 1995 by and between
           Mexican Vision Associates Operadora, S. de R.L. de C.V. and Wal-Mart de Mexico, S.A. de C.V. in original Spanish and an uncertified English translation, incorporated by reference to the Company's Form 10-K for the fiscal year ended December 30, 1995. [Portions of Exhibit 10.6 have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed separately with the Commission.]

10.7++  -- Executive Relocation Policy, incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 30, 1996.

10.8++  -- Restated Stock Option and Incentive Award Plan,
           incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 29, 1996.

10.9++  -- First Amendment to Restated Stock Option and Incentive
           Award Plan, incorporated by reference to the Company's
           Form 10-Q for the quarterly period ended March 29, 1997.

10.10++ -- Form Change in Control Agreement for executive officers of the Company, incorporated by reference to the Company's Form 10-K for the fiscal year ended December 28, 1996.

10.11++ -- Form Restricted Stock Award, incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 29, 1997.

10.12++ -- Restated Non-Employee Director Stock Option Plan,
           incorporated by reference to the Company's Form 10-Q filed on June 28, 1997.

10.13   -- $45,000,000 Credit Agreement dated as of July 15, 1997
           among the Company, Wachovia Bank, N.A., and certain other banks, incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 27, 1997.

10.14++ -- Executive Deferred Compensation Plan, incorporated by reference to the Company's Form 10-K for the fiscal year ended January 3, 1998.

10.15   -- Credit Agreement dated October 8, 1998 by and among the
           Company, Bank of America, FSB, First Union National Bank and the financial institutions listed hereto, incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-71825, filed with the Commission on February 5, 1999, and amendments thereto.

21**    -- Subsidiaries of the Registrant.

23**    -- Consent by Arthur Andersen LLP.

27**    --  Financial Data Schedule.

**   Filed with this Form 10-K.

++ Management contract or compensatory plan or arrangement in which a director or named executive officer participates.

   (b) The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:.

         Date of Report     Item Reported      Financial Statements Filed
         --------------     -------------      --------------------------
         October 23, 1998   Item 2             Frame-n-Lens Financial Statements
         November 9, 1998   Item 2; Item 5

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     VISTA EYECARE, INC.


                     By:  /s/James W. Krause
                          James W. Krause
                          Chairman of the Board and Chief Executive
                          Officer and Director
Date: March 29, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 29, 1999, in the capacities indicated.

  Signature                 Title

  /s/ James W. Krause
_____________________________
  James W. Krause                       Chairman of the Board and
                                        Chief Executive Officer and Director

  /s/ Barry J. Feld
______________________________
  Barry J. Feld                         President and Chief Operating Officer
                                        and Director

  /s/ Angus C. Morrison
_____________________________
  Angus C. Morrison                     Senior Vice President, Chief Financial
                                        Officer, Treasurer, and Director
                                        (Principal Financial Officer)

  /s/ Timothy W. Ranney
_____________________________
  Timothy W. Ranney                     Vice President, Corporate Controller
                                        (Principal Accounting Officer)

  /s/ David I. Fuente
_____________________________
  David I. Fuente                       Director

  /s/ Ronald J. Green
_____________________________
  Ronald J. Green                       Director

   /s/ James E. Kanaley
______________________________
  James E. Kanaley                      Director

  /s/ Campbell B. Lanier, III
_____________________________
  Campbell B. Lanier, III               Director

  /s/ J. Smith Lanier, II
_____________________________
  J. Smith Lanier, II                   Director

                    VISTA EYECARE, INC. AND SUBSIDIARIES


            CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
     AS OF JANUARY 2, 1999, JANUARY 3, 1998 AND DECEMBER 28, 1996
                             TOGETHER WITH
                           AUDITORS' REPORT

                 VISTA EYECARE, INC. AND SUBSIDIARIES
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

   The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith in response to
Item 8 and Item 14(a)1 and to Item 14(a)2, respectively.

                                                                 Page
                                                                 ----

Report of Independent Public Accountants                           27

Consolidated Balance Sheets as of January 2, 1999 and
January 3, 1998                                                    28

Consolidated Statements of Operations for the
  Years Ended, January 2, 1999, January 3, 1998, and
  December 28, 1996                                                30

Consolidated Statements of Shareholders' Equity for
  the Years Ended January 2,1999, January 3, 1998,
  and December 28, 1996                                            31

Consolidated Statements of Cash Flows for the Years Ended
January 2, 1999, January 3, 1998, and December 28, 1996            32

Notes to Consolidated Financial Statements and Schedule            33

Schedule II, Valuation and Qualifying Accounts                     52

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the notes to consolidated financial statements and, therefore, have been omitted.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Vista Eyecare, Inc.
and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of VISTA EYECARE, INC. (a Georgia corporation, formerly National Vision Associates, Ltd.), AND SUBSIDIARIES as of January 2, 1999 and January 3, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Eyecare, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998 and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.

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



 ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 28, 1999

                                                      VISTA EYECARE, INC. AND SUBSIDIARIES

                                                           CONSOLIDATED BALANCE SHEETS
                                                       January 2, 1999 and January 3, 1998
                                                     (In thousands except share information)

                                                                                                 1998          1997
                                                                                              -----------  -----------
                                           ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                                   $    7,072   $    2,559
   Accounts receivable (net of allowance: 1998 - $1,516; 1997 - $762)                              10,135        6,066
   Inventories                                                                                     31,670       23,271
                                                                                               ----------   ----------
   Other current assets                                                                             2,899          759
                                                                                               ----------   ----------
      Total current assets                                                                         51,776       32,655
                                                                                               ----------   ----------
 PROPERTY AND EQUIPMENT:
   Equipment                                                                                       54,396       44,070
   Furniture and fixtures                                                                          23,124       20,366
   Leasehold improvements                                                                          26,806       15,005
   Construction in progress                                                                         2,022          893
                                                                                               ----------   ----------
                                                                                                  106,348       80,334
   Less accumulated depreciation                                                                  (48,305)     (36,692)
                                                                                               ----------   ----------
   Net property and equipment                                                                      58,043       43,642


 OTHER ASSETS AND DEFERRED COSTS
   (net of accumulated amortization:  1998 - $1,292; 1997 - $846)                                   9,953        1,015
 DEFERRED INCOME TAX ASSET                                                                            385           --
 GOODWILL AND OTHER INTANGIBLE ASSETS
   (net of accumulated amortization: 1998 - $2,544; 1997 - $733)                                  108,940        5,938
                                                                                               ----------   ----------
                                                                                               $  229,097   $   83,250
                                                                                               ==========   ==========

                                                                                                   1998        1997
                                                                                               ----------   ----------
                            LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                                                           $    18,925   $    7,252
   Accrued expenses and other current liabilities                                                  26,637       12,754
   Current portion long-term debt and capital lease obligations                                     2,006          478
                                                                                               ----------   ----------
      Total current liabilities                                                                    47,568       20,484

 SENIOR NOTES (net of discount:  1998 - $1,391)                                                   123,609           --

 REVOLVING CREDIT FACILITY                                                                          6,000       19,500
 OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                 7,223        4,225

 DEFERRED INCOME TAX LIABILITIES                                                                       --        2,673


 COMMITMENTS AND CONTINGENCIES (Note 9)

 SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                            --           --
    Common stock, $0.01 par value, 100,000,000 shares authorized, 21,166,612 and 20,819,955
      shares issued and outstanding as of January 2, 1999 and January 3, 1998, respectively           212          208
    Additional paid-in capital                                                                     47,964       43,053
    Retained earnings (deficit)                                                                       594       (2,820)
    Cumulative foreign currency translation                                                        (4,073)      (4,073)
                                                                                               ----------   ----------

         Total shareholders' equity                                                                44,697       36,368
                                                                                               ----------   ----------
                                                                                               $  229,097   $   83,250
                                                                                               ==========   ==========

      The accompanying notes are an integral part of these consolidated financial statements.


                                                               VISTA EYECARE, INC.

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the years ended January 2, 1999, January 3, 1998, and December 28, 1996
                                                   (In thousands except per share information)

                                                                                          1998          1997          1996
                                                                                      ----------    ----------     ----------
       NET SALES                                                                      $  245,331    $  186,354     $  160,376
       COST OF GOODS SOLD                                                                112,929        86,363         76,692
                                                                                      ----------    ----------     ----------
       GROSS PROFIT                                                                      132,402        99,991         83,684
       SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE                                      121,413        89,156         76,920

       OPERATING INCOME                                                                   10,989        10,835          6,764

       OTHER EXPENSE, NET                                                                  5,538         1,554          2,084
                                                                                      ----------    ----------     ----------
       INCOME BEFORE INCOME TAXES                                                          5,451         9,281          4,680
       PROVISION FOR INCOME TAXES                                                          2,037         3,708          1,200
                                                                                      ----------    ----------     ----------
       NET INCOME                                                                     $    3,414    $    5,573     $    3,480
                                                                                      ==========    ==========     ==========

       BASIC EARNINGS PER COMMON SHARE                                                $     0.16    $     0.27     $     0.17
                                                                                      ==========    ==========     ==========

       DILUTED EARNINGS PER COMMON SHARE                                              $     0.16    $     0.27     $     0.17
                                                                                      ==========    ==========     ==========

          The accompanying notes are an integral part of these consolidated financial statements.


                                                      VISTA EYECARE, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   For the years ended January 2, 1999, January 3, 1998, and December 28, 1996
                                                     (In thousands except share information)

                                                      Common Stock       Additional   Retained      Cumulative
                                                  ----------------------   Paid-In    Earnings      Translation
                                                  Shares          Amount   Capital    (Deficit)     Adjustments     Total
                                                  ------          ------ ----------   ---------     -----------   --------
       BALANCE, December 30, 1995                20,586,505       $  206 $ 42,147     $ (11,873)    $ (11,873)    $ 26,326
       Exercise of stock options                     58,247                    19                                       19
       Foreign currency translation                                                                        81           81
       Net Income                                                                         3,480                      3,480
                                                 ----------       ------ --------     ---------     ---------     --------
       BALANCE, December 28, 1996                20,644,752          206   42,166        (8,393)       (4,073)      29,906
       Issuance of common stock                     110,795            1      835                                      836
       Awards of restricted stock                    54,000            1       35                                       36
       Exercise of stock options                     10,408                    17                                       17
       Net income                                                                         5,573                      5,573
                                                 ----------       ------ --------     ---------     ---------     --------
       BALANCE, January 3, 1998                  20,819,955          208   43,053        (2,820)       (4,073)      36,368
       Awards of restricted stock                    52,000            1      121                                      122
       Exercise of stock options                    294,657            3    1,482                                    1,485
       Tax settlement (see Note 10)                                         3,308                                    3,308
       Net income                                                                         3,414                      3,414
                                                 ----------       ------ --------     ---------     ---------     --------
       BALANCE, January 2, 1999                  21,166,612       $  212 $ 47,964     $     594     $  (4,073)    $ 44,697
                                                 ==========       ====== ========     =========     =========     ========

          The accompanying notes are an integral part of these consolidated financial statements.

                                                      VISTA EYECARE, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the Years Ended January 2, 1999, January 3, 1998, and December 28, 1996
                                                                 (In thousands)

                                                                                 1998            1997            1996
                                                                                 ----            ----            ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $  3,414        $  5,573        $  3,480
       Adjustments to reconcile net income to
          net cash provided by (used in) operating activities:
            Depreciation and amortization                                       14,177          11,035          10,058
            Provision for deferred income tax expense                            1,173           1,441           1,002
            Changes in operating assets and liabilities, net of effects of acquisitions:
               Receivables                                                      (1,504)           (875)          2,224
               Inventories                                                       1,304           2,031          (2,594)
               Store preopening costs                                                             (643)           (657)
               Other current assets                                             (1,630)            612              67
               Other assets                                                        936             319             195
               Accounts payable                                                   (410)         (1,872)           (254)
               Accrued expenses                                                 (7,691)          3,117             979
                                                                              --------        --------        --------
                   Total adjustments                                             6,355          15,165          11,020
                                                                              --------        --------        --------
                   Net cash provided by operating activities                     9,769          20,738          14,500
                                                                              --------        --------        --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                       (9,183)         (8,049)         (2,713)
       Acquisitions, net of cash acquired                                      (97,357)         (1,772)           --
       Payment for non-competition agreement                                      --              (484)           --
       Purchase of assignment agreement                                           --              (500)           --
                                                                              --------        --------        --------
                   Net cash used in investing activities                      (106,540)        (10,805)         (2,713)
                                                                              --------        --------        --------
       CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of senior notes, net of discount                     123,580            --              --
       Advances on revolving credit facility                                    52,500           5,500           1,500
       Repayments on revolving credit facility                                 (66,000)        (12,500)        (13,000)
       Repayment of notes payable and capital leases                              (436)         (1,450)           (480)
       Proceeds from exercise of stock options                                   1,485              17              19
       Deferred financing costs                                                 (9,845)            (51)           (104)
                                                                              --------        --------        --------
                   Net cash provided by (used in) financing activities         101,284          (8,484)        (12,065)
                                                                              --------        --------        --------
       Effect of foreign currency exchange rate changes                             --              --              81
                                                                              --------        --------        --------
       NET INCREASE (DECREASE) IN CASH                                           4,513           1,449            (197)
       CASH, beginning of year                                                   2,559           1,110           1,307
                                                                              --------        --------        --------
       CASH, end of year                                                      $  7,072        $  2,559        $  1,110
                                                                              ========        ========        ========

            The accompanying notes are an integral part of these consolidated financial statements.

                   VISTA EYECARE, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


1.  ORGANIZATION AND OPERATIONS

   Vista Eyecare, Inc., formerly National Vision Associates, Ltd.,
(the "Company") is engaged in the retail sale of optical goods and services. The Company is largely dependent on Wal-Mart Stores, Inc. ("Wal-Mart") for continued operation of vision centers which generate a significant portion of the Company's revenues (see Note 3). In
October 1997, the Company acquired the capital stock of Midwest
Vision, Inc., a retail optical company with 51 locations in Minnesota and three adjoining states. In July 1998, the Company acquired the capital stock of Frame-n-Lens Optical, Inc., which operated approximately 280 vision centers, mainly in the western United States. In October 1998, the Company acquired the capital stock of New West Eyeworks, Inc. which operated approximately 175 vision centers in 13 states (see Note 4).

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Effective January 1, 1995, the Company changed its year end to a 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December 31. Pursuant to such calendar, financial information for each of 1998 and 1996 is presented for the 52-week period ended January 2 and December 28, respectively. Fiscal 1997 consisted of 53 weeks ended January 3, 1998. Due to various statutory and other considerations, international operations were not changed to this 52/53 week calendar. To allow for more timely consolidation and reporting, international operations are reported using a fiscal year ending November 30. Certain amounts in the January 3, 1998 and December 28, 1996 consolidated financial statements have been reclassified to conform to the January 2, 1999 presentation.

Revenue Recognition

   The Company recognizes revenues and the related costs from retail sales when at least 50% of the payment has been received.

Cash and Cash Equivalents

   The Company considers cash on hand, short-term cash investments, and checks that have not been processed by financial institutions to be cash and cash equivalents. The aggregate amount of outstanding checks not processed at January 2, 1999 was $816,000 (at January 3, 1998 - $381,000). The Company's policy is to maintain uninvested cash at minimal levels. Cash includes cash equivalents which represent highly liquid investments with a maturity of one month or less. The
carrying amount approximates fair value.   The Company restricts
investment of temporary cash investments to financial institutions with high credit standing.

Inventories

   Inventories are valued at the lower of weighted average cost or market. Market represents the net realizable value.

Store Preopening Costs

   Prior to 1998, preopening costs which were directly associated with the opening of new vision centers have been capitalized and amortized using the straight-line method over 12 months beginning with the commencement of each vision center's operations. The average cost capitalized per vision center approximated $20,000. Effective in 1998, preopening costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

Property and Equipment

   Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the assets' estimated useful lives or terms of the related leases, whichever is shorter. Accelerated depreciation methods are used for income tax reporting purposes. For financial reporting purposes, the useful lives used for computation of depreciation range from five to ten years for equipment, from three to nine years for furniture and fixtures, from three to six years for hardware and software related to information systems processing, and from five to nine years which approximate the remaining lease term for leasehold improvements. At the time property and equipment are retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income. Periodically, the Company evaluates the net book value of property and equipment for impairment. This evaluation is performed for retail locations and compares management's best estimate of future cash flows with the net book value of the property and equipment. Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized.

Balance Sheet Financial Instruments:  Fair Values

   The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for "Revolving Credit Facility- Long-Term" approximates fair value because the underlying instrument is a variable rate note that reprices frequently. The fair value of the Company's fixed interest rate swap agreements and fixed rate debt is based on estimates using standard pricing models that take into consideration current interest rate market conditions supplied by independent financial institutions.


   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the large number of individuals and entities comprising the Company's customer base.

Goodwill and other Intangible Assets

   Goodwill and other intangible assets represent the excess of the cost of net assets acquired in certain contract transactions and business acquisitions over their fair value. Such amounts are amortized over periods ranging from 11 years to 30 years. The adjustments to record assets and liabilities at fair market value are tentative. The Company is continuing its review of assets and liabilities to finalize the appropriate fair market values for the 1998 acquisitions. Any changes in valuation will be reflected as purchase price allocation adjustments in 1999 and may affect goodwill. The Company periodically evaluates the carrying value of goodwill and other intangible assets based on the expected future undiscounted operating cash flows of the related business unit. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at January 2, 1999.

Income Taxes

   Deferred income taxes are recorded using current enacted tax laws and rates. Deferred income taxes are provided for depreciation, store preopening costs, organization costs, inventory basis differences, and accrued expenses where there is a temporary difference in recording such items for financial reporting and income tax reporting purposes. Other Deferred Costs

   Other deferred costs include capitalized financing costs which are being amortized on a straight line basis over periods from three to seven years to correspond with the terms of the underlying debt. In addition, certain capitalized assets resulting from contractual obligations are included and are being amortized on a straight line basis over periods of up to five years.

Advertising and Promotion Expense

   Production costs of future media advertising and related promotion campaigns are deferred until the advertising events occur. All other advertising and promotion costs are expensed over the course of the year in which they are incurred.

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

3.  WAL-MART MASTER LICENSE AGREEMENT AND OTHER AGREEMENTS

   Wal-Mart Agreement
   ------------------

   In 1994, the Company and Wal-Mart replaced their original agreement with a new master license agreement (the "Wal-Mart Agreement"), which increased minimum and percentage license fees payable by the Company and also granted the Company the opportunity to operate up to 400 vision centers in existing and future Wal-Mart stores (365 vision centers were in operation under the Wal-Mart Agreement at fiscal year end 1998). In January 1995, the Company made a lump sum payment in exchange for such opportunity. The payment is being amortized over the initial term of the vision centers opened subsequent to January 1, 1995. In 1997, the Wal-Mart Agreement was amended to provide that Wal-Mart must, by April 1, 2000, grant the Company the opportunity to operate 400 vision centers under the Wal-Mart Agreement, and that, with one exception, all new vision centers opened after 1997 will be located in California and North Carolina. Each vision center covered by the Wal-Mart Agreement has a separate license. Pursuant to the Wal-Mart Agreement, the term of each such license is nine years with a renewable option for one additional three-year term. Percentage license fees remain the same over the nine-year base term and three-year option term, whereas minimum license fees increase during the three-year option term.

   Consulting and Management Agreement
   -----------------------------------

   Among other things, the Wal-Mart Agreement requires an independent, licensed optometrist to practice adjacent to or near each of the Company's vision centers for at least 48 hours per week. In 1990, the Company entered into a long-term consulting and management service agreement, as amended, with two companies (Eyecare Leasing, Inc. ("ELI") and Stewart-Phillips, Inc. ("SPI")) jointly owned by two shareholders to recruit such optometrists for certain of its vision centers. Subject to applicable state regulations, this agreement, among other things, required the Company to provide space and certain equipment to the optometrists for which the optometrists pay the Company an occupancy fee. In exchange for their services, ELI and SPI received certain fees under the agreement. Net of the fees paid to ELI and SPI, the Company received $2.9 million pursuant to this agreement during 1996. The net payments offset occupancy expense incurred by the Company. Occupancy expense is a component of cost of goods sold.

     In January 1997, the Company completed various transactions related to its relationship with each of ELI and SPI. The transactions involved the termination of such consulting agreement and transfer of the responsibilities of ELI and SPI to a subsidiary of the Company. As a result of these transactions, the Company acquired the right to the payments which otherwise would have been made to ELI and SPI under the consulting agreement. In 1997, the Company received occupancy fees of $4.0 million, which included $1.4 million of fees that would have been paid to ELI and SPI if the consulting agreement had been in effect for all of fiscal 1997. The aggregate cost of the transactions was $4.6 million, which was capitalized as an intangible asset and is being amortized over the remaining life of the original term of vision center leases. The Company made a lump sum payment of $500,000 at closing and entered into promissory obligations for the balance, payable over a 12-year period at 6.4% interest.

     Mexico Agreement
     ----------------

   In 1994, the Company opened 8 vision centers in stores owned and operated by Wal-Mart de Mexico, S.A. de C.V. ("Wal-Mart de Mexico"). In 1995, the Company completed the negotiation of a master license agreement governing these vision centers. Pursuant to this agreement, each vision center has an individual base term of five years from the date of opening, followed by two options (each for two years), and one option for one year. Each party has the right to terminate a location which fails to meet specified sales levels. The agreement provides for annual fees based on a minimum and percentage of sales. The agreement also gives the Company a right of first refusal to open vision centers in all stores in Mexico owned by Wal-Mart de Mexico.
As of January 2, 1999, the Company operated 26 vision centers in Wal-Mart de Mexico stores.

   Sam's Club
   ----------

   The Company also operates 121 vision centers in Sam's Club stores in 21 states. Each such vision center is subject to a separate lease, which provides for payment of percentage and minimum rent and other customary terms and conditions. The leases for these vision centers began expiring in 1998 and the term for the remaining leases will expire at various times through 2003. The Company has no option or right to extend the term of these leases.

   Fred Meyer
   ----------

   The Company operates 52 leased vision centers in stores owned by Fred Meyer. Each such vision center is subject to a separate lease, which provides for minimum and percentage rent and other customary terms and conditions. Generally, the term of each lease is for five years, with a five-year option.

4.   ACQUISITIONS

   On July 28, 1998, the Company acquired all the outstanding capital stock of Frame-n-Lens Optical, Inc. ("Frame-n-Lens") in a transaction accounted for as a purchase business combination. Prior to the acquisition, Frame-n-Lens operated approximately 280 retail optical centers in 23 states. The aggregate purchase price was $50 million of which $23 million was paid in cash and additional borrowings from the Company's credit facilities, $24 million was assumed in debt and liabilities, and $3 million was established as a deferred purchase obligation to be paid in quarterly installments over six years. The Company has the right to withhold payment of the deferred purchase obligation based upon the identification of any undisclosed liabilities.

   The excess of cost over fair value of assets acquired was $41 million, and is being amortized over 30 years using the straight-line method. At the date of acquisition the assets of Frame-in-lens included approximately $9 million of goodwill. Frame-n-Lens' financial position and results of operations are included with those of the Company for the periods subsequent to the date of the acquisition.

   On October 23, 1998, the Company acquired all the outstanding capital stock of New West Eyeworks, Inc. ("New West") in a transaction accounted for as a purchase business combination. Prior to the acquisition, New West operated approximately 175 retail optical centers in 13 states. The aggregate purchase price was $79 million, including the assumption of certain indebtedness and acquisition-related expenses which were paid with a portion of the proceeds of the Company's 12 3/4% Senior Notes due 2005 (the "Notes") (see Note 6 to consolidated financial statements). The excess of cost over fair value of the assets acquired was $64 million and is being amortized over 30 years using the straight-line method. New West's financial position and results of operations are included with those of the Company in the period subsequent to the date of the acquisition.

   The adjustments to record assets and liabilities at fair market value are tentative. The Company is continuing its review of assets and liabilities to finalize the appropriate fair market values. Any changes in valuation will be reflected as purchase price allocation adjustments in 1999.

   The following summary prepared on an unaudited basis presents the results of operations of the Company combined with Frame-n-Lens and New West as if the acquisitions had occurred at the beginning of the periods presented, after the impact of certain adjustments. These adjustments include 1) the cost savings related to the consolidation of duplicative manufacturing and administrative support facilities, 2) the amortization of goodwill, 3) increased interest expense on the acquisition debt, 4) elimination of interest on debt repaid with proceeds from the Notes and 5) the related income tax effects for the following years ended (amounts in thousands, except per share amounts):


                                           January 2,       January 3,
                                             1999             1998
                                          (unaudited)      (unaudited)
                                          ----------       -----------
 Net sales                                $  325,670       $ 313,937
 Operating income                         $   15,831       $  18,518
 Net income (loss)                        $   (2,811)      $    (475)
 Earnings (loss) per share                $    (0.13)      $   (0.02)
-----------------------------------------------------------------------

   The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had occurred as of the beginning of the periods presented.

   In October 1997, the Company acquired all the outstanding common stock of Midwest Vision, Inc. ("Midwest") in a transaction accounted for as a purchase business combination. Prior to the acquisition, Midwest operated 51 retail optical centers in Minnesota, Wisconsin, Iowa and North Dakota. The aggregate purchase price was approximately $5 million, including assumed long-term debt of approximately $1 million. The excess of cost over fair value of the assets acquired was $2 million and is being amortized on a straight-line basis over 15 years. The purchase price was paid in cash of $2 million, a note payable of $0.6 million and 110,975 shares of the Company's common stock. In addition, the Company issued a put option to the seller, entitling the seller to put such shares to the Company at $9.00 per share in January 2000. If the seller exercises the put option, the Company will settle the transaction by issuing additional shares to the seller such that the aggregate fair market value of the shares equals the aggregate guarantee value. The guarantee has been recorded at fair market value.

5.   INVENTORY

   The Company classifies inventory as finished goods if such inventory is readily available for sale to customers without assembly or value added processing. Finished goods include contact lenses, over the counter sunglasses and accessories. The Company classifies inventory as raw material if such inventory requires assembly or value added processing. This would include grinding a lens blank, "cutting" the lens in accordance with a prescription from an optometrist, and fitting the lens in a frame. Frames and uncut lens are considered raw material. A majority of the Company's sales represent custom orders; consequently, the majority of the Company's inventory is classified as raw material.

   Inventory balances, by classification, may be summarized as follows (amounts in thousands):

                                               1998           1997
                                            ---------      ---------
 Raw material                               $  22,814      $  15,646
 Finished goods                                 7,634          7,003
 Supplies                                       1,222            622
                                            ---------      ---------
                                            $  31,670      $  23,271
                                            =========      =========


6. LONG-TERM DEBT

   Senior Notes
   ------------

   On October 8, 1998, the Company issued its $125 million 12 3/4% Senior Notes due 2005 (the "Notes") pursuant to Rule 144A of the Securities
Act. The Notes, which were sold at a discount for an aggregate price of $123.6 million, require semiannual interest payments commencing on April 15, 1999. The Notes were issued pursuant to an indenture containing customary provisions including: limitations on incurrence of additional indebtedness; limitations on restricted payments; limitations on asset sales; payment restrictions affecting subsidiaries; limitations on liens; limitations on transactions with affiliates; and other customary terms. In the event of a Change of Control (as defined), the Company will be required to offer to repurchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are guaranteed by a majority of the Company's subsidiaries and are redeemable at the option of the Company, in whole or in part, at 105% of their principal amount beginning October 15, 2003 and at 100% on or after October 15, 2004. In addition, the Company may, at its option, redeem up to 35% of the Notes, plus accrued interest, with the net cash proceeds of one or more equity offerings at a redemption price equal to 112.75% of the principal amount (see Note 7 for financial information of guarantors).

   A portion of the proceeds from the Notes was utilized to extinguish outstanding indebtedness on the Company's existing credit facility (such credit facility was terminated simultaneously with the repayment), with the remainder to be utilized to complete the acquisition of New West and pay for miscellaneous expenses related to the acquisitions of Frame-n-Lens and New West.

   In anticipation of the Notes offering, the Company entered into three anticipatory hedging transactions with a notional amount of $100 million. The interest rates on these instruments were tied to U.S. Treasury securities and ranged from 5.43% to 5.62%. The Company settled these transactions for approximately $4.6 million. The settlement costs are being treated as deferred financing costs amortized over the life of the Notes.

   New Credit Facility
   -------------------

   On October 8, 1998, the Company entered into a new $25.0 million revolving credit facility (the "New Credit Facility"). The availability under the New Credit Facility is limited to certain percentages of accounts receivable, inventory and twelve-month trailing EBITDA. All obligations of the Company under the New Credit Facility are guaranteed by a majority of the Company's subsidiaries. Borrowings under the New Credit Facility will be secured by substantially all assets of the Company and its subsidiaries.

   The New Credit Facility bears interest at rates per annum equal to, at the option of the Company, either (i) the applicable Reference Rate plus the applicable margin or (ii) the LIBOR rate plus the applicable margin. The applicable margin will be a maximum of 2.00% for the Reference Rate and 3.25% for the LIBOR rate, which may be reduced depending on the Company's ratio of total debt to EBITDA. The Company will pay a fee of 0.50% per annum on the unused portion of the New Credit Facility, which may be reduced depending on the Company's ratio of total debt to EBITDA.

   The New Credit Facility contains customary covenants, including, among others: covenants restricting the incurrence of indebtedness; the creation of liens; the guarantee of other indebtedness; certain investments; the declaration or payment of dividends; the repurchase or redemption of debt and equity securities of the Company; affiliate transactions and certain corporate transactions, such as sale and purchase of assets, mergers, or consolidations. The New Credit Facility also contains certain financial covenants relating to minimum EBITDA requirements, minimum fixed charge ratios, minimum interest and rent coverage ratios, maximum leverage ratios, and limitations on capital expenditures. The New Credit Facility also contains customary default provisions, including a material adverse change clause.

   Other
   -----

   In July 1997, the Company entered into a syndicated $45 million two-year unsecured revolving credit facility (the "Prior Credit Facility"). Commitment fees payable on the average daily balance of the unused portion of the credit facility were 0.25% per annum in 1998 and 1997 and 0.50% per annum on the New Credit Facility. The Company paid approximately $710,110 and $125,611 in various fees related to the Prior and New Credit Facilities in 1998 and 1997, respectively. The applicable interest rate on the outstanding advances was based on certain financial covenants as defined in the new agreement.

     At January 2, 1999, the Company had in place a $5 million interest rate swap which effectively converts the underlying variable rate debt based on LIBOR to fixed rate debt at a rate of approximately 9.4%. The fair market value of the fixed rate hedge approximates book value at the end of 1998. Under existing accounting standards, this activity is accounted for as a hedging activity. The swap is settled every 90 days.

   The Company entered into unsecured promissory notes relative to various transactions completed with the Frame-n-Lens and New West acquisitions in 1998 and the ELI and Midwest Vision acquisitions in 1997 (see Notes 3 and 4). The notes are fixed rate instruments, with rates ranging from 6.4% to 8.5%. At January 2, 1999, future minimum principal payments on total indebtedness were as follows (amounts in thousands):

 1999                                           $     1,518
 2000                                                 1,349
 2001                                                 7,480
 2002                                                 1,032
 2003                                                   860
 Thereafter                                         125,714
                                                    -------
                                                $   137,953
                                                    =======

    Long-term debt obligations at January 2, 1999 and January 3, 1998 consisted of the following (amounts in thousands):

                                                                1998               1997
                                                             ---------          ----------
        12 3/4% Senior Notes Due 2005                        $ 125,000
        Discount on 12 3/4 % Senior Notes                       (1,391)
        Borrowings under New Credit Facility                     6,000
        Borrowings under Prior Credit Facility                                  $  19,500
        Other promissory notes                                   8,344              4,703
                                                             ---------          ---------
                                                             $ 137,953          $  24,203
        Less current portion                                     1,518                478
                                                             ---------          ---------
                                                             $ 136,435          $  23,725
                                                             =========          =========

   As of January 2, 1999, the Company had borrowed $6.0 million under the New Credit Facility at a weighted average interest rate of 9.0%. The aggregate fair value of the Company's long-term debt obligation under the New Credit Facility is estimated to approximate its carrying value.

7. FINANCIAL INFORMATION OF GUARANTORS

   The Company's wholly owned domestic subsidiaries, Midwest Vision, Inc.; NVAL Healthcare Systems, Inc.; International Vision Associates, Ltd.; Frame-n-Lens Optical, Inc.; Vision Administrators, Inc.; Family Vision Centers, Inc.; New West Eyeworks, Inc.; Alexis Holdings Company, Inc.; and Vista Eyecare Network, LLC (collectively, the "Guarantors"), have guaranteed on a senior unsecured basis, jointly and severally, the payment of the principal of, premium, if any, and interest on the Notes. Combined summarized financial information of the Guarantors is presented below (amounts in thousands):

 For the years ending:               January 2, 1999               January 3, 1998              December 28, 1996
                                     ---------------               ---------------              -----------------
 Net sales                             $   49,904                    $    3,540                    $     --
 Gross profit                          $   21,545                    $    1,816                    $     --
 Net income (loss)                     $   (2,861)                   $     (39)                    $     --

                                     January 2, 1999               January 3, 1998
                                     ----------------              ---------------
 Current assets                        $   22,080                    $   2,239
 Noncurrent assets                     $  124,772                    $   3,970
 Current liabilities                   $   18,979                    $     836
 Noncurrent liabilities                $    3,748                    $    --

8. RELATED-PARTY TRANSACTIONS

   In 1991, a receivable from the Company was assigned to a lease finance company which is owned by a shareholder/director of the Company. The Company made lease payments (including principal and interest) of $341,000 to this lease finance company in 1996. This lease was paid in full as of September 1996.

   During 1998, 1997, and 1996 the Company purchased its business and casualty insurance policies through an insurance agency in which a shareholder/director has a substantial ownership interest. Total premiums paid for policies acquired through the insurance company during 1998, 1997, and 1996 were approximately, $1,035,000, $905,000, and $844,000, respectively. The Audit Committee of the Company's Board of Directors has approved these purchases.

   In 1996, the Company's then Vice Chairman, was employed at an annual salary of $165,000 pursuant to an employment agreement with the Company with a term ending March 1, 2000. In connection with the Vice Chairman's resignation from the Board of Directors in February 1997, the employment agreement was terminated, and the Company (in exchange for a non-competition agreement through March 2000) paid him an amount equal to a discounted present value of the payments which would have been made under the employment agreement. The payment amount was capitalized as other deferred costs and will be amortized over the term of the non-compete agreement.

9. COMMITMENTS AND CONTINGENCIES

   Noncancelable Operating Lease and License Agreements
   ----------------------------------------------------

   As of January 2, 1999, the Company is a lessee under noncancelable operating lease agreements for certain equipment which expire at various dates through 2009. Additionally, the Company is required to pay minimum and percentage license fees pursuant to certain commercial leases and pursuant to its agreements with its host store companies.

   Effective December 20, 1991, the Company entered into a lease agreement with Wal-Mart for approximately 66,000 square feet of corporate office space. The term of the lease is ten years with a renewal option of seven years. The Company paid Wal-Mart approximately $215,000 annually in rental fees in 1998, 1997, and 1996.

   In connection with its acquisition of Midwest Vision, Inc. (see
Note 4), the Company entered into a ten-year lease for administrative headquarters and an optical laboratory located in St. Cloud, Minnesota. The facility is leased from the former owner of Midwest Vision. Lease expense on the headquarters and laboratory is approximately $6,667 monthly which, in the opinion of management, represents a fair market lease rate. Additionally, the Company assumed operating lease agreements in connection with 51 freestanding locations obtained from the acquisition. Lease expense on these leases is approximately $64,000 monthly.

   In connection with its acquisitions of Frame-n-Lens and New West
(see Note 4), the Company assumed operating lease agreements in connection with approximately 280 and 175 vision centers, respectively, obtained from the acquisitions. Through the Frame-n-Lens acquisition, the Company assumed a lease for a manufacturing and distribution facility located in Fullerton, California. This facility is subject to a lease with a term expiring on August 31, 2006. Lease expense is $408,000 annually for this facility.

   Aggregate future minimum payments under the license and lease arrangements are as follows (amounts in thousands):

                                                         Capital           Operating
                  Fiscal Year                             Leases             Leases
                  -----------                             ------             ------
 1999                                                    $   532          $  31,083
 2000                                                        264             27,739
 2001                                                        150             23,371
 2002                                                         35             17,959
 2003                                                        ---             12,915
 Thereafter                                                  ---             18,461
                                                         -------          ---------
 Total minimum lease payments                            $   981          $ 131,528
 Less amounts representing interest                           96          =========
                                                         -------
 Present value of minimum capital lease
    payments                                                 885

 Less current installments of obligations under              488
    capital leases                                       -------

 Obligations under capital leases excluding
    current installments                                 $   397
                                                         =======

     Total rental expenses related to cancelable and non-cancelable operating leases were approximately, $30.1 million $22.8 million, and $19.9 million for the years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

   Guy Laroche and Gitano Trademark Licenses
   -----------------------------------------

   The Company has a license agreement with Guy Laroche of North America, Inc., giving the Company the right to use the trademark "Guy Laroche" in its vision centers in North America. The agreement requires the Company to pay minimum and percentage royalties on retail and wholesale sales. The Guy Laroche agreement, as amended, expires on December 31, 2001. Under the Guy Laroche agreement, the Company paid $389,000, $397,000, and $238,000 in fees during 1998, 1997, and
1996, respectively.

   In 1998, 1997, and 1996, the Company paid $96,000, $121,000, and
$111,000 in fees to Gitano, Inc. and its successors in connection with a license agreement (which expired in 1998) which gave the Company the right to use the "Gitano" trademark in its vision centers.

   Change in Control and Other Arrangements
   ----------------------------------------

   There are agreements between the Company and twelve of its executive officers which provide severance benefits in the event of termination of employment under certain circumstances following a change in control of the Company (as defined). The circumstances are termination by the Company other than because of death or disability commencing prior to a threatened change in control (as defined), or for cause (as defined), or by the officer as the result of a voluntary termination (as defined). Following any such termination, in addition to compensation and benefits already earned, the officer will be entitled to receive a lump sum severance payment equal to up to three times the officer's annual rate of base salary. The term of each agreement is for a rolling three-years unless the Company gives notice that it does not wish to extend such term, in which case the term of the agreement would expire three years from the date of the notice.

   The Company's wholly-owned subsidiary, Frame-n-Lens, is currently under audit by the Internal Revenue Service for fiscal 1995.
Management believes that any potential liability resulting from this audit will not materially impact the Company's financial statements.

10. INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS No. 109) "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The components of the net deferred tax assets/(liabilities) are as follows (amounts in thousands):

                                           As of January 2,   As of January 3,
                                                 1999               1998
                                           ----------------   ----------------

 Total deferred tax (liabilities)              $ (9,001)          $  (9,005)
 Total deferred tax assets                       12,757               8,738
 Valuation allowance                             (3,371)             (2,406)
                                               --------           ---------
 Net deferred tax asset (liabilities)          $    385           $  (2,673)


     The sources of the difference between the financial accounting and tax basis of the Company's liabilities and assets which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows (amounts in thousands):

                                           As of January 2,   As of January 3,
                                                 1999               1998
                                           ----------------   ----------------
 Deferred tax liabilities:
   Depreciation                                $  4,691           $   5,506
   Reserve for foreign losses                     2,218               3,137
   Store preopening costs                          --                    99
   Other                                          2,092                 263
                                               --------           ---------
                                               $  9,001           $   9,005
                                               ========           =========
 Deferred tax assets:
   Accrued expenses and reserves               $  3,292           $   1,393
   Inventory basis differences                      456                 145
   Net operating loss carryforwards               5,507               4,677
   Alternative minimum tax                        2,483               2,117
   Other                                          1,019                 406
                                               --------           ---------

                                              $  12,757           $   8,738
                                              =========           =========

   The consolidated provision for income taxes consists of the following (amounts in thousands):

                                                 Year Ended
                                    ------------------------------------
                                     January 2,  January 3, December 28,
                                        1999        1998        1996
                                        ----        ----        ----
 Current:
    Federal                         $  1,426    $  1,937     $    135
    State                                191         330           63
                                    --------    ---------    --------
                                       1,617       2,267          198
                                    --------    ---------    --------
 Deferred:
    Federal                              338       1,296          897
    State                                 82         145          105
                                    --------    ---------    --------
                                         420       1,441        1,002
                                    --------    ---------    --------
 Total Provision for Income         $  2,037    $  3,708     $  1,200
   Taxes                            ========    ========     ========

   The tax expense differs from the amounts resulting from multiplying income before income taxes by the statutory federal income tax rate for the following reasons (amounts in thousands):

                                                                                    Year Ended
                                                                 -----------------------------------------------------
                                                                 January 2,         January 3,            December 28,
                                                                    1999               1998                   1996
                                                                 ----------         ----------            ------------
 Federal income tax at statutory rate                             $1,853             $3,156                   $1,591
 State income taxes, net of federal income tax benefit               180                314                       69
 Foreign losses not deductible for U.S. federal tax purposes          37                 65                       63
 Valuation allowance for U.S. federal and state taxes               (548)                                       (556)
 Nondeductible goodwill                                              292
 Other                                                               223                173                       33
                                                                  ------             ------                   ------
                                                                  $2,037             $3,708                   $1,200
                                                                  ======             ======                   ======

     At January 2, 1999, the Company had U.S. regular tax net operating loss carryforwards of $14 million that can reduce future federal income taxes. If not utilized, these carryforwards will expire beginning in 2007. The Company also has non-expiring alternative minimum tax credit carryforwards of $2.4 million available to offset future regular taxes.

   On July 28, 1998, the Company acquired all of the outstanding capital stock of Frame-n-Lens. The Company accounted for the acquisition as a purchase, with the excess of the purchase price over the fair value of the net assets acquired to be allocated to goodwill. Frame-n-Lens had net operating loss carryforwards of $1.4 million.

   On October 25, 1998, the Company acquired all of the outstanding common stock and common stock equivalents of New West. The Company accounted for the acquisition as a purchase, with the excess of the purchase price over the fair value of the net assets acquired to be allocated to goodwill. New West had net operating loss carryforwards of $5.7 million and $4.9 million for regular tax and alternative minimum tax purposes, respectively, which begin to expire in 2006. These net operating losses are subject to limitations from a prior ownership change.

   In 1990, as part of the ELI and SPI transaction (See Note 3 to consolidated financial statements), the Company entered into stock option agreements with the former principals. These stock options were exercised in 1992 and 1994. Upon exercise of all the options, the Company became entitled to a tax benefit valued at approximately $4.0 million. At that time, the Company recorded a valuation allowance against the tax benefit.

   In the first quarter of 1998, the Company and the Internal Revenue Service executed a definitive agreement to settle litigation in the U.S. Tax Court arising out of the grant and exercise of the options and the tax claimed by the Company in connection therewith. The settlement provided the Company substantially all of the deduction it had claimed. As a result of the settlement, the Company reassessed the realizability of related net operating loss carryforwards and accordingly, reduced the related valuation allowance in the first quarter. An after-tax benefit of $3.3 million was recorded as a contribution to capital and had no impact on earnings for financial reporting purposes.

   In Mexico, the location of the Company's foreign operations, the Company pays the greater of its income tax or an asset tax. Because the Company has operating losses in Mexico, the Company pays no income tax, but it is subject to the asset tax. Therefore, no provision for income taxes has been made on the Company's books for its operations in Mexico.

11. EARNINGS PER COMMON SHARE

   In 1997, the Company adopted SFAS No. 128, "Earnings per Share". Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the
year.   Diluted earnings per common share are computed as basic
earnings per common share, adjusted for outstanding stock options that are dilutive. The computation for basic and diluted earnings per share may be summarized as follows (amounts in thousands except per share information):


                                                                            1998              1997              1996
                                                                            ----              ----              ----
 Net Income                                                              $  3,414          $  5,573          $  3,480
                                                                         ========          ========          ========

 Weighted shares outstanding                                               20,949            20,676            20,618
 Basic earnings per share                                                $   0.16          $   0.27          $   0.17
                                                                         ========          ========          ========

 Weighted shares outstanding                                               20,949            20,676            20,618
 Net options issued to employees                                              285               163                88
                                                                         --------          --------          --------
 Aggregate shares outstanding                                              21,234            20,839            20,706
 Diluted earnings per share                                             $    0.16          $   0.27          $   0.17
                                                                        =========          ========          ========

     Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of diluted earnings per common share, using the treasury stock method, as of the date of the grant.

12.  SUPPLEMENTAL DISCLOSURE INFORMATION

     Supplemental disclosure information is as follows (amounts in thousands):

     (i) Supplemental Cash Flow Information

                                                                            1998              1997              1996
                                                                            ----              ----              ----
            Cash paid for
              Interest                                                     $2,257            $1,582            $2,565
              Income taxes                                                  1,918             2,383               149

     (ii) Supplemental Noncash Investing and Financial Activities

     The acquisition information relates to the Frame-n-Lens and New West acquisitions in 1998 and the ELI and SPI transactions and the purchase of Midwest Vision, Inc. in 1997 (see Notes 3 and 4).

                                                                                 1998              1997
                                                                              --------           --------
           Business acquisitions, net of cash acquired
              Fair value of assets acquired                                   $ 30,240           $  4,459
              Purchase price in excess of net assets acquired                  104,813              6,671
              Liabilities assumed                                              (37,696)            (8,022)
              Stock issued                                                       --                  (836)
                                                                              --------           --------
           Net cash paid for acquisitions                                     $ 97,357           $  2,272
                                                                              ========           ========

    (iii) Supplemental Balance Sheet Information

     Significant components of accrued expenses and other current liabilities may be summarized as follows:

                                                                                 1998              1997              1996
                                                                              ---------          --------          --------
           Accrued employee compensation and benefits                         $   6,966          $  5,425          $  2,903
           Accrued license fees                                                   2,184             2,349             1,851
           Accrued acquisition expenses                                           5,215               875              --

     (iv) Supplemental Income Statement Information

     The components of other expense, net, may be summarized as follows:

                                                                                  1998             1997               1996
                                                                              ---------          --------          --------
           Interest expense on debt and capital leases                        $   5,721          $  1,853          $  2,338
           Purchase discounts on invoice payments                                  (509)             (483)             (430)
           Finance fees and amortization of hedge and swap
              agreements                                                            407               236               230
           Interest income                                                          (86)              (38)              (66)
           Other                                                                      5               (14)               12
                                                                              ---------          --------          --------
                                                                              $   5,538          $  1,554          $  2,084
                                                                              =========          ========          ========

13. EQUITY TRANSACTIONS

   Employee Stock Option and Incentive Award Plan
   ----------------------------------------------

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

   Directors' Stock Option Plan
   ----------------------------

   In April 1997, the Company adopted the Restated Non-Employee Director Stock Option Plan (the "Directors' Plan"), pursuant to which stock options for up to 500,000 shares of Common Stock may be granted to non-employee directors. The Directors' Plan replaced and restated the Company's prior non-employee director stock option plan. The Directors' Plan provides for automatic grants of options to purchase 7,500 shares of the Company's common stock to each non-employee director serving on the date of each annual meeting of shareholders, beginning with the 1997 annual meeting. Of the options granted, 50% of the shares under each option are exercisable on the second anniversary of the grant date, 75% in three years, and 100% in four years. All option grants are at exercise prices no less than the market value of a share of Common Stock on the date of grant and are exercisable for a ten-year period. Options granted under the predecessor stock option plan are exercisable for a five-year period. Options covering 67,500 shares under the Directors' Plan were exercisable at January 2, 1999.

   All Stock Option Plans
   ----------------------

   All exercise prices represent the estimated fair value of the Common Stock on the date of grant as determined by the Board of Directors. Of the options granted, 50% of the shares under each option are exercisable after two years from the grant date, 75% in three years, and 100% in four years. Two executive officers were granted options the vesting of which can be accelerated if the Company obtains certain earnings per share goals.

   Stock option transactions during the three years ended January 2, 1999 were as follows:

                                                                     1998                1997                1996
                                                                  ---------           ---------           ---------
 Options outstanding beginning of year                            2,294,203           1,950,166           1,813,195
 Options granted                                                  1,171,750             631,864             395,305
 Options exercised                                                 (294,657)             (7,840)            (55,371)
 Options cancelled                                                 (588,916)           (279,987)           (202,963)
                                                                  ---------           ---------           ---------
 Options outstanding end of year                                  2,582,380           2,294,203           1,950,166
                                                                  =========           =========           =========
 Options exercisable end of year                                    748,803           1,020,674             734,109
                                                                  =========           =========           =========
 Weighted average option
    prices per share:
    Granted                                                       $  5.030             $  4.878            $  3.394
    Exercised                                                     $  4.989             $  2.168            $  0.278
    Cancelled                                                     $  9.461             $  9.640            $  7.816
 Outstanding at year end                                          $  4.881             $  6.028            $  6.904

 Options exercisable end of year                                  $  4.973             $  7.891            $  9.806

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company will continue to account for stock option awards in accordance with APB Opinion No. 25. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share information):

                                         1998              1997              1996
                                       --------          --------          ---------
 As reported:

   Net earnings                        $  3,414          $  5,573          $  3,480
                                       ========          ========          ========

   Earnings per share                  $  0.16           $  0.27           $  0.17
                                       ========          ========          ========
 Pro forma:

   Net earnings                        $  2,655          $  5,142          $  3,163
                                       ========          ========          ========

   Earnings per share                  $  0.13           $  0.25           $  0.15
                                       ========          ========          ========

     Basic and diluted earnings per share are the same for each year.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

                                         1998              1997              1996
                                       -------           -------           -------
 Dividend yield                          0.00%             0.00%             0.00%

 Expected volatility                       76%               74%               86%

 Risk free interest rates                4.87%             6.14%             5.90%

 Expected lives (years)                  4.91              4.51              4.34

The following table shows the options outstanding and the options exercisable with pertinent data related to each:

                                                             Options Outstanding                    Options Exercisable
-------------------------------------------------------------------------------------------------------------------------
                                                                  Weighted
                                                                   Average        Weighted        Number        Weighted
                                                   Number         Remaining        Average      Exercisable      Average
    Range of                                    Outstanding      Contractual      Exercise         As of        Exercise
    Exercise Prices                             as of 1/2/99        Life            Price         1/2/99          Price
--------------------------------------------------------------------------------------------------------------------------
    $3.12 - $4.81                                    997,727        7.58           $  3.983       213,000       $  3.598
    $4.88 - $5.31                                    992,600        7.86           $  5.248       133,750       $  5.104
    $5.38 - $7.81                                    592,053        3.43           $  5.778       402,053       $  5.658
                                                   ---------                                      -------
    $3.12 - $7.81                                  2,582,380        6.74           $  4.881       748,803       $  4.973

   Restricted Stock Awards
   -----------------------

   Restricted stock grants, with an outstanding balance of 106,000 shares at January 2, 1999, were awarded to certain officers and key employees which require five years of continuous employment from the date of grant before vesting and receiving the shares without restriction. The number of shares to be received without restriction is based on the Company's performance relative to a peer group of companies For awards made in 1998, restricted shares, to the extent not awarded after five years, vest after ten years of employment. Unamortized deferred compensation expense with respect to the restricted stock was $430,000 and $225,000 at January 2, 1999 and January 3, 1998, respectively, and is being amortized over the five-year vesting period. Deferred compensation expense aggregated $120,000 and $54,000 in 1998 and 1997, respectively. A summary of restricted stock granted during 1998 and 1997 is as follows:

                                                1998                 1997
                                              -------              -------
 Shares granted                                67,000               60,000
 Shares forfeited                              15,000                6,000
 Weighted-average fair value of
    stock granted during year                 $  5.34              $  4.81

   Preferred Stock
   ---------------

   The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $1 per share, with such terms, characteristics and designations as may be determined by the Board of Directors. No such shares are issued and outstanding.

   Shareholder Rights Plan
   -----------------------

   In January of 1997, the Company's Board of Directors approved a Shareholders Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one Right for each outstanding share of the Company's Common Stock held of record as of the close of business on January 27, 1997 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $0.01 per share, at a price of $40.00 (the "Purchase Price"), subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group (an "Acquiring Person") buys or announces a tender offer for 15% or more of the Company's Common Stock, or if any person or group has acquired such an interest, the acquisition by that person or group of an additional 2% of the Company's Common Stock. In the event the Rights become exercisable, then each Right will entitle the holder to receive that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security or securities of the Company) having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The Rights will expire on January 26, 2007, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per Right. In February 1998, the Company's Board of Directors amended the Rights Plan effective March 1, 1998 to provide that Rights under this plan can be redeemed and certain amendments to this plan can be effected only with the approval of the Continuing Directors, which are defined in the Rights Plan as the current directors and any future directors that are approved or recommended by Continuing Directors.

14.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

   Selected quarterly data for the Company for the fiscal years ended January 2, 1999 and January 3, 1998 is as follows (amounts in thousands except per share information). The fourth quarter of fiscal 1997 consisted of 14 weeks; all other quarters consisted of 13 weeks.

 FISCAL 1998                                                                      Quarter Ended
--------------------------------------------------------------------------------------------------------------------------
                                                          April 4             July 4          October 3        January 2
                                                        -----------         ----------      -------------    -------------
Net sales                                               $ 54,408            $ 51,037          $ 67,654          $ 72,232
Cost of goods sold                                        24,465              23,890            30,757            33,817
                                                        --------            --------          --------          --------
Gross profit                                              29,943              27,147            36,897            38,415
Selling, general, and administrative expense              25,557              23,286            32,995            39,575
                                                        --------            --------          --------          --------
Operating income (loss)                                    4,386               3,861             3,902            (1,160)
Other expense, net                                           277                 235               736             4,290
                                                        --------            --------          --------          --------
Income (loss) before income taxes                          4,109               3,626             3,166            (5,450)
Provision (benefit) for income taxes                         277               1,483             1,314            (2,417)
                                                        --------            --------          --------          --------
Net income (loss)                                          2,452               2,143             1,852            (3,033)
                                                        ========            ========          ========          ========

Basic earnings (loss) per common share                  $   0.12            $   0.10          $   0.09          ($  0.14)
                                                        ========            ========          ========          ========

Diluted earnings (loss) per common share                $   0.12            $   0.10          $   0.09          ($  0.14)
                                                        ========            ========          ========          =========

 FISCAL 1997                                                                      Quarter Ended
---------------------------------------------------------------------------------------------------------------------------
                                                          March 29           June 28         September 27      January 3
                                                        -----------         ----------      -------------    -------------
Net sales                                               $ 44,362            $ 44,512          $ 45,862          $ 51,618
Cost of goods sold                                        20,143              20,654            20,926            24,640
                                                        --------            --------          --------          --------
Gross profit                                              24,219              23,858            24,936            26,978
Selling, general, and administrative expense              20,971              20,793            21,559            25,833
                                                        --------            --------          --------          --------
Operating income                                           3,248               3,065             3,377             1,145
Other expense, net                                           488                 391               314               361
                                                        --------            --------          --------          --------
Income before income taxes                                 2,760               2,674             3,063               784
Profition for income taxes                                 1,107               1,054             1,204               343
                                                        --------            --------          --------          --------
Net income                                              $  1,653            $  1,620          $  1,859          $    441
                                                        ========            ========          ========          ========

Basic earnings per common share                         $   0.08            $   0.08          $   0.09          $   0.02
                                                        ========            ========          ========          ========

Diluted earnings per common share                       $   0.08            $   0.08          $   0.09          $   0.02
                                                        ========            ========          ========          ========

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

     Information relative to sales and identifiable assets for the

United States and Mexico for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996 are summarized in the following tables (amounts in thousands). Identifiable assets include all assets associated with operations in the indicated reportable segment excluding inter-company receivables and investments.

 1998                                               United States         Mexico           Other        Consolidated
                                                    -------------         ------           -----        ------------
     Sales                                            $  241,705         $  3,429          $  197        $  245,331
                                                      ==========         ========          ======        ==========

     Identifiable Assets                              $  226,797         $  2,160          $  140        $  229,097
                                                      ==========         ========          ======        ==========

 1997

     Sales                                            $  182,333         $  2,988         $ 1,033        $  186,354
                                                      ==========         ========          ======        ==========
     Identifiable Assets                             $    80,284         $  2,279         $   687        $   83,250
                                                      ==========         ========          ======        ==========
 1996

     Sales                                            $  156,599         $  2,068         $ 1,709        $  160,376
                                                      ==========         ========          ======        ==========
     Identifiable Assets                             $    72,209         $  1,811         $   544        $   74,564
                                                      ==========         ========          ======        ==========


                                                                   SCHEDULE II


                                                      VISTA EYECARE, INC. AND SUBSIDIARIES
                                                        VALUATION AND QUALIFYING ACCOUNTS
                                             January 2, 1999, January 3, 1998, and December 28, 1996
                                                                 (In thousands)

                                                               Additions
                                                 -------------------------------------
  Description                  Balance at            Charged to           Charged to                         Balance at
                          Beginning of Period    Cash and Expenses      Other Accounts      Deductions      End of Period
  -------------------     -------------------    -----------------      ---------------     ----------      -------------
  Year ended
  December 28, 1996
     Allowance for
     Uncollectible
     Accounts                    $  339                $  177                 --              $  163          $     353
  Receivable

  Year ended
  January 3, 1998
     Allowance for
     Uncollectible
     Accounts                    $  353                $  928                 --              $  519          $     762
  Receivable

  Year ended
  January 2, 1999
     Allowance for
     Uncollectible
     Accounts Receivable         $  762                $  900               $  726 <F1>       $  872          $  1,516

_________________
[FN]
<F1>  Relates to receivables acquired from Frame-n-Lens and New West.