Form 10-Q
period 1999-04-03
VISTA EYECARE INC
filed 1999-05-12
CIK 868263

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                   Commission File
ended April 3, 1999                                        Number 0-20001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----- -----

     The number of shares of Common Stock of the registrant outstanding as of April 22, 1999 was 21,179,103.

     The Exhibit Index is located at page 11.

                                 VISTA EYECARE, INC.

                                   FORM 10-Q INDEX

                                                                    Page of
                                                                    Form 10-Q
                                                                    ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           April 3, 1999 and January 2, 1999                            3

           Condensed Consolidated Statements of Operations -
           Three Months Ended April 3, 1999 and April 4, 1998           4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended April 3, 1999 and April 4, 1998           5

           Notes to Condensed Consolidated Financial Statements -       6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             11

                                          PART I
                                  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                           April 3, 1999 and January 2, 1999
                            (In thousands except share information)

                                                                                              April 3,           January 2,
                                                                                                1999                1999
                                                                                            ------------         ---------
                                                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                    $  5,838            $  7,072
 Accounts receivable (net of allowance: 1999-$1,514; 1998-$1,516)                               11,912              10,135
 Inventories                                                                                    33,100              31,670
 Other current assets                                                                            3,076               2,899
                                                                                               -------             -------
     Total current assets                                                                       53,926              51,776
                                                                                               -------             -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                      56,502              54,396
 Furniture and fixtures                                                                         24,849              23,124
 Leasehold improvements                                                                         27,397              26,806
 Construction in progress                                                                        1,842               2,022
                                                                                               -------             -------
                                                                                               110,590             106,348
 Less accumulated depreciation                                                                 (52,720)            (48,305)
                                                                                               -------             -------
 Net property and equipment                                                                     57,870              58,043
                                                                                               -------             -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
1999-$1,622; 1998-$1,292)                                                                        9,982               9,953

DEFERRED INCOME TAX ASSETS                                                                         --                  385

GOODWILL AND OTHER INTANGIBLE ASSETS (net of accumulated
 amortization: 1999-$3,466; 1998-$2,544)                                                       107,856             108,940
                                                                                               -------             -------
                                                                                              $229,634            $229,097
                                                                                               =======             =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                             $ 22,038            $ 18,925
 Accrued expenses and other current liabilities                                                 24,135              26,637
 Current portion long-term debt and capital lease obligations                                    2,032               2,006
                                                                                               -------             -------
     Total current liabilities                                                                  48,205              47,568
                                                                                               -------             -------
SENIOR NOTES (net of discount:  1999-$1,358; 1998-$1,391)                                      123,642             123,609

REVOLVING CREDIT FACILITY                                                                        4,500               6,000

OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                               6,701               7,223

DEFERRED INCOME TAX LIABILITIES                                                                    372                 --



COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                           --                  --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  21,168,728 and 21,166,612 shares issued and outstanding as
  of April 3, 1999 and January 2, 1999, respectively                                               212                 212
 Additional paid-in capital                                                                     48,016              47,964
 Retained earnings                                                                               2,059                 594
 Cumulative foreign currency translation                                                        (4,073)             (4,073)
                                                                                               -------             -------
      Total shareholders' equity                                                                46,214              44,697
                                                                                               -------             -------
                                                                                             $ 229,634           $ 229,097
                                                                                               =======             =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VISTA EYECARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands except per share information)
                                      (Unaudited)



                                                                              Three Months Ended
                                                                           ------------------------
                                                                           April 3,       April 4,
                                                                             1999           1998
                                                                             ----           ----

NET SALES                                                                  $86,634         $54,408
COST OF GOODS SOLD                                                          37,088          24,465
                                                                           -------         -------
GROSS PROFIT                                                                49,546          29,943
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSE                                                    42,446          25,557
                                                                           -------         -------
OPERATING INCOME                                                             7,100           4,386
OTHER EXPENSE, NET                                                           4,665             277
                                                                           -------         -------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                               2,435           4,109
PROVISION FOR INCOME TAXES                                                     970           1,657
                                                                           -------         -------
NET INCOME                                                                 $ 1,465         $ 2,452
                                                                           =======         =======

BASIC EARNINGS PER COMMON SHARE                                            $  0.07         $  0.12
                                                                           =======         =======

DILUTED EARNINGS PER COMMON SHARE                                          $  0.07         $  0.12
                                                                           =======         =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   VISTA EYECARE, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (In thousands)
                                                                              Three Months Ended
                                                                             -----------------------
                                                                             April 3,      April 4,
                                                                               1999          1998
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 1,465      $ 2,452
                                                                              -------      -------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
  Depreciation and amortization                                                 4,733        2,923
  Provision for deferred income tax expense                                       757        1,513
  Changes in operating assets and liabilities:
    Receivables                                                                (1,777)      (2,013)
    Inventories                                                                (1,430)        (358)
    Other current assets                                                         (177)        (298)
    Other assets                                                                    8           38
    Accounts payable                                                            3,113        3,014
    Accrued expenses and other current liabilities                             (2,502)      (2,974)
                                                                              -------      -------
        Total adjustments                                                       2,725        1,845
                                                                              -------      -------
        Net cash provided by operating activities                               4,190        4,297
                                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (3,447)      (2,900)
                                                                              -------      -------
        Net cash used in investing activities                                  (3,447)      (2,900)
                                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on revolving credit facility                                      (5,500)      (2,000)
  Advances on revolving credit facility                                         4,000           --
  Repayments on notes payable and capital leases                                 (495)        (214)
  Proceeds from issuance of common stock                                           18          191
                                                                              -------      -------
        Net cash used in financing activities                                  (1,977)      (2,023)
                                                                              -------      -------
NET INCREASE (DECREASE) IN CASH                                                (1,234)        (626)
CASH, beginning of period                                                       7,072        2,559
                                                                              -------      -------
CASH, end of period                                                           $ 5,838      $ 1,933
                                                                              =======      =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VISTA EYECARE, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      APRIL 3 1999
                                       (Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Vista Eyecare, Inc., formerly known as National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. Certain amounts in the April 4, 1998 condensed consolidated financial statements have been reclassified to conform to the April 3, 1999 presentation.

(2)  PROVISION FOR INCOME TAXES

     The effective income tax rate on consolidated pre-tax income in the first quarter of 1999 is 39.8%. This rate represents a tax provision of 50% on domestic earnings offset by $225,000 related to a partial reduction of the deferred tax liability associated with disposition activities that occurred in 1993. The Company anticipates a tax provision of approximately 50% on pre-tax earnings for the remainder of 1999. In 1999, the Company expects to make cash payments for federal and state income taxes approximating 30% of consolidated pretax earnings primarily due to the utilization of alternative minimum tax credit carryforwards.

(3)  EARNINGS PER COMMON SHARE

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

                                                      Three Months Ended
                                                  --------------------------
                                                  April 3,        April 4,
                                                    1999             1998
                                                    ----             ----

Net Income                                         $1,465           $2,452

Weighted Shares Outstanding                        21,063           20,771
  Basic Earnings per Share                         $ 0.07           $ 0.12

Weighted Shares Outstanding                        21,063           20,771
  Net Options Issued to Employees                     224              244

Aggregate Shares Outstanding                       21,287           21,015
  Diluted Earnings per Share                       $ 0.07           $ 0.12

     Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of diluted earnings per common share, using the treasury stock method, as of the date of the grant.

(4)  RELATED-PARTY TRANSACTIONS

     During the three months ended April 3, 1999 and April 4, 1998, the Company purchased its business and casualty insurance policies through an insurance agency in which a shareholder/director has a substantial ownership interest. Total premiums paid for policies acquired through the insurance company during the first quarter 1999 and 1998 were approximately $129,000 and $455,000, respectively.

(5)  SUPPLEMENTAL DISCLOSURE INFORMATION

     Inventory balances, by classification, may be summarized as follows:

                                      April 3,             January 2,
                                       1999                   1999
                                      ------                 ------
Raw Material                         $23,657                $22,814
Finished Goods                         8,224                  7,634
Supplies                               1,219                  1,222
                                      ------                 ------
                                     $33,100                $31,670
                                      ======                 ======

The components of other expense, net, may be summarized as follows:

                                      April 3,                April 4,
                                       1999                    1998
                                       -----                   -----
Interest expense on debt
  and capital leases                  $4,426                  $ 410
Purchase discounts on invoice
  payments                               (12)                  (145)
Finance fees and amortization of
  hedge and swap agreements              271                     30
Interest income                          (53)                   (15)
Other                                     33                     (3)
                                      ------                  ------
                                      $4,665                  $ 277
                                      ======                  ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At April 3, 1999, the Company operated 930 vision centers, versus 445 vision centers at April 3, 1998.

THREE MONTHS ENDED APRIL 3, 1999 (THE "CURRENT PERIOD") COMPARED TO THREE MONTHS ENDED APRIL 4, 1998 (THE "PRIOR PERIOD")

CONSOLIDATED RESULTS

     NET SALES. Net sales during the Current Period increased to $86.6 million from $54.4 million for the Prior Period due in part to the increase in the number of operating vision centers. Average weekly net sales per vision center decreased from $9,426 in the Prior Period to $7,208 in the Current Period, primarily as a result of lower average net sales per store recorded in vision centers acquired in the Frame-n-Lens and New West acquisitions.

     Net sales for the domestic host store business improved as a result of an increase in comparable store sales growth. During the Current Period, net sales growth for the acquired companies did not meet management expectations, due primarily to declines in comparable store sales in the vision centers acquired from Frame-n-Lens. As of April 3, 1999, the Company had converted substantially all free-standing stores in California, as well as the former Midwest Vision Stores, to the Vista Optical signage, merchandising, and sales format. Additionally, a substantial number of California free-standing locations implemented optometric coverage, and the Vista advertising campaign was initiated in full in March 1999.

     Net sales from international operations decreased to $877,000 in the three-month period ended February 28, 1999 from $1.1 million in the comparable period a year ago. The decrease is due primarily to the disposition of the Czech vision centers at the end of the first quarter 1998.

     GROSS PROFIT. In the Current Period, gross profit increased to $49.5 million from $29.9 million in the Prior Period. This increase was primarily due to the increased net sales described above. Gross profit as a percent of sales increased to 57.2% from 55.0% in the Prior Period. Such increase was due primarily to lower manufacturing costs due to the lab consolidation, renegotiated vendor arrangements, and vendor promotional monies. These improvements were offset in part by lower margins on disposable contact lenses as a result of price reductions taken in certain geographic regions due to competitive price pressures. Management expects continued pricing pressure in the disposable contact lens market.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $42.4 million in the Current Period from $25.6 million for the Prior Period. As a percentage of net sales, SG&A expense was 49.0% in the Current Period, compared to 47.0% for the Prior Period. This increase was due to
1) higher payroll costs as a percent of sales at the acquired Frame-n-Lens and New West stores, 2) an increase in advertising spending, 3) costs associated with placing doctors in the acquired stores, and 4) $872,000 of goodwill amortization related to the 1998 acquisitions of Frame-n-Lens and New West. These cost trends as a percent of sales are expected to continue.

     OPERATING INCOME. Operating income for the Current Period increased to $7.1 million from $4.4 million in the Prior Period. Operating income as a percent of sales was 8.2% in the Current Period, compared to 8.1% in the Prior Period. The Company's operations in Mexico (26 vision centers as of February 28, 1999) generated an operating profit of $34,000 in the three months ended February 28, 1999, as opposed to an operating profit of $6,000 in the comparable period a year ago. The international operating results do not include allocated corporate overhead, interest, and taxes.

     OTHER EXPENSE. The increase in other expense to $4.7 million, compared to $277,000 in the Prior Period, is due to increased interest costs arising out of the issuance of the Company's senior notes in October 1998. (See Note 5 to Condensed Consolidated Financial Statements.)

     PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pre-tax income in the first quarter of 1999 is 39.8%. This rate represents a tax provision of 50% on domestic earnings offset by $225,000 related to a partial reduction of the deferred tax liability associated with disposition activities that occurred in 1993. The Company anticipates a tax provision of approximately 50% on pre-tax earnings for the remainder of 1999. In 1999, the Company expects to make cash payments for federal and state income taxes approximating 30% of consolidated pretax earnings primarily due to the utilization of alternative minimum tax credit carryforwards.

     NET INCOME. Net income was $1.5 million, or $0.07 per share, as compared to net income of $2.5 million, or $0.12 per share, in the Prior Period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company opened 15 vision centers in the first quarter of 1999. As of April 3, 1999, the Company plans to open an additional 15 vision centers in the remainder of 1999. Consistent with prior years, the actual number of openings is dependent on various factors, including, but not limited to construction schedules, weather conditions, the Company's continued ability to obtain suitable locations, and changes in economic conditions such as inflation or recession. Average costs for opening domestic vision centers have approximated $140,000 for fixed assets and $25,000 for inventory, whereas the costs for opening free-standing vision centers range from $100,000 to $140,000 for fixed assets and $20,000 for inventory. The Company incurs approximately $20,000 for pre-opening expenses for each vision center opening. Pre-opening costs are expensed as incurred.

     At April 3, 1999, the Company had borrowed $4.5 million under its credit facility versus outstanding borrowings of $6.0 million as of January 2, 1999. At the end of the Current Period, the Company has availability under its credit facility of up to $23 million. Semi-annual interest payments are due on the Company's senior notes in April and October. The Company paid $8.3 million on April 15th for the first semi-annual interest payment. The Company anticipates that internally generated funds, as well as funds available under the Company's revolving credit facility, will be sufficient to fund ongoing operating costs, including interest payments, associated with its current vision centers and vision centers currently scheduled to be opened during 1999.

RISK FACTORS

     Any expectations, beliefs, and other non-historical statements contained in this Form 10-Q are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made in this Form 10-Q concern the following matters: planned opening of vision centers and funding of expansion through internal cash flow. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the factors listed in the Company's Report on Form 10-K for 1998 could materially affect the Company's actual results.

                                 PART II
                            OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

    The following exhibits are filed herewith or incorporated by reference:

                                                                                Exhibit
                                                                                Number
                                                                                -------

    Amended and Restated Articles of Incorporation                                3.1*

    Amended and Restated Bylaws                                                   3.2**

    Form of Common Stock Certificate                                              4.1***

    Financial Data Schedule                                                        27****

*Incorporated by reference to the Company's Form 8-K filed with the Commission on January 6, 1999.

**Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992,and amendments thereto.

***Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

****Filed with this Form 10-Q.

    (b) Reports on Form 8-K.

     The following current reports on Form 8-K and 8-K/A have been filed during the three months ended April 3, 1999:

                                                                 Financial
               Date of              Item                         Statements
     Report     Report            Reported     Description         Filed
     -------------------------------------------------------------------

     8-K       January 6, 1999     Item 5       Name Change          --
     8-K/A     January 8, 1999     Item 2       New West         New West
                                                  Acquisition      Financial
                                                                   Statements





                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISTA EYECARE, INC.



                                          By: _______________________
                                              Angus C. Morrison
                                              Angus C. Morrison
                                              Senior Vice President
                                              Chief Financial Officer




                                          By: _______________________
                                              Timothy W. Ranney
                                              Chief Accounting Officer

                                              May 12, 1999