Form 10-Q
period 1999-07-03
VISTA EYECARE INC
filed 1999-08-17
CIK 868263

                     SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                   Commission File
ended July 3, 1999                                         Number 0-20001

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

     The number of shares of Common Stock of the registrant outstanding as of August 11, 1999 was 21,179,103.

     The Exhibit Index is located at page 17.

                                 VISTA EYECARE, INC.

                                   FORM 10-Q INDEX

                                                                     Page of
                                                                    Form 10-Q
                                                                    ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           July 3, 1999 and January 2, 1999                             3

           Condensed Consolidated Statements of Operations -
           Three Months Ended July 3, 1999 and  July 4, 1998
           and Six Months Ended July 3, 1999 and  July 4, 1998          5

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended July 3, 1999 and  July 4, 1998              6

           Notes to Condensed Consolidated Financial Statements         7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10

PART II - OTHER INFORMATION
---------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         16

ITEM 5.    OTHER INFORMATION                                           17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            17

                                          PART I
                                  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                            July 3, 1999 and January 2, 1999
                         (In thousands except share information)

                                                                                               July 3,            January 2,
                                                                                                1999                1999
                                                                                            ------------         ---------
                                                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                   $   3,710            $  7,072
 Accounts receivable (net of allowance: 1999-$1,631; 1998-$1,516)                               13,671              10,135
 Inventories                                                                                    34,635              31,670
 Other current assets                                                                            5,143               2,899
                                                                                               -------             -------
     Total current assets                                                                       57,159              51,776
                                                                                               -------             -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                      55,328              54,396
 Furniture and fixtures                                                                         25,804              23,124
 Leasehold improvements                                                                         30,082              26,806
 Construction in progress                                                                        2,225               2,022
                                                                                               -------             -------
                                                                                               113,439             106,348
 Less accumulated depreciation                                                                 (55,364)            (48,305)
                                                                                               -------             -------
 Net property and equipment                                                                     58,075              58,043
                                                                                               -------             -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
1999-$1,950; 1998-$1,292)                                                                        9,936               9,953

DEFERRED INCOME TAX ASSETS                                                                         211                 385

GOODWILL AND OTHER INTANGIBLE ASSETS (net of accumulated
 amortization: 1999-$4,439; 1998-$2,544)                                                       107,131             108,940
                                                                                               -------             -------
                                                                                              $232,512            $229,097
                                                                                               =======             =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                             $ 23,518            $ 18,925
 Accrued expenses and other current liabilities                                                 19,444              26,637
 Current portion long-term debt and capital lease obligations                                    1,958               2,006
                                                                                               -------             -------
     Total current liabilities                                                                  44,920              47,568
                                                                                               -------             -------
SENIOR NOTES (net of discount:  1999-$1,324; 1998-$1,391)                                      123,676             123,609

REVOLVING CREDIT FACILITY                                                                       12,500               6,000

OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                               6,440               7,223

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                            --                  --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  21,179,103 and 21,166,612 shares issued and outstanding as
  of July 3, 1999, and January 2, 1999 respectively                                                212                 212
 Additional paid-in capital                                                                     48,088              47,964
 Retained earnings                                                                                 749                 594
 Cumulative foreign currency translation                                                        (4,073)             (4,073)
                                                                                               -------             -------
      Total shareholders' equity                                                                44,976              44,697
                                                                                               -------             -------
                                                                                            $  232,512           $ 229,097
                                                                                               =======             =======


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   VISTA EYECARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share information)
                                      (Unaudited)



                                                     Three Months Ended                 Six Months Ended
                                                  ------------------------          -------------------------
                                                  July 3,          July 4,          July 3,          July 4,
                                                  1999              1998             1999             1998
                                                    ----            ----              ----            ----

NET SALES                                         $82,531         $51,037         $ 169,166        $105,445
COST OF GOODS SOLD                                 36,745          23,890            73,833          48,355
                                                  -------         -------           -------         -------
GROSS PROFIT                                       45,786          27,147            95,333          57,090
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSE                           42,937          23,286            85,383          48,843
                                                  -------         -------           -------         -------
OPERATING INCOME                                    2,849           3,861             9,950           8,247
INTEREST EXPENSE, NET                               4,743             235             9,409             512
                                                  -------         -------           -------         -------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                     (1,894)          3,626               541           7,735
PROVISION (BENEFIT) FOR INCOME TAXES                 (584)          1,483               386           3,140
                                                  -------         -------           -------         -------
NET INCOME (LOSS)                                 $(1,310)        $ 2,143          $    155        $  4,595
                                                  =======         =======           =======         =======

BASIC EARNINGS (LOSS) PER COMMON SHARE            $ (0.06)        $  0.10          $   0.01        $   0.22
                                                  =======         =======           =======         =======

DILUTED EARNINGS (LOSS) PER COMMON SHARE          $ (0.06)        $  0.10          $   0.01        $   0.22
                                                  =======         =======           =======         =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   VISTA EYECARE, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (In thousands)
                                                                                Six Months Ended
                                                                             -----------------------
                                                                              July 3,       July 4,
                                                                               1999          1998
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   155      $ 4,595
                                                                              -------      -------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                                 9,375        6,934
  Provision for deferred income tax expense                                       174        2,711
  Changes in operating assets and liabilities,
  net of effects of acquisitions:
    Receivables                                                                (3,536)      (1,962)
    Inventories                                                                (2,965)         201
    Other current assets                                                       (2,244)        (651)
    Other assets                                                                 (160)          29
    Accounts payable                                                            4,593          119
    Accrued expenses and other current liabilities                             (7,193)      (3,118)
                                                                              -------      -------
        Total adjustments                                                      (1,956)       4,263
                                                                              -------      -------
        Net cash (used in) provided by operating activities                    (1,801)       8,858
                                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (7,287)      (5,968)
                                                                              -------      -------
        Net cash used in investing activities                                  (7,287)      (5,968)
                                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on revolving credit facility                                        14,000        1,000
  Repayments on revolving credit facility                                      (7,500)      (4,000)
  Repayments on notes payable                                                    (830)        (331)
  Proceeds from issuance of common stock                                           56          246
                                                                              -------      -------
        Net cash provided by (used in) financing activities                     5,726       (3,085)
                                                                              -------      -------
NET INCREASE (DECREASE) IN CASH                                                (3,362)        (195)
CASH, beginning of period                                                       7,072        2,559
                                                                              -------      -------
CASH, end of period                                                           $ 3,710      $ 2,364
                                                                              =======      =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VISTA EYECARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999
                                   (Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Vista Eyecare, Inc., formerly known as National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. Certain amounts in the July 4, 1998 condensed consolidated financial statements have been reclassified to conform to the July 3, 1999 presentation.

(2)  PROVISION FOR INCOME TAXES

     The effective income tax rate on the consolidated pre-tax loss in the second quarter of 1999 is 31%. The Company anticipates a tax provision of approximately 95% on pre-tax earnings for the remainder of 1999. This anticipated tax provision is the result of (a) the expectation that the Company will, for the second half of 1999, operate at close to a break-even level, and
(b) the amortization of approximately $1.7 million in non-deductible goodwill during the same period. In 1999, the Company expects to make cash payments for federal and state income taxes approximating 70% of consolidated pretax earnings.

(3)  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share were computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share were computed as basic earnings per common share, adjusted for outstanding stock options that are dilutive. The computation for basic and diluted earnings per share may be summarized as follows (amounts in thousands except per share information):


                                              Three Months Ended                Six Months Ended
                                          --------------------------       --------------------------

                                           July 3,          July 4,         July 3,          July 4,
                                            1999             1998            1999             1998
                                            ----             ----            ----             ----

Net Income (Loss)                         $(1,310)          $2,143          $  155           $4,595

Weighted Shares Outstanding                21,070           20,921          21,066           20,846
  Basic Earnings per Share                $ (0.06)          $ 0.10          $ 0.01           $ 0.22

Weighted Shares Outstanding                21,070           20,921          21,066           20,846
  Net Options Issued to Employees             *                547             215              396

Aggregate Shares Outstanding               21,070           21,468          21,281           21,242
  Diluted Earnings per Share              $ (0.06)          $ 0.10          $ 0.01           $ 0.22

*Net options issued to employees were not included in the diluted per share calculation because the effect of inclusion would be anti-dilutive.


    Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of diluted earnings per common share, using the treasury stock method, as of the date of the grant.

(4)  RELATED-PARTY TRANSACTIONS

     During the three months ended July 3, 1999 and July 4, 1998, the Company purchased its business and casualty insurance policies through an insurance agency in which a shareholder/director has a substantial ownership interest. Total premiums paid for policies acquired through the insurance company during the second quarter 1999 and 1998 were approximately $288,000 and $186,000, respectively.

(5)  SUPPLEMENTAL DISCLOSURE INFORMATION

     Inventory balances, by classification, may be summarized as follows:


                                      July 3,               January 2,
                                       1999                   1999
                                      ------                 ------
Raw Material                         $24,346                $22,814
Finished Goods                         9,190                  7,634
Supplies                               1,099                  1,222
                                      ------                 ------
                                     $34,635                $31,670
                                      ======                 ======

The components of interest expense, net, may be summarized as follows:

                                             Three Months Ended                      Six Months Ended
                                      ------------------------------            ---------------------------
                                      July 3,                 July 4,            July 3,            July 4,
                                       1999                    1998               1999               1998
                                       -----                   -----             -----              -----
Interest expense on debt
  and capital leases                  $4,491                  $ 357              $8,917             $ 767
Purchase discounts on invoice
  payments                               (24)                  (153)                (36)             (298)
Finance fees and amortization of
  hedge and swap agreements              298                     42                 569                72
Interest income                          (17)                    (8)                (70)              (23)
Other                                     (5)                    (3)                 29                (6)
                                      ------                  ------             ------             ------
                                      $4,743                  $ 235              $9,409             $ 512
                                      ======                  ======             ======             ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At July 3, 1999, the Company operated 930 vision centers, versus 453 vision centers at July 4, 1998.

THREE MONTHS ENDED JULY 3, 1999 (THE "CURRENT THREE MONTHS") COMPARED TO THREE MONTHS ENDED JULY 4, 1998 (THE "PRIOR THREE MONTHS")

CONSOLIDATED RESULTS

     NET SALES. Net sales during the Current Three Months increased to $82.5 million from $51.0 million for the Prior Three Months due in substantial part to the increase in the number of operating vision centers. Average weekly net sales per vision center decreased from $8,780 in the Prior Three Months to $6,830 in the Current Three Months, primarily as a result of lower average net sales per store recorded in vision centers acquired in the Frame-n-Lens and New West acquisitions (the "Acquired Vision Centers").

     Net sales for the domestic host store business improved as a result of a 5% increase in comparable store sales growth. The Acquired Vision Centers, particularly those acquired from Frame-n-Lens, experienced significant negative comparable store sales and had a substantial negative impact on results and liquidity during the period. Management continues to concentrate on improving the performance of the Acquired Vision Centers and has implemented various measures including intensive training programs and increased in-store marketing programs and special promotions for these vision centers. No assurances can be given that net sales levels at the Acquired Vision Centers will improve. Failure to improve such sales levels will have a substantial negative impact on earnings and liquidity.

     Net sales from international operations increased to $995,000 in the three-month period ended May 31, 1999 from $859,000 in the comparable period a year ago.

     GROSS PROFIT. In the Current Three Months, gross profit increased to $45.8 million from $27.1 million in the Prior Three Months. This increase was primarily due to the increased net sales described above. Gross profit as a percent of sales increased to 55.5% from 53.2% in the Prior Three Months. Such increase was due primarily to (a) lower manufacturing costs due to the consolidation of manufacturing facilities and (b) lower material costs due to increased purchasing leverage. These improvements were offset in part by lower margins on disposable contact lenses as a result of price reductions taken in certain geographic regions due to competitive price pressures. Management expects continued pricing pressure in the disposable contact lens market.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $42.9 million in the Current Three Months from $23.3 million for the Prior Three Months. The increase was due to the increase in the number of vision centers. As a percentage of net sales, SG&A expense was 52.0% in the Current Three Months, compared to 45.6% for the Prior Three Months. This increase was due to higher payroll costs as a percentage of sales at the Acquired Vision Centers; increased spending for advertising; costs associated with placing doctors in the Acquired Vision Centers; and $872,000 of goodwill amortization related to the 1998 acquisitions of Frame-n-Lens and New West.

     OPERATING INCOME. Operating income for the Current Three Months decreased to $2.8 million from $3.9 million in the Prior Three Months. Operating income as a percentage of sales was 3.5% in the Current Three Months, compared to 7.6% in the Prior Three Months. The Company's operations in Mexico (26 vision centers as of May 31, 1999) generated an operating profit of $19,000 in the three months ended May 31, 1999, as opposed to an operating loss of $63,000 in the comparable period a year ago. The international operating results do not include allocated corporate overhead, interest, and taxes.

     INTEREST EXPENSE. The increase in interest expense to $4.7 million, compared to $235,000 in the Prior Three Months, is due to increased interest costs arising out of the issuance of the Company's senior notes in October 1998.

     PROVISION  FOR  INCOME  TAXES.   The  effective  income  tax  rate  on  the
consolidated pre-tax loss in the second quarter of 1999 is 31%. The Company anticipates a tax provision of approximately 95% on pre-tax earnings for the remainder of 1999. This anticipated tax provision is the result of (a) the expectation that the Company will, for the second half of 1999, operate at close to a break-even level, and (b) the amortization of approximately $1.7 million in non-deductible goodwill during the same period. In 1999, the Company expects to make cash payments for federal and state income taxes approximating 70% of consolidated pretax earnings.

     NET INCOME. The Company posted a net loss of $1.3 million, or $0.06 per share, versus net income of $2.1 million, or $0.10 per share, in the Prior Three Months.

SIX MONTHS ENDED JULY 3, 1999 (THE "CURRENT SIX MONTHS") COMPARED TO SIX MONTHS ENDED JULY 4, 1998 (THE "PRIOR SIX MONTHS")


     NET SALES. Net sales during the Current Six Months increased to $169.2 million from $105.4 million for the Prior Six Months. Average weekly net sales per vision center decreased from $9,080 during the Prior Six Months to $7,020 during the Current Six Months. The decrease is due primarily to the low average weekly net sales from the Acquired Vision Centers. The average weekly net sales for the domestic host store business increased by 4.0%.

     Net sales from international operations in the six-month period ended May 31, 1998 decreased slightly to $1.9 million from $2 million recorded in the comparable period ended May 31, 1998, due to the disposition of the Czech operations at the end of the first quarter 1998.

     GROSS PROFIT. For the Current Six Months, gross profit increased to $95.3 million from $57.1 million in the Prior Six Months. This increase was primarily due to the increased net sales described above. Gross profit as a percentage of sales increased from 54.1% in the Prior Six Months to 56.4% in the Current Six Months. The increase was due primarily to lower manufacturing costs due to the consolidation of manufacturing facilities and lower material costs due to increased purchasing leverage.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $85.4 million in the Current Six Months from $48.8 million for the Prior Six Months, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense increased to 50.5% in the Current Six Months, from 46.3% for the Prior Six Months. The percentage increase was due primarily to low sales levels recorded at the Acquired Vision Centers.

     OPERATING INCOME. Operating income for the Current Six Months increased to $10.0 million, a 22% increase over $8.2 million in the Prior Six Months. International operations generated an operating profit (which excludes allocated corporate overhead, interest, and taxes) of $53,000 for the six months ended May 31, 1999 as opposed to an operating loss of $80,000 in the comparable period a year ago.

     INTEREST EXPENSE. The increase in interest expense to $9.4 million, compared to $512,000 in the Prior Period, is due to increased interest costs arising out of the issuance of the Company's senior notes in October 1998.

     PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pre-tax income in the Current Six Months is 71%. This rate represents a tax provision of 113% on domestic earnings, offset by $225,000 related to a partial reduction of the deferred tax liability associated with disposition activities that occurred in 1993. The Company anticipates a tax provision of approximately 95% on pre-tax earnings for the remainder of 1999. This anticipated tax provision is the result of (a) the expectation that the Company will, for the second half of 1999, operate at close to a break-even level, and (b) the amortization of approximately $1.7 million in non-deductible goodwill during the same period.

     NET INCOME. Net income was $155,000, or $0.01 per share, as compared to net income of $4.6 million, or $0.22 per share, in the Prior Six Months.

LIQUIDITY AND CAPITAL RESOURCES

     The Company opened four vision centers and closed four vision centers in the second quarter of 1999. As of July 3, 1999, the Company plans to open an additional ten vision centers in the remainder of 1999. The actual number of openings is dependent on various factors, including, but not limited to construction schedules, weather conditions, the Company's continued ability to obtain suitable locations, and changes in economic conditions such as inflation or recession. Average costs for opening domestic host vision centers have approximated $140,000 for fixed assets and $35,000 for inventory, whereas the costs for opening free-standing vision centers range from $120,000 to $155,000 for fixed assets and $20,000 for inventory. The Company incurs approximately $20,000 for pre-opening expenses for each vision center opening. These costs are expensed as incurred.

     At July 3, 1999, the Company had borrowed $12.5 million under its credit facility versus outstanding borrowings of $6.0 million as of January 2, 1999. At the end of the second quarter, the Company has availability under its credit facility of up to $25 million subject to borrowing base limitations. Semi-annual interest payments are due on the Company's senior notes in April and October. The Company paid $8.3 million on April 15th for the first semi-annual interest payment. The Company anticipates that internally generated funds, as well as funds available under the Company's revolving credit facility, will be sufficient to fund ongoing operating costs, including interest payments, associated with its current vision centers and vision centers currently scheduled to be opened during 1999. Due to seasonality, the Company typically experiences reduced sales, margins and cashflow in the fourth quarter. Continued negative sales trends from the Acquired Vision Centers would have a negative impact on the Company's liquidity, particularly during the fourth quarter.

IMPACT OF THE YEAR 2000 ISSUE

     The Company's State of Readiness

     The majority of the Company's internal information systems are currently Year 2000 compliant or in the process of being replaced with new fully-compliant systems. The Company's Year 2000 compliance plan includes (1) identifying all hardware and equipment that require upgrading and (2) identifying all application software that require upgrades or replacement to be Year 2000 compliant. The Company has utilized both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. Among the findings, the Company has identified approximately 300 point of sale systems that require hardware upgrades to be Year 2000 compliant, of which 285 have been replaced as of July 3, 1999. The remaining systems will be replaced in the second half of 1999.

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

     The Company is in the process of completing the development and testing of a new point of sale software system which is scheduled to be in the retail stores by the end of the fourth quarter of 1999. The primary purpose of the system is to upgrade data processing, broaden in-store capabilities, and improve the accuracy of processing managed care sales transactions. In addition to the above improvements, the system will be designed to be Year 2000 compliant. No assurance can be given that the system will perform as planned or that it will not cause disruptions at the retail or administrative levels of the organization. Such disruptions could have a material, adverse impact on the Company.

     Costs to Address Year 2000 Issues

     The total cost of software changes, hardware changes, testing, and implementation for Year 2000 compliance projects is estimated to be approximately $1.1 million. The Company has currently spent approximately $0.9 million for its Year 2000 project. The remaining planned expenditures of $0.2 million consist primarily of software application upgrades and remediation costs. Costs related to hardware and new software purchases will be capitalized as incurred and amortized over three to five years. These new system modifications have been initiated and are expected to be completed by the end of the third quarter of 1999.

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

     The Company has not yet completed its contingency planning with respect to these and other scenarios. It is contacting key vendors regarding Year 2000 compliance and attempting to gain assurance of the vendors' compliance programs. Should the Company believe that a key vendor will not be ready for the Year 2000 date change, the Company may purchase critical inventory from alternate acceptable vendors or stockpile important product lines. The Company believes that if the Company's point of sale systems fail, then the Company would be able to utilize manual processes until appropriate repairs or upgrades can be made.

RISK FACTORS

     Any expectations, beliefs, and other non-historical statements contained in this Form 10-Q are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the Company's liquidity. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the factors described as "Risk Factors" in the Company's Report on Form 10-K for 1998 could materially affect the Company's actual results.

                             PART II
                        OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     At the 1999 Annual Meeting of Shareholders (held on April 22, 1999), the shareholders voted upon and elected management's nominees for directors. The results of the voting are as follows:


         DIRECTORS            VOTES FOR        VOTES        VOTES WITHHELD       ABSTENTIONS        BROKER
                                              AGAINST                                              NON-VOTES
  Barry J. Feld              17,957,806                         77,741

  David I. Fuente            17,933,706                        101,841

  Ronald J. Green            17,939,456                         96,091

  James E. Kanaley           17,929,171                        106,376

  Campbell B. Lanier, III    17,937,856                         97,691

  J. Smith Lanier, II        17,936,246                         99,301

  James W. Krause            17,895,806                        139,741


     At same meeting, the shareholders approved an amendment to the Company's Restated Stock Option and Incentive Award Plan, increasing the number of shares authorized thereunder from 3,350,000 to 4,350,000 shares. A total of 17,447,913 shares were voted in favor of the amendment; 586,180 shares were voted against the amendment; and votes representing 1,454 shares were withheld.

ITEM 5.  OTHER INFORMATION

A.   Listing of Company's Common Stock

     On August 3, 1999, NASDAQ notified the Company that it did not meet the requirements for continued listing of its Common Stock on the NASDAQ National Market System. The Company is evaluating various alternatives, including the possibility of listing its Common Stock on the NASDAQ SmallCap Market.

B.   Change of Transfer Agent

     On June 1, 1999, the Company appointed First Union National Bank, Charlotte, North Carolina as its transfer agent.

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

***Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

****Filed with this Form 10-Q.


    (b)  Reports on Form 8-K.

     The following current reports on Form 8-K and 8-K/A have been filed during the three months ended July 3, 1999:

                                                                   Financial
                 Date of            Item                          Statements
     Report       Report          Reported       Description         Filed
     ----------------------------------------------------------------------

     8-K       April 23, 1999      Item 5       Exception Under      --
                                                  Rights Plan
     8-K       July 2, 1999        Item 5       Resignation of       --
                                                  Officer




                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISTA EYECARE, INC.



                                          By: /s/ Timothy W. Ranney
                                              ---------------------
                                              Timothy W. Ranney
                                              Vice President and
                                                Corporate Controller
                                              Chief Accounting Officer

                                              August 17, 1999