Form 10-Q
period 1999-10-02
VISTA EYECARE INC
filed 1999-11-16
CIK 868263

                     SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                  Commission File
ended October 2, 1999                                     Number 0-20001

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

     The number of shares of Common Stock of the registrant outstanding as of November 8, 1999 was 21,179,103.

     The Exhibit Index is located at page 17.

                                 VISTA EYECARE, INC.

                                   FORM 10-Q INDEX

                                                                     Page of
                                                                    Form 10-Q
                                                                    ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           October 2, 1999 and January 2, 1999                          3

           Condensed Consolidated Statements of Operations -
           Three Months Ended October 2, 1999 and  October 3, 1998
           and Nine Months Ended October 2, 1999 and  October 3, 1998   5

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended October 2, 1999 and  October 3, 1998       6

           Notes to Condensed Consolidated Financial Statements         7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11

PART II - OTHER INFORMATION
---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            17

                                          PART I
                                  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                            October 2, 1999 and January 2, 1999
                         (In thousands except share information)

                                                                                             October 2,          January 2,
                                                                                                1999                1999
                                                                                            ------------         ---------
                                                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                   $   2,885            $  7,072
 Accounts receivable (net of allowance: 1999-$2,611; 1998-$1,516)                               13,210              10,135
 Inventories                                                                                    37,310              31,670
 Other current assets                                                                            4,296               2,899
                                                                                               -------             -------
     Total current assets                                                                       57,701              51,776
                                                                                               -------             -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                      56,222              54,396
 Furniture and fixtures                                                                         26,391              23,124
 Leasehold improvements                                                                         29,693              26,806
 Construction in progress                                                                        3,289               2,022
                                                                                               -------             -------
                                                                                               115,595             106,348
 Less accumulated depreciation                                                                 (59,204)            (48,305)
                                                                                               -------             -------
 Net property and equipment                                                                     56,391              58,043
                                                                                               -------             -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
1999-$1,667; 1998-$1,292)                                                                       10,467               9,953

DEFERRED INCOME TAX ASSET                                                                       1,607                 385

GOODWILL AND OTHER INTANGIBLE ASSETS (net of accumulated
 amortization: 1999-$5,770; 1998-$2,544)                                                       107,179             108,940
                                                                                               -------             -------
                                                                                              $233,345            $229,097
                                                                                               =======             =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                             $ 24,513            $ 18,925
 Accrued expenses and other current liabilities                                                 24,774              26,637
 Current portion long-term debt and capital lease obligations                                    1,918               2,006
                                                                                               -------             -------
     Total current liabilities                                                                  51,205              47,568
                                                                                               -------             -------
SENIOR NOTES (net of discount:  1999-$1,289; 1998-$1,391)                                      123,711             123,609

REVOLVING CREDIT FACILITY                                                                       10,256               6,000

OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                               6,143               7,223

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                            --                  --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  21,179,103 and 21,166,612 shares issued and outstanding as
  of October 2, 1999, and January 2, 1999 respectively                                             212                 212
 Additional paid-in capital                                                                     48,122              47,964
 Retained earnings (deficit)                                                                    (2,231)                594
 Cumulative foreign currency translation                                                        (4,073)             (4,073)
                                                                                               -------             -------
      Total shareholders' equity                                                                42,030              44,697
                                                                                               -------             -------
                                                                                            $  233,345           $ 229,097
                                                                                               =======             =======


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   VISTA EYECARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share information)
                                      (Unaudited)



                                                     Three Months Ended                 Nine Months Ended
                                                  ------------------------          -------------------------
                                                October 2,        October 3,      October 2,        October 3,
                                                  1999              1998             1999             1998
                                                    ----            ----              ----            ----

NET SALES                                         $83,262         $67,654         $ 252,428        $173,099
COST OF GOODS SOLD                                 37,474          30,757           111,307          79,112
                                                  -------         -------           -------         -------
GROSS PROFIT                                       45,788          36,897           141,121          93,987
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSE                           45,355          32,995           130,738          81,838
                                                  -------         -------           -------         -------
OPERATING INCOME                                      433           3,902            10,383          12,149
INTEREST EXPENSE, NET                               4,809             736            14,218           1,248
                                                  -------         -------           -------         -------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
  INCOME TAXES                                     (4,376)          3,166            (3,835)         10,901
PROVISION (BENEFIT) FOR INCOME TAXES               (1,396)          1,314            (1,010)          4,454
                                                  -------         -------           -------         -------
NET INCOME (LOSS)                                 $(2,980)        $ 1,852          $ (2,825)       $  6,447
                                                  =======         =======           =======         =======

BASIC EARNINGS (LOSS) PER COMMON SHARE            $ (0.14)        $  0.09          $  (0.13)       $   0.31
                                                  =======         =======           =======         =======

DILUTED EARNINGS (LOSS) PER COMMON SHARE          $ (0.14)        $  0.09          $  (0.13)       $   0.30
                                                  =======         =======           =======         =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   VISTA EYECARE, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (In thousands)
                                                                                Nine Months Ended
                                                                             -----------------------
                                                                             October 2,    October 3,
                                                                               1999          1998
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $(2,825)     $ 6,447
                                                                              -------      -------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                                14,254        9,227
  Provision (benefit) for deferred income tax expense                          (1,222)       3,710
  Changes in operating assets and liabilities,
  net of effects of acquisitions:
    Receivables                                                                (3,075)      (2,142)
    Inventories                                                                (5,640)         836
    Other current assets                                                       (1,397)      (1,267)
    Other assets                                                               (1,585)        (400)
    Accounts payable                                                            5,588       (2,208)
    Accrued expenses and other current liabilities                             (1,863)      (3,794)
                                                                              -------      -------
        Total adjustments                                                       5,060        3,962
                                                                              -------      -------
        Net cash provided by operating activities                               2,235       10,409
                                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (10,522)      (7,198)
  Proceeds from sale of property and equipment                                    955           --
  Acquisitions, net of cash acquired                                               --      (30,429)
                                                                              -------      -------
        Net cash used in investing activities                                  (9,567)     (37,627)
                                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on revolving credit facility                                        19,000       38,500
  Repayments on revolving credit facility                                     (14,744)      (6,000)
  Debt issuance costs                                                              --       (4,861)
  Repayments on notes payable and capital leases                               (1,167)        (862)
  Proceeds from exercise of stock options                                          56          290
                                                                              -------      -------
        Net cash provided by financing activities                               3,145       27,067
                                                                              -------      -------
NET (DECREASE) IN CASH                                                         (4,187)        (151)
CASH, beginning of period                                                       7,072        2,559
                                                                              -------      -------
CASH, end of period                                                           $ 2,885      $ 2,408
                                                                              =======      =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VISTA EYECARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 October 2, 1999
                                   (Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Vista Eyecare, Inc., formerly known as National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. Certain amounts in the October 3, 1998 condensed consolidated financial statements have been reclassified to conform to the October 2, 1999 presentation.


(2)  BENEFIT FOR INCOME TAXES

     The effective income tax benefit rate on the consolidated pre-tax loss in the third quarter of 1999 is 32%. The effective income tax benefit rate for the year ending January 1, 2000 will be determined by the Company's pre-tax loss reported for the full year as well as the application of tax rules and regulations regarding the use of net operating loss carryforwards and carrybacks. The Company has applied for refunds of substantially all federal and state income tax payments made with respect to the year ended January 1, 2000.

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


                                              Three Months Ended                Nine Months Ended
                                          --------------------------       --------------------------

                                          October 2,       October 3,      October 2,       October 3,
                                            1999             1998            1999             1998
                                            ----             ----            ----             ----

Net Income (Loss)                         $(2,980)          $ 1,852         $(2,825)         $6,447

Weighted Shares Outstanding                21,070            21,034          21,068          20,909
  Basic Earnings (Loss) per Share         $ (0.14)          $  0.09         $ (0.13)         $ 0.31

Weighted Shares Outstanding                21,070            21,034          21,068          20,909
  Net Options Issued to Employees             *                 172             *               321

Aggregate Shares Outstanding               21,070            21,206          21,068          21,230
  Diluted Earnings(Loss) per Share        $ (0.14)          $  0.09         $ (0.13)         $ 0.30

*Net options issued to employees were not included in the diluted per share calculation because the effect of inclusion would be anti-dilutive.


     Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of diluted earnings per common share, using the treasury stock method, as of the date of the grant.

(4)  SUPPLEMENTAL DISCLOSURE INFORMATION

     Inventory balances, by classification, may be summarized as follows:


                                     October 2,             January 2,
                                       1999                   1999
                                      ------                 ------
Raw Material                         $25,177                $22,814
Finished Goods                        10,996                  7,634
Supplies                               1,137                  1,222
                                      ------                 ------
                                     $37,310                $31,670
                                      ======                 ======

The components of interest expense, net, may be summarized as follows:

                                             Three Months Ended                      Nine Months Ended
                                      ------------------------------            ---------------------------
                                     October 2,              October 3,         October 2,         October 3,
                                       1999                    1998               1999               1998
                                       -----                   -----             -----              -----
Interest expense on debt
  and capital leases                  $4,516                  $ 868             $13,433             $1,653
Purchase discounts on invoice
  payments                                (1)                  (137)                (37)              (435)
Fees, amortization of hedge and
  swap agreements, and other             294                      5                 822                 30
                                      ------                  ------             ------             ------
                                      $4,809                  $ 736             $14,218             $1,248
                                      ======                  ======             ======             ======

Other data may be summarized as follows:

                                             Three Months Ended                      Nine Months Ended
                                      ------------------------------            ---------------------------
                                     October 2,              October 3,         October 2,         October 3,
                                       1999                    1998               1999               1998
                                       -----                   -----             -----              -----

Earnings before interest,
  taxes, depreciation and
  amortization expense                $5,041                  $7,672            $24,410            $21,846
Capital expenditures                  $3,235                  $1,230            $10,522            $ 7,198
Depreciation and amortization
  expense                             $4,879                  $3,316            $14,254            $ 9,227


(5) INTEREST PAYMENT ON SENIOR NOTES

     The Company's $125 million senior notes due 2005 (the "Senior Notes"), provide for semi-annual interest payments due on October 15 and April 15 of each year. The indenture governing the Senior Notes provides for a 30 day grace period after each payment due date. On November 12, 1999, the Company entered into a new credit facility (see Note 6) and used proceeds from such facility to make, on November 15, 1999, the October 15, 1999 payment due on the Senior Notes.

(6)  SUBSEQUENT EVENT

     On November 12, 1999, the Company replaced its secured credit facility with a new $25.0 million secured credit facility with Foothill Capital Corporation (the "New Facility"). The New Facility consists of a $12.5 million term loan and a $12.5 million revolver. Availability under the revolver portion is limited to certain percentages of accounts receivable and inventory, subject to other limitations based on a rolling six-month historical EBITDA covenant and a rolling 60-day cash collections covenant. The New Facility expires on May 31, 2002.

     The proceeds of the New Facility were available for making the October 15, 1999 payment under the Senior Notes, refinancing existing debt, working capital, and general corporate purposes. All obligations of the Company under the New Facility are unconditionally and irrevocably guaranteed jointly and severally by certain of the Company's subsidiaries.

     The revolver under the New Facility bears interest at rates per annum equal to, at the option of the Company, either (i) Foothill's Reference Rate plus 2.00% or (ii) the LIBOR rate plus 3.25%. The term loan portion bears interest at the rate of 15% per annum and may be prepaid at any time, but only if at the time of the payment the Company meets certain minimum availability requirements. Payment of the principal of the term loan is due on May 31, 2002.

     The Company paid origination fees of 0.50% and 2.00% on the revolver and the term loan portions, respectively. The Company will pay a fee of 0.50% per annum on the unused portion of the revolver and an annual fee of .25% on the full amount of the revolver. In December 2000, the Company, to the extent the term loan has not been repaid, must elect to pay a fee, or interest on the term loan increases monthly. (The term loan is divided into Term Loan A (in the amount of $2.5 million) and Term Loan B (in the amount of $10 million); the fee is 1% and 4%, respectively (payable on the outstanding balance of Term Loan A and Term Loan B), and the monthly interest increase is .125% and .375%, respectively.) In addition, the Company will pay fees of 1.5% on any letters of credit issued under the New Facility, which are calculated based on the amount of outstanding letters of credit. There is a prepayment fee of 1% under the revolver portion of the New Facility.

     The New Facility contains customary covenants including, among others, covenants restricting the incurrence of indebtedness, the creation or existence of liens, the guarantee of other indebtedness, the declaration or payment of dividends, the repurchase or redemption of debt and equity securities of the Company, change in business activities, affiliate transactions, change in key management and certain corporate transactions, such as sales and purchases of assets, mergers, or consolidations. The New Facility also contains certain financial covenants relating to minimum rolling six-month EBITDA and rolling three-month net worth requirements, and limitations on capital expenditures, investments, prepayments of other indebtedness, and delivery of financial and other information to Foothill and other matters.

     The New Facility contains certain customary default provisions, including, among others, payment events of default, breach of representations or warranties, covenant defaults, an event of default based on a change in control of the Company, a material adverse change clause, cross-defaults to other indebtedness of, and bankruptcy and judgment defaults against, the Company, and uninsured losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At October 2, 1999, the Company operated 931 vision centers, versus 737 vision centers at October 3, 1998.

THREE MONTHS ENDED OCTOBER 2, 1999 (THE "CURRENT THREE MONTHS") COMPARED TO THREE MONTHS ENDED OCTOBER 3, 1998 (THE "PRIOR THREE MONTHS")

CONSOLIDATED RESULTS

     NET SALES. Net sales during the Current Three Months increased to $83.3 million from $67.7 million for the Prior Three Months due in substantial part to the increase in the number of operating vision centers. Average weekly net sales per vision center decreased from $7,800 in the Prior Three Months to $6,900 in the Current Three Months, primarily as a result of lower average net sales per store recorded in vision centers acquired in the Frame-n-Lens acquisition (purchase date of July 28, 1998) and the New West acquisition (purchase date of October 23, 1998) (the "Acquired Vision Centers").

     The Acquired Vision Centers, particularly those acquired from Frame-n-Lens, experienced significant negative comparable store sales and had a substantial negative impact on results and liquidity during the period. This negative trend was partially offset by a 4.0% increase in comparable store sales growth in the domestic core business. Management continues to concentrate on improving the performance of the Acquired Vision Centers and has implemented various measures including intensive training programs and increased in-store marketing programs and special promotions for these vision centers. No assurances can be given that net sales levels at the Acquired Vision Centers will improve. Failure to improve such sales levels will have a substantial negative impact on earnings and liquidity.

     Net sales from international operations increased to $1,037,000 in the three-month period ended August 31, 1999 from $868,000 in the comparable period a year ago.

     GROSS PROFIT. In the Current Three Months, gross profit increased to $45.8 million from $36.9 million in the Prior Three Months. This increase was primarily due to the increased net sales described above. Gross profit as a percent of sales increased to 55.0% from 54.5% in the Prior Three Months. The increase was due primarily to the net effect of the following: (a) cost savings resulting from the lab consolidation during the integration of Frame-n-Lens and New West; and (b) lower inventory prices from vendors; offset in part by (c) lower store margins due primarily to pricing pressure on contact lens sales as well as higher remake and warranty costs on the Acquired Vision Centers.


     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $45.4 million in the Current Three Months from $33.0 million for the Prior Three Months. The increase was due to the increase in the number of vision centers. As a percentage of net sales, SG&A expense was 54.5% in the Current Three Months, compared to 51.8% for the Prior Three Months. This increase was due to higher payroll costs as a percentage of sales at the Acquired Vision Centers; increased spending for advertising; costs associated with placing doctors in the Acquired Vision Centers; and goodwill amortization related to the 1998 acquisitions of Frame-n-Lens and New West.

     OPERATING INCOME. Operating income for the Current Three Months decreased to $433,000 from $3.9 million in the Prior Three Months. Operating income as a percentage of sales was 1.0% in the Current Three Months, compared to 5.8% in the Prior Three Months.

     INTEREST EXPENSE. The increase in interest expense to $4.8 million, compared to $736,000 in the Prior Three Months, is due to increased interest costs arising out of the issuance of the Company's senior notes in October 1998.

     BENEFIT FOR INCOME TAXES. The effective income tax benefit rate on the consolidated pre-tax loss in the third quarter of 1999 is 32%. The effective income tax benefit rate for the year ending January 1, 2000 will be determined by the Company's pre-tax loss reported for the full year as well as the application of tax rules and regulations regarding the use of net operating loss carryforwards and carrybacks. The Company has applied for refunds of substantially all federal and state income tax payments made with respect to the year ended January 1, 2000.

     NET INCOME. The Company posted a net loss of $3.0 million, or $0.14 per share, versus net income of $1.9 million, or $0.09 per share, in the Prior Three Months.

NINE MONTHS ENDED OCTOBER 2, 1999 (THE "CURRENT NINE MONTHS") COMPARED TO NINE MONTHS ENDED OCTOBER 3, 1998 (THE "PRIOR NINE MONTHS")


     NET SALES. Net sales during the Current Nine Months increased to $252.4 million from $173.1 million for the Prior Nine Months. Average weekly net sales per vision center decreased from $8,500 during the Prior Nine Months to $7,000 during the Current Nine Months. The decrease is due primarily to the low average weekly net sales from the Acquired Vision Centers.

     The Acquired Vision Centers, experienced negative comparable store sales in the Current Nine Months which had a negative impact on results and liquidity during the period. This negative trend was partially offset by an increase in comparable store sales growth in the domestic core business. Management continues to focus on improving net sales levels at the Acquired Vision Centers. Failure to improve such sales levels will have an ongoing negative impact on Company earnings, cash flow and liquidity.

     Net sales from international operations in the nine-month period ended August 31, 1999 remained consistent with the comparable period ended August 31, 1998, at $2.9 million.

     GROSS PROFIT. For the Current Nine Months, gross profit increased to $141.1 million from $94.0 million in the Prior Nine Months. This increase was primarily due to the increased net sales described above. Gross profit as a percentage of sales increased from 54.3% in the Prior Nine Months to 55.9% in the Current Nine Months. The increase was due primarily to lower manufacturing costs due to the consolidation of manufacturing facilities and lower material costs due to increased purchasing leverage.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $130.7 million in the Current Nine Months from $81.8 million for the Prior Nine Months, reflecting operating expenses of the additional vision centers. As a percentage of net sales, SG&A expense increased to 51.8% in the Current Nine Months, from 47.3% for the Prior Nine Months. The percentage increase was due primarily to (a) low sales levels recorded at the Acquired Vision Centers, which served to increase store expenses as a percentage of sales to a level higher than that recorded by the domestic core host business, and (b) increase in advertising spending.

     OPERATING INCOME. Operating income for the Current Nine Months decreased to $10.4 million, from $12.1 million in the Prior Nine Months. Operating income as a percentage of sales was 4.1% in the Current Nine Months, compared to 7.0% in the Prior Nine Months.

     INTEREST EXPENSE. The increase in interest expense to $14.2 million, compared to $1.2 million in the Prior Nine Months, is due to increased interest costs arising out of the issuance of the Company's senior notes in October 1998.

     BENEFIT FOR INCOME TAXES. The effective income tax benefit rate on the consolidated pre-tax loss in the first nine months of 1999 is 26%. The effective income tax benefit rate for the year ending January 1, 2000 will be determined by the Company's pre-tax loss reported for the full year as well as the application of tax rules and regulations regarding the use of net operating loss carryforwards and carrybacks. The Company has applied for refunds of substantially all federal and state income tax payments made with respect to the year ended January 1, 2000.

    NET INCOME. Net loss was $2.8 million, or $0.13 per share, as compared to net income of $6.4 million, or $0.31 per share, in the Prior Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

     On October 14, 1999, the Company announced that, because of continued sales and profit shortfalls at the Acquired Vision Centers, it would not timely make the October 15, 1999 interest payment called for under its $125 million senior notes. On November 12, 1999, the Company announced that it had entered into a new credit facility (the "New Facility") with Foothill Capital Corporation and that it would make such interest payment within the 30 day grace period permitted under the senior notes (see notes 5 and 6 to financial statements). Upon the closing of the New Facility, the Company discharged its indebtedness under its previous credit facility and made the interest payment under the senior notes. As of November 16, 1999, the Company had borrowed $18.1 million under the New Facility.

     The New Facility is divided into a $12.5 million revolver and a $12.5 million term loan. The New Facility contains customary covenants including a six-month historical rolling minimum EBITDA and a quarterly net worth requirement. Failure to comply with such covenants would constitute an event of default which, if not cured, could, among other things, restrict availability under the revolver portion of the New Facility. Such restriction would have a substantial negative impact on operations and liquidity of the Company, and may negatively affect the Company's ability to meet its ongoing obligations, including future interest payments on the senior notes.

     The Company opened six vision centers and closed five vision centers in the third quarter of 1999. As of October 2, 1999, the Company plans to open an additional two vision centers in the remainder of 1999. The actual number of openings is dependent on various factors, including, but not limited to construction schedules, weather conditions, the Company's continued ability to obtain suitable locations, and changes in economic conditions such as inflation or recession. Average costs for opening domestic host vision centers have approximated $140,000 for fixed assets and $35,000 for inventory, whereas the costs for opening free-standing vision centers range from $120,000 to $155,000 for fixed assets and $20,000 for inventory. The Company incurs approximately $20,000 for pre-opening expenses for each vision center opening. These costs are expensed as incurred.

     The Company expects that fourth quarter results for 1999 will include nonrecurring and other charges pertaining to the write-off of capitalized fees because of the refinancing of its credit facility as well as write-offs of certain managed care receivables. The charges represent non-cash expenses. In addition, the Company announced that it was conducting a strategic review of a limited number of free-standing retail vision centers. The amount of the potential write-offs has not yet been determined.

IMPACT OF THE YEAR 2000 ISSUE

     The Company's State of Readiness

     The majority of the Company's internal information systems are currently Year 2000 compliant or in the process of being replaced with new fully-compliant systems. The Company's Year 2000 compliance plan includes (1) identifying all hardware and equipment that require upgrading and (2) identifying all application software that require upgrades or replacement to be Year 2000 compliant. The Company has utilized both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. Among the findings, the Company has identified approximately 300 point of sale systems that require hardware upgrades to be Year 2000 compliant, of which 285 have been replaced as of October 2, 1999. The remaining systems will be replaced in the fourth quarter of 1999.

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

     The Company is in the process of deploying a new point of sale software system. The primary purpose of the system is to upgrade data processing, broaden in-store capabilities, and improve the accuracy of processing managed care sales transactions. In addition to the above improvements, the system is designed to be Year 2000 compliant. The current point of sale system is in the final stage of testing for Year 2000 compliance. The compliant software is scheduled to be in the retail stores by the end of the fourth quarter, 1999. No assurance can be given that the remediated, current or new systems will perform as planned or that they will not cause disruptions at the retail or administrative levels of the organization. Such disruptions could have a material, adverse impact on the Company.

     Costs to Address Year 2000 Issues

     The total cost of software changes, hardware changes, testing, and implementation for Year 2000 compliance projects is estimated to be approximately $1.3 million. The Company has currently spent approximately $1.0 million for its Year 2000 project. The remaining planned expenditures of $0.3 million consist primarily of software application upgrades and remediation costs. Costs related to hardware and new software purchases will be capitalized as incurred and amortized over three to five years. These system modifications have been completed and are expected to be fully implemented by the end of the fourth quarter of 1999.

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

     The Company is in the process of completing its contingency planning with respect to these and other scenarios. It has been and is continuing to contact key vendors regarding Year 2000 compliance and attempting to gain assurance of the vendors' compliance programs. Should the Company believe that a key vendor will not be ready for the Year 2000 date change, the Company may purchase critical inventory from alternate acceptable vendors or stockpile important product lines. The Company believes that if the Company's point of sale systems fail, then the Company would be able to utilize manual processes until appropriate repairs or upgrades can be made.

RISK FACTORS

     Any expectations, beliefs, and other non-historical statements contained in this Form 10-Q are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales levels, any statements regarding the continuation of historical trends, and any statements regarding the Company's liquidity. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the factors described as "Risk Factors" in the Company's Report on Form 10-K for 1998 could materially affect the Company's actual results.

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

     None.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISTA EYECARE, INC.



                                          By: /s/ Angus C. Morrison
                                              ---------------------
                                              Angus C. Morrison
                                              Senior Vice President
                                              Chief Financial Officer

                                              November 16, 1999