Form 10-K
period 2000-01-01
VISTA EYECARE INC
filed 2000-04-12
CIK 868263

                  SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.

                              FORM 10-K

                              (Mark One)

   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2000

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

                Common Stock, par value $.01 per share

                           (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock of the registrant outstanding as of February 1, 2000, was 21,179,103. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of February 1, 2000, was approximately $21.2 million based on a closing price of $1.313 on the NASDAQ Stock Market on such date. For purposes of this computation, all executive officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents have been incorporated by reference into the parts indicated: the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report--Part III.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Vista Eyecare, Inc. (the Company, which may be referred to as we, us, our, or Vista) is a retail optical company, with 926 vision centers throughout the United States and Mexico. We operate 604 of our vision centers in host departments, such as Wal-Mart and Sam's Club, and 322 of our vision centers in malls and strip centers. Our locations sell a wide range of optical products, including eyeglasses, contact lenses, and sunglasses. At approximately 650 of our locations, we offer the services of optometrists. These optometrists are typically independent of us and operate their own practices within our retail locations. To support our retail operations, we also operate three manufacturing and distribution centers.

CHAPTER 11 CASES

     On April 5, 2000, the Company and ten of its subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United State Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 (the "Chapter 11 Cases"). The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 00-65214. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. All affiliated entities of the Company are included in the Chapter 11 Cases, except only (a) three subsidiaries which are licensed managed care organizations and (b) foreign subsidiaries of the Company.

     We cannot predict the outcome of the Chapter 11 Cases or their effect on the Company's business. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note 3 of Notes to Consolidated Financial Statements, and the Report of Independent Public Accountants included herein. If the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of our assets, unsecured claims in the Chapter 11 cases may be satisfied at less than 100% of their face value and the common stock of the Company may have no value. The NASDAQ Stock Market has notified us that our common stock may no longer be eligible for trading on the NASDAQ SmallCap Market. See Item 5 - "Market for Registrant's Common Stock and Related Stockholder Matters."

DEPENDENCE ON WAL-MART

     We operate 385 units in domestic Wal-Mart stores, of which 379 operate pursuant to a master license agreement (see Item 1 - "Leased Department Agreements"). These units generated approximately 61.2% of our revenue in 1999. We therefore depend on Wal-Mart and on our agreement with them for much of our operations.

ACQUISITIONS

     To reduce our dependence on Wal-Mart, we acquired Midwest Vision, Inc. in 1997 and Frame-n-Lens Optical, Inc. and New West Eyeworks, Inc. in 1998 (See
Note 6 to consolidated financial statements). At the time of the respective acquisitions, these three companies collectively operated more than 500 vision centers and generated approximately $140 million in annualized revenues.

BRANDED FREE-STANDING STORE STRATEGY

     Part of our business strategy is to build a national branded value oriented retail optical chain using our free-standing vision centers as a platform. During the first half of 1999, all of the free-standing vision centers were renamed "Vista Optical".

DATE OF INFORMATION

     Unless otherwise expressly stated, all information in this "Business" section of this Form 10-K is as of January 1, 2000.

VISION CENTER OPERATIONS

     Our vision centers typically occupy between 1,000 and 1,500 square feet, including areas for merchandise display, customer service, and contact lens fitting. Each vision center maintains inventory of approximately 1,000 eyeglass frames and 550 pairs of contact lenses, along with sunglasses and other optical accessories. Our three optical laboratories deliver prescription eyewear to all our vision centers. The vision centers located in Wal-Mart typically have a finishing laboratory, which allows for the vision center to provide one hour service for most single vision prescription lenses. These vision centers carry inventory of approximately 725 pairs of spectacle lenses.

MARKETING

     We are a value provider of optical goods and stress that theme in our marketing. We offer everyday low prices at our vision centers. Vista also has a "satisfaction guaranteed" customer policy. We are constantly vigilant about ways to lower our own costs so we may pass savings on to our customers.

MANAGED VISION CARE

     We expect that retail optical sales through managed vision care programs will increase over the next several years as a percentage of overall retail optical sales. Under managed vision care programs, participants fulfill their eyecare and eyewear needs at specific locations designated by the program sponsor. We believe our network of 926 vision centers combined with the convenience of their locations and our ability to offer low prices should enable us to make competitive bids for managed care contracts.

TRADEMARKS

     We use the "Vista Optical" name to identify our free-standing vision centers, as well as those vision centers operating in Fred Meyer and Meijer Thrifty Acres locations. Our vision centers in Wal-Mart are identified as the "Vision Center Located in Wal-Mart." Our vision centers in Sam's Club are identified as "Optical Center Inside Sam's Club". Vista has also licensed the right to use the "Guy Laroche" trademark for certain optical goods. Our agreement with Guy Laroche expires on December 31, 2001, but can be renewed at our option.

EMPLOYEES

     We employ 3,431 associates on a full-time basis and 1,269 associates on a part-time basis. We have 4,079 associates engaged in retail sales, 430 in laboratory and distribution operations, and 191 in management and administration. Apart from our retail employees in Mexico, none of our employees are governed by any collective bargaining agreements. We believe that our employment relations are generally good.

OPTOMETRISTS

     Optometrists are important to the success of our vision centers. We strive to have an optometrist on at least a part time basis at many of our locations. These optometrists are typically independent from Vista and lease a portion of our locations for an eye examination facility. We typically charge rent to these optometrists, in exchange for the premises and the equipment which we provide. Our agreement with Wal-Mart requires us to have an optometrist on duty at least 48 hours each week. Our relationships with optometrists are subject to extensive regulation. (See Item 1 - "Business - Government Regulation".)

MANUFACTURING AND DISTRIBUTION

     Vista operates three manufacturing and distribution facilities which supply substantially all requirements of our vision centers. The facilities are located in Lawrenceville, Georgia (this facility also includes the central administrative offices of Vista); Fullerton, California (this facility also includes administrative offices); and St. Cloud, Minnesota. Each vision center located in Wal-Mart stores (with the exception of seven vision centers acquired in 1998) has its own finishing laboratory, which manufactures lenses for approximately half of all customers purchasing spectacle lenses.

     Our distribution centers provide lens blanks, frames, contact lenses, and sunglasses to our vision centers. We use an overnight delivery service to ship completed orders and replenishment items to the vision centers. The distribution centers and the manufacturing facilities are interfaced with Vista's management information system.

MANAGEMENT INFORMATION SYSTEM

     In 1999, Vista completed the development of a new point of sale system. We began installing the system in our vision centers in the fall of 1999 and expect to complete the installation in all of our units by the second half of 2000. The system is working substantially as planned. The system was designed to upgrade data processing, broaden capabilities at the retail level, and improve the processing of managed care transactions. The system was also designed to be Year 2000 compliant. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations- Impact of the Year 2000 Issue."

LEASED DEPARTMENT AGREEMENTS

     We have agreements in place which govern our operations in host environments, such as Wal-Mart. Typically, each agreement is for a base term, followed by an option to renew. The agreements provide for payments of minimum and percentage rent, and also contain customary provisions for leased department operations. The table below sets forth key data about each of these agreements:


                          No. of Units as                                No. of Options
     Vision Centers        of January 1,      Length of    Length of     Exercisable in
       Located In             2000            Base Term   Option Term      Fiscal 2000
                                              (in years)   (in years)
----------------------------------------------------------------------------------------
Wal-Mart<F1>                  379                 9           3               51


----------------------------------------------------------------------------------------
Sam's Club                    111                 5           5                0


----------------------------------------------------------------------------------------
Fred Meyer                     54                 5           5                1


----------------------------------------------------------------------------------------
Wal-Mart Mexico                27                 5           2                4


----------------------------------------------------------------------------------------
Meijers Thrifty Acres           9                 5           0                0


----------------------------------------------------------------------------------------
Military Bases                 18               2 or 5        0                0


----------------------------------------------------------------------------------------

<F1> The Company also  operates six  additional  Wal-Mart  stores which  operate under individual leases.

Other Terms
-----------

     Our agreement with Wal-Mart gives us the right to open at least 400 vision centers, including those already open. Our agreement with Wal-Mart also provides that, if Wal-Mart converts its own store to a "supercenter" (a store which contains a grocery department in addition to the traditional Wal-Mart store offering) and relocates our vision center as part of the conversion, the term of our lease begins again. We believe that Wal-Mart may in the future convert many of its stores and thereby cause many of our leases to start again. We have received no assurances from Wal-Mart as to how many of their locations will ultimately be converted.

     Our agreement with Wal-Mart Mexico provides that each party will not deal with other parties to operate leased department vision centers in Mexico. This agreement also permits each party to terminate the lease for each vision center which fails to meet minimum sales requirements specified in the agreement.

Options to Renew
----------------

     Wal-Mart  Vision  Centers

     We exercised our option to renew 21 the leases for Wal-Mart vision centers in 1999. The base term for 51 vision centers expires in 2000, and we will need to determine which leases to extend. We expect to renew the leases for the vast majority of these vision centers. These decisions will be based on various factors, including sales levels, anticipated future profitability, increased rental fees in the option period, and market share.

     Other Vision Centers

     We have exercised all options to renew locations in Sam's Clubs. By the end of 2003, the term for all Sam's Club units will have expired. Our agreement with Fred Meyer obligates us to exercise our renewal option as to all or none of these locations with the exception of five stores, which are covered by a separate agreement. This option must be exercised in 2003. Under our agreement with Wal-Mart Mexico, we have two options for two year renewals, and one option for an additional one year renewal, for each vision center.


No  Assurances of  Expansion
----------------------------

     We have no assurances or guarantees that we will be able to expand our operations in any of our host environments. However, we periodically discuss such opportunities with existing and new potential host companies. We believe that our most likely avenue of additional expansion will be the addition of new free standing locations.

GOVERNMENT REGULATION

     Our business is heavily regulated by federal, state, and local law. We must comply with federal laws such as the Social Security Act (which applies to our participation in Medicare programs), the Health Insurance Portability Act of 1996 (which governs our participation in managed care programs), and the Food and Drug Administration Act (which regulates medical devices such as contact lenses). In addition, all states have passed laws which govern or affect our arrangements with the optometrists who practice in our vision centers. Some states, such as California, Texas, North Carolina, and Kansas, have particularly extensive and burdensome requirements which affect the way we do business. Many of these states also have adopted laws which mirror the federal laws described above. Local ordinances (such as zoning requirements) can also impose significant burdens and costs of compliance. Frequently, our competitors sit on state and local boards. Our risks and costs of compliance are often increased as a result.

     We believe that we substantially comply with material regulations which apply to our business.

COMPETITION

     The retail eyecare industry is extremely competitive. We compete with national companies such as Lenscrafters and Cole; we also compete with numerous regional and local firms. In addition, optometrists, ophthalmologists, and opticians provide many of the same goods and services we provide. The level and intensity of competition can vary dramatically depending on the particular market. We believe that we have numerous competitive advantages, such as our everyday low pricing, product selection, and quality and consistency of service.

     We also compete for managed care business. Our competition for this business is principally the larger national and regional optical firms. Competition for this business is driven by size of provider network, quality and consistency of service, and by pricing of vision care services. We have one of the largest networks in the country and believe that the size of the network gives us a competitive advantage.

     Several of our competitors have significantly greater financial resources than we do. As a result, they may be able to engage in extensive and prolonged price promotions which may adversely affect our business. They may also be able spend more than we do for advertising.

MEXICO OPERATIONS

     We operate 27 vision centers in Mexico under a master license agreement with Wal-Mart. Our operations in Mexico face unique risks, such as currency devaluations, inflation, difficulties in cross-cultural marketing, and similar factors.


ITEM  2.   PROPERTIES

     Our 926 vision centers in operation as of January 1, 2000 are located as follows:

    Location                  Total         Location                  Total
    --------                  -----         --------                  -----
 Alabama                        12       Nevada                         11
 Alaska                         18       New Hampshire                   4
 Arkansas                        4       New Jersey                     13
 Arizona                        40       New Mexico                     12
 California                    242       New York                       29
 Colorado                       27       North Carolina                 47
 Connecticut                    10       North Dakota                   10
 Florida                        39       Ohio                            4
 Georgia                        40       Oregon                         40
 Hawaii                          4       Pennsylvania                   22
 Idaho                          11       Puerto Rico                     1
 Illinois                        9       South Carolina                 14
 Indiana                         4       South Dakota                    1
 Iowa                           14       Tennessee                       8
 Kansas                         13       Texas                          37
 Kentucky                        3       Utah                            1
 Louisiana                       3       Virginia                       26
 Maine                           1       Washington                     47
 Maryland                        4       West Virginia                   7
 Massachusetts                   5       Wisconsin                       3
 Michigan                       11       Wyoming                         3
 Minnesota                      34
 Missouri                        6
 Montana                         5       Mexico                         27

     Our headquarters in Lawrenceville, Georgia is located in a 66,000 square foot building which includes a distribution center and lens laboratory. The building is subleased from Wal-Mart through 2001. We have an option to renew this lease for approximately seven years.

     The Company has regional facilities located in St. Cloud, Minnesota and Fullerton, California. The 20,000 square foot St. Cloud facility is subject to a lease that expires in October 2007. The 45,000 square foot Fullerton facility is subject to a lease that expires in August 2006. The Company also has an option to extend the Fullerton lease for five years. Both facilities contain optical laboratories.

ITEM 3.   LEGAL PROCEEDINGS

     On April 5, 2000, the Company and ten of its subsidiaries filed voluntary petitions with the United States Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 of the Bankruptcy Code. The Debtors are currently operating their businesses as debtors-in-possession. The Chapter 11 Cases have been consolidated for the purpose of joint administration under case number 00-65214. All affiliated entities of the Company are included in the Chapter 11 cases, except only (a) three subsidiaries which are licensed managed care organizations and (b) foreign subsidiaries of the Company.

     We cannot predict the outcome of the Chapter 11 Cases or their effect on the Company's business. See Item 1 - "Business - Chapter 11 Cases," Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note 3 of Notes to Consolidated Financial Statements, and the Report of Independent Public Accountants included herein. If the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the common stock of the Company may have no value.

     On October 6, 1999, former store managers of Frame-n-Lens filed a class action in the Orange County Superior Court in California (Kremer and Riddle v. Vista Eyecare, Inc.), alleging that the Company failed to pay overtime wages to present and former store managers. The Company is vigorously defending the lawsuit. The Company has also asserted a right of indemnification pursuant to the share purchase agreement for the acquisition of Frame-n-Lens (See Note 6 to consolidated financial statements).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of fiscal 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock was traded on the NASDAQ National Market System under the symbol "NVAL" from May 1992 until January 4, 1999, when the symbol was changed to "VSTA". As of October 12, 1999, our common stock began trading on the NASDAQ SmallCap Market.

     The following table sets forth for the periods indicated the high and low prices of the Company's Common Stock in the over-the-counter market on the NASDAQ Stock Market.


                  Quarter Ended              High                Low
                  ------------------         ------              ------

Fiscal 1998       April 4, 1998              $7.375              $4.875
                  July 4, 1998               $8.750              $5.000
                  October 3, 1998            $6.750              $4.125
                  January 2, 1999            $6.250              $2.188

Fiscal 1999       April 3, 1999              $6.250              $4.500
                  July 3, 1999               $6.250              $3.625
                  October 2, 1999            $3.938              $2.250
                  January 1, 2000            $2.750              $0.625


     On April 5, 2000, trading of our common stock was halted after we issued a press release announcing the filing of the Chapter 11 Cases. NASDAQ has requested that we provide them with certain information before they will permit our common stock to trade. We are considering whether to provide this information. If we do not provide the information, it is likely that NASDAQ will delist our common stock. We anticipate that our common stock would then trade on the OTC Bulletin Board.

     As of January 1, 2000, there were approximately 500 holders of record of the Company's Common Stock.

     The Company's board of directors presently intends to use the Company's cash resources only for its operations and expenses related to its Chapter 11 proceedings. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds and other factors.


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data of the Company with respect to the consolidated financial statements for the years ended January 1, 2000, January 2, 1999, January 3, 1998, December 28, 1996, and December 30, 1995, is derived from the Company's consolidated financial statements. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

                                                           1999          1998        1997        1996        1995
                                                          --------   ------------  --------    --------    --------
                                                           <F1>          <F1>     <F1> <F2>      <F1>        <F1>

 STATEMENTS OF OPERATIONS DATA:
 (In thousands except per share information)
 Net sales                                              $ 329,055   $  245,331  $  186,354   $ 160,376    $ 145,573
 Cost of goods sold                                       147,768      112,929      86,363      76,692       67,966
                                                          --------    --------    --------      -------     -------
 Gross profit                                             181,287      132,402      99,991      83,684       77,607
 Gross profit percentage                                       55%          54%         54%         52%          53%

 Selling, general, and administrative expense             174,462      121,413      89,156      76,920       74,390
 Impairment loss on long lived assets <F3>                  1,952           --          --          --           --
 Provision for doubtful accounts <F3>                       2,700           --          --          --           --
 Provision for dispositions <F3>                               --           --          --          --          958
 Other nonrecurring charges <F3>                               --           --          --          --        1,053
                                                          --------    --------    --------      -------     -------
 Operating income                                           2,173       10,989      10,835       6,764        1,206
 Interest expense, net                                     19,329        5,538       1,554       2,084        2,626
                                                          --------    --------    --------      -------     -------
 Income/(loss) before income taxes and extraordinary item (17,156)       5,451       9,281       4,680       (1,420)
 Income tax expense                                            --        2,037       3,708       1,200          100
                                                          --------    --------    --------      -------     -------
 Income (loss) before extraordinary item                  (17,156)       3,414       5,573       3,480       (1,520)
 Extraordinary item, net of tax                              (406)          --          --          --           --
                                                          --------    --------    --------     -------      -------
 Net income/(loss)                                      $ (17,562)   $   3,414   $   5,573   $   3,480    $  (1,520)
                                                          ========    ========    ========      =======     =======
 Basic earnings/(loss) per common share:
    Earnings/(loss) before extraordinary item           $   (0.81)   $    0.16   $    0.27   $    0.17    $   (0.07)
    Extraordinary loss                                      (0.02)          --          --          --           --
                                                          --------    --------    --------     -------      -------
 Basic earnings/(loss) per common share                 $   (0.83)   $    0.16   $    0.27   $    0.17    $   (0.07)
                                                          ========    ========    ========      =======     =======
 Diluted earnings/(loss) per common share:
    Earnings/(loss) before extraordinary item           $   (0.81)   $    0.16   $    0.27   $    0.17    $   (0.07)
    Extraordinary loss                                      (0.02)          --          --          --           --
                                                          --------    --------    --------      ------      -------
Diluted earnings/(loss) per common share                $   (0.83)   $    0.16   $    0.27   $    0.17    $   (0.07)
                                                          ========    ========    ========      =======     =======
                                             Page 12

                                                             1999          1998        1997        1996        1995
                                                          --------   ------------  --------    --------    --------
STATISTICAL DATA (UNAUDITED):
 (In thousands except vision center data) Domestic vision centers open at end of period:
    Leased department vision centers                           577         562         364         320          319
    Free-standing vision centers                               322         331          50          --           --
 Average weekly consolidated sales
    per leased department vision center <F4>            $    8,200    $  9,000  $    9,400   $   9,300    $   8,700
Average weekly consolidated sales
    per free-standing vision center <F4>                $    4,700    $  4,900  $       --   $      --    $      --

 Capital expenditures                                   $   12,704    $  9,183  $    8,049   $   2,713    $  13,175
 Depreciation and amortization                              18,602      14,177      11,035      10,058       10,378
 EBITDA <F5>                                                20,775      25,166      21,870      16,822       11,584
    EBITDA margin percentage                                   6.3%       10.3%       11.7%       10.5%         8.0%
 EBITDA prior to significant provisions <F5>                25,427      25,166      21,870      16,822       13,595
    EBITDA margin percentage
     prior to significant provisions <F5>                      7.7%       10.3%       11.7%       10.5%         9.3%
 Total annual sales growth                                    34.1%       31.6%       16.2%       10.2%        21.9%

 BALANCE SHEET DATA:
 (In thousands except vision center data)
 Working capital                                        $  (11,714)   $  4,208  $   12,171    $ 13,502    $  14,556
 Total assets                                              220,219     229,097      83,250      74,564       81,237
 Current and long-term debt
    obligations <F6>                                       151,902     139,608      24,973      26,500       38,480
 Shareholders' equity                                       26,557      43,927      35,598      29,906       26,326
 Total debt and lease obligations as a
    percentage of total capital <F7>                            85%         76%         41%         47%          59%


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

<F3> In 1999, the Company recorded a $2.7 million provision for the write-off of certain receivables and an impairment loss of $1.9 million in connection with 36 under-performing vision centers. In 1995, the Company decided to dispose of its non-core business operations, resulting in a $2 million provision.

<F4> Calculated  from  sales from each  month  during the period  divided by the number of store weeks of sales during the period, excluding stores not open a full month.

<F5> EBITDA is calculated as earnings before interest,  taxes,  depreciation and amortization. EBITDA prior to significant provisions is calculated as EBITDA prior to provisions described per Note 3 above.

<F6> Current  and  long-term  debt  obligations  include  the  Revolving  Credit
     Facility and term loan, Senior Notes, Redeemable Common Stock, and other long-term debt and capital lease obligations.

<F7> Total Capital is calculated as total current and long-term debt and capital lease obligations combined with total shareholders' equity.

                                       Page 13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Proceedings Under Chapter 11 of the Bankruptcy Code

     On April 5, 2000, the Company and ten of its subsidiaries filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11. The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 00-65214. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. All affiliated entities of the Company are included in the Chapter 11 Cases, except only (a) three subsidiaries which are licensed managed care organizations and (b) foreign subsidiaries of the Company.

     The Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001. There can, however, be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. A plan of reorganization could result in holders of the common stock receiving no value for their interests. Because of such possibilities, the value of the common stock is highly speculative.

     At a hearing held on April 5, 2000, the Bankruptcy Court entered orders granting authority to the Debtors, among other things, to maintain our cash management system, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, and to honor customer service programs, including warranties, returns, and gift certificates. The Bankruptcy Court also ordered that the Company could enter into a debtor-in-possession credit facility in substantially the form as presented to the Court. See Note 3 of Notes to Consolidated Financial Statements and the Report of Independent Public Accountants included herein.

     We cannot predict the outcome of the Chapter 11 Cases or their effect on the Company's business. See Item 1 - "Business - Chapter 11 Cases," Note 3 of Notes to Consolidated Financial Statements and the Report of Independent Public Accountants included herein. If the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the common stock of the Company may have no value.

Consolidated Financial Statements

     The Company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The filing of the bankruptcy petition, the related circumstances and the losses from operations raise substantial doubt with respect to the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 Cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the Consolidated
Financial  Statements.   Further,  a  plan  or  plans  of  reorganization  could
materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

Results of Operations

     As of January 1, 2000, we operated 926 vision centers, versus 919 vision centers at January 2, 1999. Our results for the three-year period discussed below were significantly affected by our acquisitions of Frame-n-Lens Optical, Inc. and New West Eyeworks, Inc. (the "Acquired Businesses") in 1998. These entities had combined revenues of $125 million for all of 1998 and operated approximately 455 vision centers at the time of the acquisitions. (See Note 6 to consolidated financial statements.) These acquisitions, and the substantial debt incurred by the Company to fund them, have had a substantial negative impact on our operating results and cash flow.

YEAR ENDED JANUARY 1, 2000 COMPARED TO YEAR ENDED JANUARY 2, 1999

     NET SALES. The Company recorded net sales of $329.1 million in fiscal 1999, an improvement of 34% over sales of $245.3 million in fiscal 1998. We increased sales for two reasons. First, in 1999 our net sales included the net sales of our Acquired Busineses for the entire fiscal year, whereas our net sales for 1998 included the sales of the acquired businesses for only a portion of the year. Second, our sales in our core leased departments increased by 4.1% over 1998 results.

     NET SALES IN ACQUIRED BUSINESSES. We believe that the performance of the Acquired Businesses represents the most important operational challenge facing the Company. In 1999, the integration of these businesses fell below expectations which negatively affected our results. The most important reason for the disappointing performance was the significant shortfall in sales.

     The following factors contributed to our poor operating results.

   - The consolidation of three different retail concepts into one existing concept proved more difficult than we anticipated.

   - We underestimated the power of the existing trade names of the acquired businesses and lost market share when we changed the store names to "Vista Optical".

   - We incurred significant service disruptions when we closed three of our manufacturing locations and consolidated their operations into our existing facilities.

   - We had substantial turnover at the field and management levels, which further disrupted our operations.

     In 1999, we made a number of changes to improve these businesses. In particular, we:

   - improved the inventory carried by these vision centers.

   - recruited optometrists to many locations.

   - instituted intensive training programs for retail personnel.

   - created a new advertising campaign, which began running in early 2000.

     We believe that the acquired businesses will need additional time to benefit from these changes. If sales at the acquired businesses do not improve, the Company's liquidity and profitability will continue to be adversely affected. (See - "Liquidity and Capital Resources".)


     GROSS PROFIT. In 1999, we increased gross profit to $181.3 million, a 37% increase over $132.4 million in 1998. The increase in net sales resulted in an increase in gross profit dollars. Our gross profit percentage increased from 54% in 1998 to 55.1% in 1999. Several factors contributed to this increase:

   - We have increased our purchasing power since completing the acquisitions.

   - The consolidation of our manufacturing operations from six facilities to three facilities has reduced our average lens cost.

   - We received significant promotional payments from key vendors.

     Other factors had a negative impact on gross profit percentage:

   - Retail prices for contact lenses continued to decline because of intense price competition.

   - During the consolidation of our manufacturing operations, our service declined, causing an increase in remake and warranty work on customer orders.

   - Shortfalls in sales at the acquired vision centers caused rent as a percent of sales to increase.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. This category of expense includes both retail operating expense and corporate office administrative costs. SG&A expense increased from $121.4 million in 1998 to $177.2 million in 1999. The increase was primarily due to the increase in the number of vision centers. As a percent of net sales, SG&A expense increased from 49.5% in 1998 to 53.8% in 1999. This increase was due to:

   - A decline in sales at the acquired businesses, which thereby caused store payroll to increase as a percent of sales.

   - An increase in goodwill amortization from $800,000 in 1998 to $3.5 million in 1999 (this increase reflects the goodwill associated with the businesses acquired by the Company in 1998 and therefore amortized over all of 1999 versus a portion of 1998).

   - SG&A includes a non-cash expense provision of $2.7 million for the write-off of managed care receivables. During 1999, the Company continued its efforts with its third party processor to timely collect managed care receivable accounts. In the fourth quarter, management concluded these efforts were not achieving anticipated results and, consequently, determined an additional provision for doubtful accounts was warranted. We do not expect to incur any additional charges of this magnitude for write-offs of managed care receivables, although additional write-offs are possible.

     We believe that all our vision centers are adequately staffed and that, if sales increase, payroll should decline as a percent of sales. In addition, before giving effect to goodwill amortization, home office expense as a percent of sales decreased by 0.5% over levels recorded in 1998.

     Results for 1999 include a non-cash charge of $1.9 million, which represents an impairment loss on fixed assets associated with 36 underperforming vision centers acquired by the Company. We expect to be closing a significant number of these vision centers shortly.

     We do expect additional charges associated with the closure of 36 underperforming vision centers. Such charges would primarily be for the settlement of lease obligations.

     We are currently evaluating additional underperforming stores for possible closure in 2000 and have identified at least an additional 50 stores which we expect to close during the second quarter. The final plan to close these vision centers will include additional charges for the impairment of assets, consisting primarily of leasehold improvements and furniture and fixtures, and for the settlement of the related lease obligations. The number of vision centers and the aggregate costs to close are currently undetermined.

     OPERATING INCOME. Operating income decreased to $2.2 million from $11 million in 1998. Operating margin decreased from 4.5% to 0.7% of net sales in 1999. The decrease was attributable to:

   - The shortfall in operating results of the acquired businesses. - The increase in SG&A expense discussed above. - The non-cash charges discussed above.

     Despite poor results in the acquired businesses, we increased operating income in our core leased business more than 10% over levels recorded in 1998.

     INTEREST EXPENSE. Interest expense increased to $19.3 million from $5.5 million in 1998. The Company issued its $125 million senior notes in 1998 (See
Note 6 to consolidated financial statements) and incurred the associated expense over the entirety of 1999 versus a portion of 1998. In November 1999, the Company refinanced its secured credit facility at a higher interest rate than that provided for in its previous credit facility. (See "Item 7-Liquidity and Cash Resources".)

     PROVISION FOR INCOME TAXES. Vista recorded a pre-tax operating loss before extraordinary item of $17.2 million in 1999. The resulting income tax benefit was approximately $5.2 million. We have established a valuation allowance equal to the amount of the tax benefit.

     EXTRAORDINARY LOSS. Results also include an extraordinary loss of $406,000 associated with the write-off of the capitalized costs of the Company's 1998 secured credit facility.

     NET INCOME. The Company recorded a net loss of $17.6 million, or a loss of $(0.83) per basic and diluted share.


YEAR ENDED JANUARY 2, 1999 COMPARED TO YEAR ENDED JANUARY 3, 1998

Consolidated Results

     NET SALES. Net sales during fiscal 1998 increased to $245.3 million from $186.4 million in fiscal 1997. The increase was primarily due to the acquisitions of Frame-n-Lens and New West in 1998 and a full year of operations from Midwest Vision which was acquired in October 1997. Comparable store sales in leased departments increased by 3% over levels recorded in fiscal 1997. Consolidated average weekly net sales per leased vision center decreased from $9,400 during fiscal 1997 to $9,000 in fiscal 1998, primarily as the result of acquired vision centers with lower net sales levels. Vision centers acquired in the Frame-n-Lens acquisition recorded significant negative comparable store sales and had a negative impact on results following the date of the acquisition. This trend had a negative impact on earnings and liquidity in 1998.

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

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. SG&A expense (which includes both operating expenses and home office overhead) increased to $121.4 million in 1998 from $89.2 million in 1997. As a percentage of sales, SG&A expense increased from 47.8% in 1997 to 49.5% in 1998. Administrative costs increased because of the acquisitions of Frame-n-Lens and New West. SG&A expense in 1998 included $800,000 of goodwill amortization relating to the recent acquisitions. Store expense as a percentage of sales was negatively affected by the vision centers recently acquired, which had higher store expenses as a percentage of sales than did the Company's other vision centers. SG&A expense as a percentage of net sales was positively affected by reduced incentive payment levels as a result of the Company's lower earnings in 1998 versus 1997. Additionally, reserves associated with managed care receivables were increased.

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

     PROVISION FOR INCOME TAXES. The effective income tax rate on consolidated pretax income was 37% in 1998 versus 40% in 1997, primarily as the result of the 1998 operating losses from Frame-n-Lens and New West. In 1998, the Company made cash payments for federal and state income taxes approximating 30% of consolidated pretax earnings primarily due to the utilization of alternative minimum tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our capital needs have been for operating expenses, capital expenditures, and acquisitions and interest expense. Our sources of capital have been cash flow from operations and borrowings under our credit facilities.

     In October 1998, we issued our $125 million notes due 2005 to help fund our acquisitions of Frame-n-Lens Optical, Inc. and New West Eyeworks, Inc. These notes bear interest of 12.75% and were issued pursuant to an indenture which contains a variety of customary provisions and restrictions (See note 6 to consolidated financial statements). Interest payments are due on April 15 and October 15 of each year. The indenture also gives us a 30 day grace period in which to make interest payments. We must pay penalty interest if we go into the grace period.

     At the time we issued our notes, we also entered into a $25 million secured credit facility. The agreement contained customary provisions and restrictions (See Note 6 to consolidated financial statements).

     In October 1999, we announced that, because of slow sales in the acquired businesses, we would use the 30 day grace period contained in the indenture. We also announced that we had breached various provisions of our credit facility.

     We then entered into a replacement credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"), and we used proceeds from the new facility to make the October 15 interest payment under the notes and to pay off the balance under the prior credit facility. As of January 1, 2000, we had borrowed $19.3 million under this credit facility.

     The Foothill Credit Facility was in the amount of $25 million and included a $12.5 million revolver and $12.5 million term loan. Our obligations under the Foothill Credit Facility were secured by substantially all assets of the Company. The facility contained customary provisions and restrictions, including restrictions on the amount we can borrow under the revolver portion (See Note 6 to consolidated financial statements).

     As of January 1, 2000, we had breached a cash flow and a net worth covenant in the Foothill Credit Facility. On April 5, 2000, the Debtors filed the Chapter 11 Cases. We expect that the filing of these cases will affect the Company's liquidity and capital resources in fiscal 2000.

     On April 5, 2000, the Bankruptcy Court entered an interim order permitting the Company to enter into debtor-in possession financing with Foothill Capital Corporation (the "DIP Facility"). The DIP Facility remains subject to final Bankruptcy Court approval. A hearing for this purpose has been set for May 3, 2000. See Item 1 - "Business - Chapter 11 Cases." If and when approved by the Bankruptcy Court in a final order, the DIP Facility will refinance all amounts previously outstanding under the Foothill Credit Facility and provide additional working capital. As of April 5, 2000, we had borrowed a total of $15.4 million (inclusive of the $12.5 million term loan portion) under the Foothill Credit Facility.

     Under the DIP Facility, the Company may borrow up to $25 million (inclusive of amounts outstanding under the Foothill Credit Facility), subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. The DIP Facility includes a maximum of $12.5 million in revolving loans. The DIP Facility also contains a $12.5 million term loan bearing interest at 15% per annum. The DIP Facility requires that the Company have a rolling twelve month EBITDA of no less than $15 million during its term, which expires on May 31, 2001. Events occuring in the Chapter 11 Cases could result in earlier termination. The DIP Facility includes a $4 million sub-facility for letters of credit. Interest rates on the revolver portion of the DIP Facility are based on either the Wells Fargo Bank, N.A. Base Rate plus 2% or the Adjusted Eurodollar Rate plus 3.25%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject only to valid, enforceable, subsisting and non-voidable liens of record as of the date of commencement of the Chapter 11 Cases and other liens permitted under the DIP Facility.

     The DIP Facility contains customary covenants including, among others, covenants restricting the incurrence of indebtedness, the creation or existence of liens, the guarantee of other indebtedness, the declaration or payment of dividends, the repurchase or redemption of debt and equity securities of the Company, change in business activities, affiliate transactions, change in key management and certain corporate transactions, such as sales and purchases of assets, mergers, or consolidations. The DIP Facility also limits capital expenditures, investments, prepayments of other indebtedness, and requires the delivery of financial and other information to Foothill. The DIP Facility also contains certain customary default provisions and also specifies certain possible occurrences in the Chapter 11 Cases which could result in events of default.

     Availability under the DIP Facility is limited to certain percentages of accounts receivable and inventory, subject to other limitations based on rolling twelve-month historical EBIDTA and rolling 60-day cash collections.

     The Company believes the DIP Facility (if approved by the Bankruptcy Court in a final order) should provide it with adequate liquidity to conduct its operations while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties. See Item 7 - "Management's Discussion and Analysis and Results of Operations - Risk Factors."

     Accordingly, we are working to improve the Company's current and long-term liquidity. We are preparing a plan of reorganization, which will likely include the conversion of debt into equity. We do not know if the reorganization plan will be approved, and if approved, we do not know if it will succeed.

     Even if the reorganization plan is successful in improving our liquidity, we will have to take steps to improve the Company's operating results in the Acquired Businesses. Our initial plans include improving sales and profitability in the Acquired Businesses in conjunction with closing additional underperforming stores with sizeable losses.

     Although management believes that its actions will have a positive impact on the Company's operations, there can be no assurance that the Company will be able to operate profitably.

     If the Company is successful in restructuring its debt obligations and its equity, the Company may trigger limitations on certain tax net operating loss carryforwards. (See Note 11 to consolidated financial statements).

     We plan, as of January 1, 2000, to open approximately 18 Wal-Mart vision centers during fiscal 2000. We may open up to 12 additional vision centers dependent upon liquidity, construction schedules and other constraints. For each of our new vision centers, we typically spend between $100,000 and $160,000 for fixed assets and approximately $25,000 for inventory. In general, free-standing locations are more costly than leased locations. We also spend approximately $20,000 for pre-opening costs. Before 1998, we capitalized these pre-opening costs. Beginning in 1998, we expensed them as required by new accounting rules (See Note 2 to consolidated financial statements).


IMPACT OF THE YEAR 2000 ISSUE

     The transition to the year 2000 has had no impact on the Company's operations. All of the Company's hardware and software functioned without incident during and after the transition. The Company's point of sale system is year 2000 compliant.

     Similarly, none of the Company's business relationships have been materially affected by transition to the year 2000. Inventory continues to be shipped and billed properly. We have no basis to believe that our business has been or will be adversely affected by year 2000 issues.

  Costs to Address Year 2000 Issues

     To prepare the Company for year 2000, we spent approximately $1.1 million for changes to software and hardware and for various services.

  Risks of Third-Party Year 2000 Issues

     We believe that our business partners have made their systems Y2K compliant. We obviously cannot predict whether they will incur any Y2K problems. Our business could be adversely affected if such problems occur.

DERIVATIVE FINANCIAL INSTRUMENTS

Market Risk

     Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company's risk management policies. We manage market risk on the basis of an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment.

Interest Rate Risk

     The Company borrows long-term debt under our credit facility at variable interest rates. (See Note 8 to consolidated financial statements.) We therefore incur the risk of increased interest costs if interest rates rise.

     In anticipation of the issuance of our senior notes, in 1998 we entered into three anticipatory hedging transactions with a notional amount of $100 million. The interest rates on these instruments were tied to U.S. Treasury securities and ranged from 5.43% to 5.62%. We settled these transactions for approximately $4.6 million in September 1998 with $0.6 million cash and additional borrowings of $4.0 million. The settlement costs are treated as deferred financing costs amortized over the life of the notes.

Foreign Exchange Rate Risk

     Historically, Mexico qualified as a highly inflationary economy under the provisions of SFAS No. 52 -- Foreign Currency Translation. Consequently, in 1997, the financial statements of the Mexico operation were remeasured with the U.S. dollar as the functional currency. Since 1997, we have recorded immaterial losses because of changes in foreign currency rates between the peso and the U.S. dollar.

RISK FACTORS

     This Form 10-K contains a number of statements about the future. It also contains statements which involve assumptions about the future. All these statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or belief concerning future events, including the following: any statements regarding future sales levels, any statements regarding the continuation of historical trends, and any statements regarding the Company's liquidity. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.

     We do not know whether the forward-looking statements made in this Form 10-K will prove to be correct. We have tried to identify factors which may cause these statements to be incorrect. These factors could also have a negative impact on our results. The following is our list of these factors:

   - We have filed for protection under Chapter 11 of the Bankruptcy Code. The fact of this filing, along with the process through the Bankruptcy Court, could affect our business in a variety of unforeseen ways. There could be impairment of our ability to: operate our business during the pendency of the proceedings; continue normal operating relationships with our host licensors, such as Wal-Mart; obtain shipments and negotiate terms with vendors; fund, develop, and execute an operating plan; attract and retain key executives and associates; maintain our gross margins through vendor participation programs and otherwise to maintain favorable courses of dealing with vendors.

   - We expect that, under the plan of reorganization we will propose to the Bankruptcy Court, the equity of the current shareholders in the Company will be significantly diluted.

   - It is unlikely the our common stock will continue to be listed on the NASDAQ SmallCap Market. We anticipate that our shares will trade on the OTC Bulletin Board. The liquidity of our common stock could be adversely affected as a result.

   - There are various risks associated with the Chapter 11 Cases. Our plan of reorganization may not be approved or, even if it is approved, may not succeed. In addition, the Bankruptcy Court must enter a final order approving our DIP Facility.

   - We depend heavily on our host store relationships, particularly with Wal-Mart. Any change in these relationships could have a significant negative impact on our business. The filing of the Chapter 11 Cases could affect those relationships.

   - The businesses we acquired in 1998 continue to generate low sales. If we cannot improve these sales, we may not generate sufficient cash to continue in business. We might then be forced to convert the Chapter 11 Cases into proceedings under Chapter 7 of the Bankruptcy Code. In addition, even if we are able to pay our bills, we may not be able to expand our business if these low sales levels persist.

   - Our new debtor-in-possession credit facility includes a revolver loan. Our ability to borrow under the revolver portion is limited to certain percentages of our inventory and accounts receivable. These limitations could restrict our ability to borrow under this revolver portion.

   - Managed care plans are increasingly important in the optical industry. We will need to attract new managed care business if we intend to remain competitive. We will also need to retain our existing managed care arrangements. Loss of these arrangements, or our failure to attract new managed care business, would impair our competitive position. The filing of the Chapter 11 Cases could impair our ability to retain existing contracts and to enter into new ones.

   - We depend on reliable and timely reimbursement of claims we submit to third party payors. There are risks we may not be paid on a timely basis, or that we will be paid at all. Some plans have complex forms to complete. Sometimes our staff may incorrectly complete forms, delaying our reimbursement. These delays can hurt our cash flow and also force us to write-off more of these accounts receivable.

   - Each year, we expect to have increasing numbers of vision centers under our Wal-Mart agreement come up for renewal. Our rental obligations to Wal-Mart will increase in the option period. We will need to continue to improve sales at these vision centers. If we do not, our rent as a percent of sales will increase significantly during the option period. Alternatively, we may choose not to exercise the options.

   - A number of our leases for our free-standing vision centers have annual rent increases or provide for increased rent in option periods. We may need to consider closing locations or not renewing others unless we can increase their sales levels.

   - Operating factors affecting customer satisfaction and quality controls of the Company in optical manufacturing.

   - Risks   associated  with  the  Company's  Year  2000  compliance   program,
     including, without limitation, the risks that third parties with whom the Company deals will not have systems which are Year 2000 compliant.

   - Risks that the Company's new point of sale system will not function as planned. In addition, we could lose sales because employees are unfamiliar with the new system or because they have difficulty using it.

   - Pricing and other competitive factors, including, without limitation, increased price competition with respect to contact lenses.

   - Technological advances in the eyecare industry, such as new surgical procedures or medical devices, which could reduce the demand for the Company's products. The number of individuals electing Lasik and similar surgical procedures has dramatically increased each year. If these trends continue, demand for our goods and services could decrease significantly.

   - The mix of goods sold.

   - Availability of optical and optometric professionals. An element of the Company's business strategy and a requirement of the Wal- Mart Agreement is the availability of vision care professionals at clinics in or nearby the Company's vision centers.

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

Recent Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply the guidance in SAB 101 to our financial statements no later than the second quarter of 2000. We currently are reviewing the requirements of SAB 101 and assessing its impact on our consolidated financial statements. We anticipate reporting the impact in the second quarter of 2000 as a cumulative effect adjustment to our consolidated financial statements resulting from a change in accounting principles.

     Effective in 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share" and No. 129 ("SFAS 129") "Disclosure of Information and Capital Structure." SFAS 128 simplifies the calculation of basic earnings per common share and diluted earnings per common share. Additionally, disclosure is required presenting a reconciliation of the computations for basic and diluted earnings per common share. The change in calculations did not change the Company's reported earnings per common share amounts presented in previous filings. SFAS 129 requires disclosure of the pertinent rights and privileges of all securities other than ordinary common stock. The Company has disclosed such information in previous years' annual reports filed on Form 10-K.

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The statement addresses the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements, as comprehensive income was equal to net income in 1999, 1998 and 1997.

     Effective in 1997, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The statement addresses reporting of segment information (See Note 16 to consolidated financial statements).

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will be effective in fiscal 2000. The Company is evaluating the effects of the adoption of this recent pronouncement.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company are included as a separate section of this Report commencing on page F-1.

ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information Concerning Directors
     Name and Age as of March 1, 2000     Position, Business Experience and Directorships

     James W. Krause............55        Joined  the  Company in April  1994 as  President  and Chief  Executive  Officer  and a
                                          director.  He was named Chairman of the Company in June 1995.

     David I. Fuente............54        A director  since  April  1992,  Mr.  Fuente has been  Chairman  of the Board and Chief
                                          Executive  Officer of Office  Depot,  Inc.  since 1987.  He also serves on the Board of
                                          Directors for Ryder Systems,  Inc. Mr. Fuente has decided to leave the Board  effective the date of the meeting.

     Ronald J. Green............52        A director since December 1990, Mr. Green has been a partner in the accounting  firm of
                                          Stephen M. Berman & Associates, Atlanta, Georgia, since 1980.

     James E. Kanaley...........58        A director  since  October  1998,  Mr.  Kanaley was employed at Bausch & Lomb Inc. from
                                          1978 until his  retirement  in 1997.  From 1990 until  1993,  he served as Senior  Vice
                                          President and Group President  Contact Lens Care, and from 1993 until his retirement he served as Senior Vice President and President, North American Healthcare.

     Campbell B. Lanier, III....49        A director  since October 1990,  Mr.  Campbell B. Lanier,  III is Chairman of the Board
                                          and Chief  Executive  Officer of ITC Holding  Company,  a  telecommunications  services company located in West Point,  Georgia.  He is also Chairman,  Chief Executive Officer and director of Powertel, Inc. He also serves as a director of EarthLink, Inc.

     J. Smith Lanier, II........72        A director since October 1990,  Mr. J. Smith Lanier,  II is Chairman of J. Smith Lanier
                                          & Co., an insurance sales company. He is also a director of Interface,  Inc. Mr. Lanier is the uncle of Campbell B. Lanier, III.

     Peter T. Socha.............40        Mr.  Socha  joined the Company in October,  1999 as Senior  Vice  President,  Strategic
                                          Planning.  Prior to  joining  the  Company  he worked as a  consultant,  and  served as
                                          Executive  Vice  President of COHR,  Inc.,  from May 1998 to October 1998; and as Chief
                                          Credit Officer with Sirrom Capital  Corporation,  from 1994 to 1997. Mr. Socha became a director and was appointed Senior Vice President,  Strategic  Planning and Managed Care
                                          in February 2000.


Information Concerning Executive Officers

  Name, Age and Position
  as of March 1, 2000                   Business Experience
  -------------------                   -------------------

  James W. Krause            55         See "Information Concerning Directors"
    Chairman
    and Chief Executive Officer

  Michael J. Boden           52         Mr. Boden joined the Company in June 1995 as Vice President,  Sales and Marketing and was
    Executive Vice President,           named a Senior Vice  President  in February  1998.  He was named  Senior Vice  President,
    Retail Operations                   Leased Retail  Operations  in February,  1999.  From 1992 until  joining the Company,  he served as Vice  President-- Store  Operations  of This End Up Furniture  Company.  He was
                                        appointed to his current position in February 2000.

  Richard D. Anderson        41         Mr.  Anderson  joined the Company in January  1999 and was named  Senior Vice  President,
    Senior Vice President,              Real Estate in February  1999.  From 1987 until  joining the Company,  he was employed by
    Real Estate                         W.H.  Smith,  PLC where he served as Vice  President,  Real  Estate  and Vice  President,
                                        Development and Construction.

  Eduardo A. Egusquiza       47         Mr.  Egusquiza  joined the  Company in March 1998 as Senior Vice  President,  Information
    Senior Vice President,              Technology.  From 1982 until  joining the Company,  he was  employed by Musicland  Stores
    Information Technology              Corporation, Inc. where he served as Vice President of Information Systems and Services.

  Mitchell Goodman           46         Mr.  Goodman  joined the Company as General  Counsel and Secretary in September  1992 and
    Senior Vice President,              was named a Vice President in November 1993 and Senior Vice President in May 1998.
    General Counsel and Secretary

  Charles M. Johnson         50         Mr.  Johnson joined the Company in October 1997 as Senior Vice  President,  Manufacturing
    Senior Vice President,              and  Distribution.  From  1988  until  joining  the  Company,  he  was  employed  by  the
    Manufacturing and Distribution      Sherwin-Williams  Company, where he served as Vice President and Director of Research and
                                        Development.

  Angus C. Morrison          43         Mr.  Morrison  joined  the  Company  in  February  of 1995 as Vice  President,  Corporate
    Senior Vice President,              Controller.  He  was  appointed  Senior  Vice  President,  Chief  Financial  Officer  and
    Chief Financial Officer             Treasurer in March 1998.  From 1993 until  joining the  Company,  he was  Controller  and
                                        Senior  Financial  Officer  of the  Soap Division  of  The  Dial Corp. He  was Controller
                                        and Senior Financial  Officer  of  the  Food  Division  of  the  same  company  from 1989 through 1992.

  Timothy W. Ranney          47         Mr. Ranney joined the Company in September 1998 and was named Vice  President,  Corporate
    Vice President,                     Controller in October 1998.  From 1991 until joining the Company,  he was employed by CVS
    Corporate Controller                Corporation  where he  served  as Store  Controller  and then as  Director  of  Financial
                                        Systems.

  Peter T. Socha             40         See "Information Concerning Directors"
    Senior Vice President,
    Strategic Planning and
    Managed Care

  Robert W. Stein            44         Mr.  Stein  joined the  Company as Director of Human  Resources  in May 1992.  In January
    Senior Vice President,              1993, he was appointed Vice President,  Human  Resources,  and was appointed  Senior Vice
    Human Resources and                 President in February 1999.  He was appointed to his current position in February 2000.
    Professional Services

  Michael C. Thomas          34         Mr. Thomas joined the Company as Assistant  Vice  President,  Western  Region in October,
    Senior Vice President,              1993.  He was promoted to Senior Vice President, Vista Retail Operations in July of 1999.
    Vista Retail Operations

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than ten percent (10%) of Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. We believe that, during 1999, our officers, directors and holders of more than ten percent (10%) of Common Stock complied with all Section 16(a) filing requirements, except for ITC Service Company, which filed one late report arising out of one purchase of shares of Common Stock. In making these statements, we have relied upon the written representations of our directors and officers and upon copies of reports furnished to the Company.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table discloses compensation received from the Company by the Company's Chief Executive Officer, and the Company's four most highly compensated officers other than the Chief Executive Officer (all such individuals, collectively, the "named executive officers").


                                            Summary Compensation Table

                                                                                              Long Term Compensation
                                       Annual Compensation                      ------------------------------------------------
   Name and                         -----------------------------------------    Restricted      Securities
   Principal                Fiscal                              Other Annual       Stock         Underlying        All Other
   Position                  Year   Salary($)     Bonus($)    Compensation($)   Awards($)(1)    Options/SARs(#)  Compensation($)
   --------                -------  ---------     --------    ---------------   ------------    ---------------  ---------------
   James W. Krause          1999     375,000           --              --            --(2)          340,000           20,000
     Chairman of            1998     368,000       101,500             --          79,688           250,000           20,000(3)
     the Board              1997     338,000       247,000             --          72,000            50,000           20,000(3)
     and Chief
     Executive Officer

   Michael J. Boden         1999     200,000            --             --            --(4)           12,000               --
     Executive Vice         1998     193,000        38,000             --          26,563            15,000               --
     President,             1997     185,000       135,000             --          24,000            15,000               --
     Retail Operations

   Eduardo A. Egusquiza    1999      170,000            --        153,000(5)         --(6)           12,000               --
     Senior Vice           1998(7)   139,000        36,000                         26,563            50,000               --
     President,
     Information
     Technology

   Charles M. Johnson      1999      204,000            --             --            --(6)           12,000               --
     Senior Vice           1998      197,000        39,000         37,000(8)       26,563            15,000               --
     President,            1997(9)    41,000        70,000             --              --            75,000               --
     Manufacturing and
     Distribution

   Angus C. Morrison       1999      170,000            --             --           --(10)           12,000               --
     Senior Vice           1998      160,000        31,000             --          28,155            25,000               --
     President, Chief      1997      107,000        49,000             --          14,438            10,000               --
     Financial Officer
     and Treasurer

(1)  Restricted  Stock  Awards  vest  and  restrictions  lapse  after  five-year performance  period to the extent and  depending  upon  achievement  by the
     Company  of  return  on  asset  goals  relative  to a  comparison  group of companies.  For awards made in 1998,  restricted  shares, to the extent not vested  after five years,  vest after ten years of  employment.  Vesting is accelerated automatically upon a change of control (as defined).  Dividends
     (if any are declared) will be paid on restricted stock.
(2)  As  of  January  1,  2000,  Mr.  Krause  had   restricted   stock  holdings
     representing 30,000 shares of Common Stock with a value of $30,930.
(3)  The Company has  executed a "split  dollar"  insurance  agreement  with Mr.
     Krause.  The annual premium  (payable by the Company) is $20,000.  The term life  portion of this  premium  is $2,500;  the  non-term  life  portion is
     $17,500.
(4)  As of January 1, 2000, Mr. Boden had restricted stock holdings representing
     10,000 shares of Common Stock with a value of $10,310.
(5)  $82,000 represents reimbursement of relocation expenses; $71,000 represents tax reimbursement payments on the foregoing.
(6)  As of  January  1, 2000,  this  executive  had  restricted  stock  holdings representing 5,000 shares of Common Stock with a value of $5,155.
(7)  Mr. Egusquiza joined the Company in March 1998.
(8)  $34,000 represents reimbursement of relocation expenses;  $3,000 represents tax reimbursement payments.
(9)  Mr. Johnson joined the Company in October 1997.
(10) As  of  January  1,  2000,  Mr.  Morrison  had  restricted  stock  holdings representing 8,000 shares of Common Stock with a value of $8,248.


                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information on option grants to the named executive officers by the Company in 1999. The table also shows the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.


                                                                                Potential Realizable
                                                                                  Value at Assumed
                            No. of      % of Total                              Annual Rates of Stock
                          Securities   Options/SARs                              Price Appreciation
                          Underlying    Granted to                             for Option Terms($)(2)
                         Option/SARs   Employees in   Exercise or   Expiration -----------------------
                           Granted    Fiscal Year(1) Base Price($)     Date         5%          10%
                        ------------  -------------- ------------------------- ----------- -----------

  James W. Krause          300,000(3)      34.0          5.50         4/03/04    456,000    1,008,000
                            40,000(4)       4.5          5.281        4/22/09    132,760      336,680
  Michael J. Boden          12,000(4)       1.4          5.281        4/22/09     39,828      101,004
  Eduardo A. Egusquiza      12,000(4)       1.4          5.281        4/22/09     39,828      101,004
  Charles M. Johnson        12,000(4)       1.4          5.281        4/22/09     39,828      101,004
  Angus C. Morrison         12,000(4)       1.4          5.281        4/22/09     39,828      101,004

--------------------

(1)  The Company granted options covering 883,060 shares to employees in 1999.
(2)  These amounts represent  assumed rates of appreciation  only. Actual gains, if any,  on stock  option  exercises  and  holdings  of  Common  Stock  are dependent  on the future  performance  of Common  Stock and  overall  stock market conditions.  There can be no assurance that the amounts reflected in this table will be achieved.
(3)  Grant under the Company's  Restated Stock Option and Incentive  Award Plan.
     Option vests 50% first  anniversary of grant date and 25% on each of second and third anniversaries of grant date, subject to continued employment.
(4)  Grants under the Company's  Restated Stock Option and Incentive Award Plan.
     Options vest 50% on second anniversary of grant date and 25% on each of the
     third  and  fourth   anniversary  of  grant  date,   subject  to  continued
     employment. Expiration date is 10th anniversary of grant date.

                          FISCAL YEAR END OPTION VALUES

     The following table provides information, as of January 1, 2000, regarding the number and value of options held by the named executive officers.


                           No. of Securities Underlying        Value of Unexercised
                              Unexercised Options at           In-the-Money Options
                                 Fiscal Year End              At Fiscal Year End($)
                          ------------------------------- -------------------------------
                            Exercisable   Unexercisable(1)  Exercisable    Unexercisable

  James W. Krause            112,500          627,500              0               0
  Michael J. Boden            68,750           38,250              0               0
  Eduardo A. Egusquiza             0           62,000              0               0
  Charles M. Johnson          37,500           64,500              0               0
  Angus C. Morrison           47,500           44,500              0               0

--------------------

(1) Shares represented were not exercisable as of January 1, 2000, and future exercisability is subject to the executive's remaining employed by the Company for up to four years from grant date of options.

Change in Control Arrangements

     The Company has agreements with the named executive officers which provide severance benefits in the event of termination of employment under certain circumstances following a change in control of the Company (as defined). The circumstances are:

   - termination by the Company, other than because of death or disability commencing prior to a threatened change in control (as defined);

   - for cause (as defined); or

   - by an officer as the result of a voluntary termination (as defined).

     Following any such termination, in addition to compensation and benefits already earned, the officer will be entitled to receive a lump sum severance payment equal to up to three times the officer's annual rate of base salary.

     Cause for termination by the Company is the:

   - commission of any act that constitutes, on the part of the officer,

    (a)  fraud, dishonesty, gross negligence, or willful misconduct and
    (b)  that directly results in material injury to the Company, or

   - officer's material breach of the agreement, or

   - officer's conviction of a felony or crime involving moral turpitude.


     Circumstances which would entitle the officer to terminate as a result of voluntary termination following a change in control include, among other things:

   - the assignment to the officer of any duties inconsistent with the officer's title and status in effect prior to the change in control or threatened change in control;

   - a reduction by the Company of the officer's base salary;

   - the Company's requiring the officer to be based anywhere other than the Company's principal executive offices;

   - the failure by the Company, without the officer's consent, to pay to the officer any portion of the officer's then current compensation;

   - the failure by the Company to continue in effect any material compensation plan in which the officer participates immediately prior to the change in control or threatened change in control; or

   - the failure by the Company to continue to provide the officer with benefits substantially similar to those enjoyed by the officer under any of the Company's life insurance, medical, or other plans.

     The term of each agreement is for a rolling three years unless the Company gives notice that it does not wish to extend such term, in which case the term of the agreement would expire three years from the date of the notice.

                      REPORT OF THE COMPENSATION COMMITTEE

                                   A. General

     The Compensation Committee (the Committee) determines the compensation of the executive officers of the Company and also administers and makes awards of equity compensation under Vista's equity programs. None of the members of the Committee is an officer or employee of the Company.

Compensation Philosophy

     The compensation philosophy of the Company is based on the premise that the Company's achievements result from the coordinated efforts of its employees. The Company strives to achieve those objectives through teamwork that is focused on meeting the expectations of customers and shareholders.

Goals of the Compensation Program

     The goals of the compensation program are to:

   - Link compensation with business objectives and performance

   - Enable the Company to attract, retain, and reward executive officers who contribute to the long-term success of the Company.

Components

     The program consists of three components:

   - Salaries. Salaries are based on compensation studies of comparable positions in the Company's market area and on the Committee's assessment of the individual's performance. Generally, the Company's objective is to set executive salaries at or near the midpoint of the survey range of salaries for similar positions at other companies. Salaries are reviewed on an annual basis.

   - Annual Incentive Compensation. The Company has adopted a plan under which the Committee will award annual incentive compensation only if the Company has met certain financial goals (based on defined improvement in earnings per share) and if the executive meets defined individual performance goals. Both conditions must be met; as a result, if the Company does not meet its financial goals, the Committee will not approve awards of annual incentive compensation, even if the executive has met the individual goals.

   - Equity Compensation. Each year, the Committee grants stock options to administrative and field level employees. In 1999, the Committee approved guidelines for annual grants of stock options to the executive officers of the Company. These guidelines contemplate annual grants of 40,000 shares to the chief executive officer and 12,000 to the executive officers of the Company. The Committee approved these guidelines on the basis of a report submitted by independent compensation consultants.

                         B. 1999 Compensation Decisions

     The Company's financial performance in 1999 had a significant impact on the Committee's actions this year.

   - Salaries. Because of the significant operational and financial issues facing the Company in 1999, the Committee did not implement any proposed salary increases. [Because of raises awarded during 1998 (and therefore applicable to only a portion of 1998), the summary compensation table on page 30 sets forth different salaries for 1998 and 1999.]

   - Annual Incentive Compensation. The Company did not meet its financial goals for 1999. As a result, the Committee did not approve any awards of incentive compensation.

   - Equity Compensation. In May 1999, the Committee approved annual grants of stock options to executive officers in the amounts contemplated by the guidelines described above. In October, the Committee approved a grant of an option covering 100,000 shares to Mr. Socha in consideration of Mr. Socha's prior experience as well as the position and duties he would assume. In addition, in 1999 the Committee approved grants of options to three executive officers (including Mr. Krause) to replace stock options which had expired. The earlier grants had been for five-year terms. Because the Company has changed its policies to provide for options with ten-year terms, the Committee awarded the replacement options with five-year terms (at the same exercise price as in the original stock options).

                            C. Internal Revenue Code

     Section 162(m) of the Internal Revenue Code limits to $1 million the deductibility of compensation paid to the Company's five most highly compensated officers, unless the Company meets certain requirements. One requirement is that the Committee consist entirely of outside directors. The Committee meets this requirement. Because the stock option plan of the Company was approved by our shareholders, grants of stock options under the Company's stock option plan meet the requirement that such awards be approved by the shareholders. With respect to salary compensation under Section 162(m), the Committee has not adopted any policies because total salary compensation of each executive officer is well below $1 million.


                                                COMPENSATION COMMITTEE


                                                David I. Fuente (Chairman)
                                                Ronald J. Green
                                                James E. Kanaley

                                PERFORMANCE GRAPH

     NOTE: The stock price performance shown on the graph below is not necessarily indicative of future price performance.

    [PERFORMANCE GRAPH WHICH APPEARS HERE IS REPRESENTED BY THE TABLE BELOW.]


                             CUMULATIVE TOTAL RETURN
          Based upon an initial investment of $100 on December 31, 1994 with dividends reinvested

                       31-Dec-94   30-Dec-95    28-Dec-96    3-Jan-98    2-Jan-99   1-Jan-00
                       ---------   ---------    ---------    --------    --------   --------
Vista Eyecare, Inc.       $100         $80          $110        $160        $143       $28
Nasdaq Composite Index    $100         $141         $174        $213        $300       $542
Nasdaq Retail Group       $100         $110         $131        $154        $188       $182


SOURCE:  GEORGESON SHAREHOLDER COMMUNICATIONS INC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                        COMMON STOCK OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The Company is not aware of any person who, on March 1, 2000, was the beneficial owner of five percent (5%) or more of outstanding shares of Common Stock, except as set forth below.

                                            Amount and Nature of     Percent
                                            Beneficial Ownership    of Class
                                            --------------------    --------

               Campbell B. Lanier, III           4,361,187(a)(b)      20.6
               Rayna Casey                       1,808,152(c)          8.5
----------

(a) Includes shares owned by the following individuals and entities, who may be deemed a "group" within the meaning of the beneficial ownership provisions of the federal securities laws: Mr. Lanier (836,957 shares); Mr. Lanier's wife (750 shares); Campbell B. Lanier, IV (25,550 shares); ITC Service Company (3,356,648 shares); William H. Scott, III (82,782 shares); Martha
     J. Scott (28,000 shares, inclusive of 10,000 shares owned by the Scott Trust, of which Ms. Scott is the sole trustee); William H. Scott, III Irrevocable Trust F/B/O Martha Scott (the "Scott Trust") (10,000 shares); Bryan W. Adams (8,000 shares).
(b) Includes 22,500 shares which Mr. Lanier has the right to acquire under the Company's Non-Employee Director Stock Option Plan.
(c) Includes 159,948 shares owned by a trust of which Ms. Casey is the trustee and her daughter the beneficiary. Ms. Casey's address is 712 West Paces Ferry Road, Atlanta, Georgia.

     The following table sets forth information, as of March 1, 2000, concerning beneficial ownership by all directors and nominees, by each of the executive officers named in the Summary Compensation Table below, and by all directors and executive officers as a group. Percent of Number of Shares Outstanding Name and Address of Beneficial Owner(1) Beneficially Owned Common Stock

    Campbell B. Lanier, III.................        4,361,187(2)(3)      20.6
    James W. Krause.........................          494,444(4)          2.3
    J. Smith Lanier, II.....................          302,235(3)(5)       1.4
    Ronald J. Green.........................          111,500(3)(6)        *
    Peter T. Socha..........................          100,000(7)           *
    David I. Fuente.........................           50,500(3)           *
    James E. Kanaley........................                0              *
    Michael J. Boden........................           96,827(8)           *
    Angus C. Morrison.......................           59,500(9)           *
    Charles M. Johnson......................           58,350(10)          *
    Eduardo A. Egusquiza....................           30,000(11)          *
    All directors and executive officers as a
    group (sixteen persons).................        5,832,753            26.6

--------------------

*    Represents less than one percent of the outstanding Common Stock.
(1) Unless otherwise indicated below, the address of the persons named is 296 Grayson Highway, Lawrenceville, GA 30045.
(2)  See footnote (a) in table above.
(3) Includes 22,500 shares which this individual has the right to acquire under the Company's Non-Employee Director Stock Option Plan.
(4) Includes 262,500 shares which Mr. Krause has the right to acquire under the Company's Restated Stock Option and Incentive Award Plan (the "Plan"). Also includes 30,000 shares of restricted stock awarded under the Plan.
(5) Includes 1,800 shares owned by Mr. Lanier's wife, as to which he disclaims beneficial ownership.
(6) Includes 9,000 shares owned by Mr. Green's children, as to which he disclaims beneficial ownership.
(7) Represents 100,000 shares which Mr. Socha has the right to acquire under the Plan.
(8) Includes 83,750 shares which Mr. Boden has the right to acquire under the Plan. Also includes 10,000 shares of restricted stock awarded under the Plan.
(9) Includes 11,200 shares held as custodian for Mr. Morrison's children, 22,500 shares which Mr. Morrison has the right to acquire under the Plan, and 8,000 shares of restricted stock awarded under the Plan.
(10) Includes 45,000 shares which Mr. Johnson has the right to acquire under the Plan and 5,000 shares of restricted stock awarded under the Plan.
(11) Includes 25,000 shares which Mr. Egusquiza has the right to acquire under the Plan and 5,000 shares of restricted stock awarded under the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid insurance premiums of approximately $1.5 million in 1999 for insurance policies purchased through an agency in which J. Smith Lanier, II, a director of the Company, has a substantial ownership interest. The Audit Committee (which has ratified the purchase of insurance by the Company from this insurance agency) and management of the Company believe that these premiums are comparable to those which could have been obtained from unaffiliated companies.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2) The Consolidated Financial Statements and Schedule of the Company and its subsidiaries are filed as a separate section of this Report commencing on page F-1.

     (3) We have filed or incorporated by reference the following exhibits:

Exhibit
Number     Description
-------    -----------

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

4.3 -- Indenture dated as of October 8, 1998, among the Company, the Guaran-tors and State Street Bank & Company, as Trustee (including form of
          Exchange Note), incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-71825, filed with the Commission on February 5, 1998, and amendments thereto.

4.4 -- Purchase Agreement dated as of October 8, 1998, among the Company, the Guarantors and the Initial Purchasers, incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-71825, filed with the Commission on February 5, 1998, and amendments thereto.

4.5 -- Registration Rights Agreement dated as of October 8, 1998, among the Company, the Guarantors and the Initial Purchasers, incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333- 71825, filed with the Commission on February 5, 1998, and amendments thereto.

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

10.10++-- Form Change in Control Agreement for executive officers of the Company, incorporated by reference to the Company's Form 10-K for the fiscal year ended December 28, 1996.

10.11++-- Form  Restricted  Stock  Award,   incorporated  by  reference  to  the
          Company's Form 10-Q for the quarterly period ended March 29, 1997.

10.12++-- Restated Non-Employee Director Stock Option Plan, incorporated by reference to the Company's Form 10-Q filed on June 28, 1997.

10.13++-- Executive Deferred Compensation Plan, incorporated by reference to the Company's Form 10-K for the fiscal year ended January 3, 1998.

10.14 -- Credit Agreement dated October 8, 1998 by and among the Company, Bank of America, FSB, First Union National Bank and the financial institutions listed hereto, incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-71825, filed with the Commission on February 5, 1999, and amendments thereto.

10.15**-- Amended and Restated Credit Agreement dated as of November 12, 1999 by and between the Company and Foothill Capital Corporation.

10.16**-- Agreement dated as of September 9, 1999, by and among the Company, ITC
          Service Company, and Campbell B. Lanier, III.

21**   -- Subsidiaries of the Registrant.

23**   -- Consent by Arthur Andersen LLP.

27**   -- Financial Data Schedule.

** Filed with this Form 10-K.

++ Management contract or compensatory plan or arrangement in which a director or named executive officer participates.

   (b) The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:.

         Date of Report     Item Reported      Financial Statements Filed
         --------------     -------------      --------------------------
         October 19, 1999   Item 5             None

                    VISTA EYECARE, INC. AND SUBSIDIARIES


            CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
     AS OF JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                             TOGETHER WITH
                           AUDITORS' REPORT


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

   The  following   consolidated   financial  statements  and  schedule  of  the
registrant and its subsidiaries are submitted herewith in response to Item 8 and
Item 14(a)1 and to Item 14(a)2, respectively.

                                                                  Page
                                                                  ----

Report of Independent Public Accountants                           F-2

Consolidated Balance Sheets as of January 1, 2000 and
  January 2, 1999                                                  F-3

Consolidated Statements of Operations for the
  Years Ended  January 1, 2000, January 2, 1999 and
  January 3, 1998                                                  F-5

Consolidated  Statements of Shareholders'  Equity for the
  Years Ended January 1, 2000, January 2, 1999 and
  January 3, 1998                                                  F-6

Consolidated  Statements  of Cash  Flows for the
  Years  Ended  January  1, 2000, January 2, 1999 and
  January 3, 1998                                                  F-7

Notes to Consolidated Financial Statements and Schedule            F-8

Schedule II, Valuation and Qualifying Accounts                     F-36

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Vista Eyecare, Inc.
and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of VISTA EYECARE, INC. (a Georgia corporation) AND SUBSIDIARIES as of January 1, 2000 and January 2, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Eyecare, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred a net loss in 1999 and has a net working capital deficiency of approximately $11.7 million at January 1, 2000. In addition, the Company filed voluntary petitions with the United States
Bankruptcy Court for reorganization under Chapter 11. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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


ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 17, 2000
(except for the matter
discussed in Note 3,
as to which the date
is April 5, 2000)

                                     VISTA EYECARE, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                      January 1, 2000 and January 2, 1999
                                    (In thousands except share information)

                                                                                        1999           1998
                                                                                    -----------    -----------
                                                    ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                           $   2,886    $   7,072
   Accounts receivable (net of allowance: 1999 - $4,403; 1998 - $1,516)                   10,416       10,135
   Inventories                                                                            34,373       31,670
   Other current assets                                                                    2,761        2,899
                                                                                       ----------   ----------
      Total current assets                                                                50,436       51,776
                                                                                       ----------   ----------
 PROPERTY AND EQUIPMENT:
   Equipment                                                                              57,750       54,396
   Furniture and fixtures                                                                 26,600       23,124
   Leasehold improvements                                                                 28,458       26,806
   Construction in progress                                                                3,427        2,022
                                                                                       ----------   ----------
                                                                                         116,235      106,348
   Less accumulated depreciation                                                         (62,329)     (48,305)
                                                                                       ----------   ----------
   Net property and equipment                                                             53,906       58,043


 OTHER ASSETS AND DEFERRED COSTS
   (net of accumulated amortization:  1999 - $1,500; 1998 - $1,292)                        9,315        9,953
 DEFERRED INCOME TAX ASSET                                                                   385          385
 GOODWILL AND OTHER INTANGIBLE ASSETS
   (net of accumulated amortization: 1999 - $6,994; 1998 - $2,544)                       106,177      108,940
                                                                                       ----------   ----------
                                                                                       $ 220,219    $ 229,097
                                                                                       ==========   ==========

                                                                                          1999        1998
                                                                                      ----------   ----------
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                                                    $  17,192   $  18,925
   Accrued expenses and other current liabilities                                         24,568      26,637
   Current portion other long-term debt and capital lease obligations                      1,098       2,006
   Revolving credit facility and term loan                                                19,292          --
                                                                                       ---------   ---------
      Total current liabilities                                                           62,150      47,568
                                                                                       ---------   ---------
 SENIOR NOTES (net of discount:  1999 - $1,253; 1998 - $1,391)                           123,747     123,609

 REVOLVING CREDIT FACILITY                                                                    --       6,000
 OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                        6,865       7,223


 COMMITMENTS AND CONTINGENCIES (Note 11)
 REDEEMABLE COMMON STOCK                                                                      900        770

 SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                   --          --
    Common stock, $0.01 par value, 100,000,000 shares authorized, 21,179,103 and 21,166,612 shares issued and outstanding as of January 1, 2000 and
    January 2, 1999, respectively                                                            211         211
    Additional paid-in capital                                                            47,387      47,195
    Retained (deficit)earnings                                                           (16,968)        594
    Accumulated other comprehensive income                                                (4,073)     (4,073)
                                                                                       ---------   ---------
         Total shareholders' equity                                                       26,557      43,927
                                                                                       ---------   ---------
                                                                                       $ 220,219   $ 229,097
                                                                                       =========   =========



      The accompanying notes are an integral part of these consolidated financial statements.



                                                    VISTA EYECARE, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the years ended January 1, 2000, January 2, 1999, and January 3, 1998
                                                 (In thousands except per share information)

                                                                                   For the years ended
                                                                        ---------------------------------------
                                                                        January 1,     January 2,    January 3,
                                                                          2000           1999          1998
                                                                        ----------    ----------     ----------
 NET SALES                                                               $  329,055    $  245,331     $  186,354
 COST OF GOODS SOLD                                                         147,768       112,929         86,363
                                                                         ----------    ----------     ----------
 GROSS PROFIT                                                               181,287       132,402         99,991

 SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE                               177,162       121,413         89,156
 IMPAIRMENT LOSS ON LONG-LIVED ASSETS                                         1,952            --             --
                                                                         ----------    -----------    ----------
 OPERATING INCOME                                                             2,173        10,989         10,835
 INTEREST EXPENSE, NET                                                       19,329         5,538          1,554
                                                                         ----------    ----------     ----------
 INCOME/(LOSS) BEFORE INCOME TAXES                                          (17,156)        5,451          9,281
 INCOME TAX EXPENSE                                                              --         2,037          3,708
                                                                         ----------    ----------     ----------
 NET INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM                             $  (17,156)   $    3,414     $    5,573
 EXTRAORDINARY LOSS, NET OF TAXES                                              (406)           --             --
                                                                         ----------    ----------     ----------
 NET INCOME/(LOSS)                                                       $  (17,562)   $    3,414     $    5,573
                                                                         ==========    ==========     ==========

 BASIC EARNINGS/(LOSS) PER SHARE:
  EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM                              $   (0.81)    $     0.16     $    0.27
  EXTRAORDINARY LOSS                                                         (0.02)            --            --
                                                                         ----------    ----------     ----------
  NET EARNINGS/(LOSS)PER BASIC SHARE                                     $   (0.83)    $     0.16     $    0.27
                                                                         ==========    ==========     ==========

 DILUTED EARNINGS/(LOSS) PER SHARE:
  EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM                              $   (0.81)    $     0.16     $    0.27
  EXTRAORDINARY LOSS                                                         (0.02)            --            --
                                                                         ----------    ----------     ----------
  NET EARNINGS/(LOSS)PER DILUTED SHARE                                   $   (0.83)    $     0.16     $    0.27
                                                                         ==========    ==========     ==========

          The accompanying notes are an integral part of these consolidated financial statements.


                                     VISTA EYECARE, INC. AND SUBSIDIARIES

                                CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
                      For the years ended January 1, 2000, January 2, 1999, and January 3, 1998
                                    (In thousands except share information)

                                                                                       Accumulated
                                         Common Stock       Additional   Retained         Other
                                     ----------------------   Paid-In    Earnings     Comprehensive
                                     Shares          Amount   Capital    (Deficit)        Income       Total
                                     ------          ------ ----------   ---------     -----------   --------
 BALANCE, December 28, 1996         20,644,752       $  206 $ 42,166     $  (8,393)    $  (4,073)   $  29,906
 Issuance of common stock              110,795                    66                                       66
 Awards of restricted stock             54,000            1       35                                       36
 Exercise of stock options              10,408                    17                                       17
 Net income                                                                  5,573                      5,573
                                    ----------       ------ --------     ---------     ---------     --------
 BALANCE, January 3, 1998           20,819,955          207   42,284        (2,820)       (4,073)      35,598
 Awards of restricted stock             52,000            1      121                                      122
 Exercise of stock options             294,657            3    1,482                                    1,485
 Tax settlement (see Note 11)                                  3,308                                    3,308
 Net income                                                                  3,414                      3,414
                                    ----------       ------ --------     ---------     ---------     --------
 BALANCE, January 2, 1999           21,166,612          211   47,195           594        (4,073)      43,927
 Restricted stock                                                136                                      136
 Exercise of stock options              12,491                    56                                       56
 Net loss                                                                  (17,562)                   (17,562)
                                    ----------       ------ --------     ---------     ---------     --------
 BALANCE, January 1, 2000           21,179,103       $  211 $ 47,387     $ (16,968)    $  (4,073)    $ 26,557
                                    ==========       ====== ========     =========     =========     ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                     VISTA EYECARE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended January 1, 2000, January 2, 1999,  and January 3, 1998
                                                 (In thousands)

                                                                    1999            1998            1997
                                                                    ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                $(17,562)       $  3,414        $  5,573
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                 18,602          14,177          11,035
     Provision for deferred income tax expense                         --           1,173           1,441
     Impairment of long-lived assets                                1,952              --              --
     Extraordinary loss                                               406              --              --
     Other                                                           (459)            936             319
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
        Receivables                                                  (281)         (1,504)           (875)
        Inventories                                                (2,703)          1,304           2,031
        Store preopening costs                                         --              --            (643)
        Other current assets                                          138          (1,630)            612
        Accounts payable                                           (1,733)           (410)         (1,872)
        Accrued expenses                                           (2,069)         (7,691)          3,117
                                                                 --------        --------        --------
            Total adjustments                                      13,853           6,355          15,165
                                                                 --------        --------        --------
            Net cash (used in) provided by operating activities    (3,709)          9,769          20,738
                                                                 --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                (12,704)         (9,183)         (8,049)
Acquisitions, net of cash acquired                                     --         (97,357)         (1,772)
Proceeds from sale of property and equipment                          955              --              --
Payment for non-competition agreement                                  --              --            (484)
Purchase of assignment agreement                                       --              --            (500)
                                                                 --------        --------        --------
            Net cash used in investing activities                 (11,749)       (106,540)        (10,805)
                                                                 --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of senior notes, net of discount                    --         123,580              --
Advances on revolving credit facility                              79,238          52,500           5,500
Repayments on revolving credit facility                           (65,946)        (66,000)        (12,500)
Principal payment on notes payable and capital leases              (1,265)           (436)         (1,450)
Proceeds from exercise of stock options                                56           1,485              17
Deferred financing costs                                             (811)         (9,845)            (51)
                                                                 --------        --------        --------
            Net cash provided by (used in) financing activities    11,272         101,284          (8,484)
                                                                 --------        --------        --------
NET INCREASE (DECREASE) IN CASH                                    (4,186)          4,513           1,449
CASH, beginning of year                                             7,072           2,559           1,110
                                                                 --------        --------        --------
CASH, end of year                                                $  2,886        $  7,072        $  2,559
                                                                 ========        ========        ========

            The  accompanying  notes are an integral part of these  consolidated financial statements.
                                     F-7

                   VISTA EYECARE, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


1.  ORGANIZATION AND OPERATIONS

     Vista Eyecare, Inc., formerly National Vision Associates, Ltd., (the "Company") is engaged in the retail sale of optical goods and services. The Company is largely dependent on Wal-Mart Stores, Inc. ("Wal-Mart") for continued operation of vision centers which generate a significant portion of the Company's revenues (See Note 5). In October 1997, the Company acquired the capital stock of Midwest Vision, Inc., a retail optical company with 51 locations in Minnesota and three adjoining states. In July 1998, the Company acquired the capital stock of Frame-n-Lens Optical, Inc., which operated approximately 280 vision centers, mainly in the western United States. In October 1998, the Company acquired the capital stock of New West Eyeworks, Inc. which operated approximately 175 vision centers in 13 states (See Note 6).

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December
31. Pursuant to such calendar, financial information for each of 1998 and 1996 is presented for the 52-week period ended January 2 and December 28, respectively. Fiscal 1997 consisted of 53 weeks ended January 3, 1998. Due to various statutory and other considerations, international operations were not changed to this 52/53 week calendar. To allow for more timely consolidation and reporting, international operations are reported using a fiscal year ending November 30.

     Certain amounts in the January 2, 1999 and January 3, 1998 consolidated financial statements have been reclassified to conform to the January 1, 2000 presentation.

Revenue Recognition

     The Company recognizes revenues and the related costs from retail sales when at least 50% of the payment has been received.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to apply the guidance in SAB 101 to the financial statements no later than the second quarter of 2000. The Company is currently reviewing the requirements of SAB 101 and assessing its impact on the consolidated financial statements. The Company anticipates reporting the impact in the second quarter of 2000 as a cumulative effect adjustment to the consolidated financial statements resulting from a change in accounting principles.

Cash and Cash Equivalents

     The Company considers cash on hand, short-term cash investments, and checks that have not been processed by financial institutions to be cash and cash equivalents. The aggregate amount of outstanding checks not processed at January 1, 2000 was $556,000 (at January 2, 1999 - $816,000). The Company's policy is to maintain uninvested cash at minimal levels. Cash includes cash equivalents which represent highly liquid investments with a maturity of one month or less. The carrying amount approximates fair value. The Company restricts investment of temporary cash investments to financial institutions with high credit standings.

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

Property and Equipment

     Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the assets' estimated useful lives or terms of the related leases, whichever is shorter. Accelerated depreciation methods are used for income tax reporting purposes. For financial reporting purposes, the useful lives used for computation of depreciation range from five to ten years for equipment, from three to nine years for furniture and fixtures, from three to six years for hardware and software related to information systems processing, and from five to nine years which approximate the remaining lease term for leasehold improvements. At the time property and equipment are retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income. Periodically, the Company evaluates the net book value of property and equipment for impairment. This evaluation is performed for retail locations and compares management's best estimate of future cash flows with the net book value of the property and equipment. See Note 4 for a discussion of impaired property and equipment in 1999. Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized.

Balance Sheet Financial Instruments:  Fair Values

     The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for "Revolving Credit Facility-Long-Term" approximates fair value because the underlying instrument is a variable rate note that reprices frequently. The fair value of the Company's previous fixed interest rate swap agreements and fixed rate debt was based on estimates using standard pricing models that take into consideration current interest rate market conditions supplied by independent financial institutions.

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

Income Taxes

     Deferred income taxes are recorded using current enacted tax laws and rates. Deferred income taxes are provided for depreciation, inventory basis differences, and accrued expenses where there is a temporary difference in recording such items for financial reporting and income tax reporting purposes.

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

Interest Expense, Net

     Interest expense includes interest on debt and capital lease obligations, purchase discounts on invoice payments, the amortization of finance fees, as well as hedge and swap agreements, and the amortization of the discount on the senior notes.

Foreign Currency Translation

     The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS No. 52"). Translation adjustments, which result from the process of translating foreign financial statements into U.S. dollars, are accumulated as a separate component of other comprehensive income.

Other Comprehensive Income

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The statement addresses the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements, as comprehensive income was equal to net income in 1999, 1998 and 1997.

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

3.   SUBSEQUENT EVENTS AND GOING CONCERN MATTERS

Proceedings Under Chapter 11 of the Bankruptcy Code

     On April 5, 2000, the Company and ten of its subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the Northern District of Georiga for reorganization under Chapter 11 (the "Chapter 11 Cases"). The Chapter 11 Cases have been consolidated for the purpose of joint administration under Case No. 00-65214. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. All affiliated entities of the Company are included in the Chapter 11 Cases, except only (a) three subsidiaries which are licensed managed care organizations and (b) foreign subsidiaries of the Company.

     The Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001. Management anticipates that its reorganization plan will include closing additional under-performing stores and restructuring the Company's debt and equity. There can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. A plan of reorganization could result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock is highly speculative.

Debtor-in Possession Financing

     On April 5, 2000, the Bankruptcy Court entered an interim order permitting the Company to enter into debtor-in possession financing with Foothill Capital Corporation (the "DIP Facility"). The DIP Facility remains subject to final Bankruptcy Court approval. A hearing for this purpose has been set for May 3, 2000. See Item 1 - "Business - Chapter 11 Cases." If and when approved by the Bankruptcy Court in a final order, the DIP Facility will refinance all amounts previously outstanding under the Foothill Credit Facility and provide additional working capital. As of April 5, 2000, the Company had borrowed a total of $15.4 million (inclusive of the $12.5 million term loan portion) under the Foothill Credit Facility.

     Under the facility, the Company may borrow up to $25 million (inclusive of amounts outstanding under the Foothill Credit Facility), subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. The DIP Facility includes a maximum of $12.5 million in revolving loans. The DIP Facility also contains a $12.5 million term loan bearing interest at 15% per annum. The DIP Facility requires that the Company have a rolling twelve month EBITDA of no less than $15 million during its term, which expires on May 31, 2001. Events occuring in the Chapter 11 Cases could result in earlier termination. The DIP Facility includes a $4 million sub-facility for letters of credit. Interest rates on the revolver portion of the DIP Facility are based on either the Wells Fargo Bank, N.A. Base Rate plus 2% or the Adjusted Eurodollar Rate plus 3.25%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, subject only to valid, enforceable, subsisting and non-voidable liens of record as of the date of commencement of the Chapter 11 Cases and other liens permitted under the DIP Facility.

     The DIP Facility contains customary covenants including, among others, covenants restricting the incurrence of indebtedness, the creation or existence of liens, the guarantee of other indebtedness, the declaration or payment of dividends, the repurchase or redemption of debt and equity securities of the Company, change in business activities, affiliate transactions, change in key management and certain corporate transactions, such as sales and purchases of assets, mergers, or consolidations. The DIP Facility also limits capital expenditures, investments, prepayments of other indebtedness, and requires the delivery of financial and other information to Foothill. The DIP Facility also contains certain customary default provisions and also specifies certain possible occurrences in the Chapter 11 Cases which could result in events of default.

     Availability under the DIP Facility is limited to certain percentages of accounts receivable and inventory, subject to other limitations based on rolling twelve-month historical EBIDTA and rolling 60-day cash collections.

     The Company believes the DIP Facility (if approved by the Bankruptcy Court in a final order) should provide it with adequate liquidity to conduct its operations while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties. See Item 7 - "Management's Discussion and Analysis and Results of Operations - Risk Factors."

Going Concern Matters

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and negative cash flows from operations, and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to obtain and comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

     Management believes that, subject to the approval of the Bankruptcy Court, the DIP Facility, along with cash provided by operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

4.   SIGNIFICANT PROVISIONS

     Provision for Managed Care Receivables
     --------------------------------------

     During 1999, the Company continued its efforts with its third party processor to timely collect managed care receivable accounts. In the fourth quarter, management concluded these efforts were not achieving anticipated results and, consequently, determined an additional provision for doubtful accounts was warranted.

     Impairment loss of long-lived assets
     ------------------------------------

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows derived from these properties will be sufficient to recover the remaining recorded asset values. As a result of this review in the fourth quarter of 1999, the Company recorded a noncash pre-tax charge of $1.9 million. The write-down primarily represents leasehold improvements and furniture and fixtures for 36 under-performing stores. The 36 stores are concentrated in Florida and California. Factors leading to the impairment of these assets included a combination of historical losses, anticipated future losses and inadequate cash flows.

     Extraordinary Item
     ------------------

     The Company recorded an extraordinary loss of $406,000 as a result of refinancing the Company's revolving credit facility. (See Note 8). This necessitated the write-off of capitalized costs associated with the previous credit facility. Due to the Company's decision to fully reserve for the 1999 tax benefit, the net tax effect on the extraordinary item is zero.

5.   WAL-MART MASTER LICENSE AGREEMENT AND OTHER AGREEMENTS

     Wal-Mart Agreement
     ------------------

     In 1994, the Company and Wal-Mart replaced their original agreement with a new master license agreement (the "Wal-Mart Agreement"), which increased minimum and percentage license fees payable by the Company and also granted the Company the opportunity to operate up to 400 vision centers in existing and future Wal-Mart stores (379 vision centers were in operation under the Wal-Mart Agreement at fiscal year end 1999). In January 1995, the Company made a lump sum payment in exchange for such opportunity. The payment is being amortized over the initial term of the vision centers opened subsequent to January 1, 1995. In 1997, the Wal-Mart Agreement was amended to provide that Wal-Mart must, by April 1, 2000, grant the Company the opportunity to operate 400 vision centers under the Wal-Mart Agreement, and that, with one exception, all new vision centers opened after 1997 will be located in California and North Carolina. Each vision center covered by the Wal-Mart Agreement has a separate license. Pursuant to the Wal-Mart Agreement, the term of each such license is nine years with a renewable option for one additional three-year term. Percentage license fees remain the same over the nine-year base term and three- year option term, whereas minimum license fees increase during the three-year option term.

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

     Mexico Agreement
     ----------------

     In 1994, the Company opened 8 vision centers in stores owned and operated by Wal-Mart de Mexico, S.A. de C.V. ("Wal-Mart de Mexico"). In 1995, the Company completed the negotiation of a master license agreement governing these vision centers. Pursuant to this agreement, each vision center has an individual base term of five years from the date of opening, followed by two options (each for two years), and one option for one year. Each party has the right to terminate a location which fails to meet specified sales levels. The agreement provides for annual fees based on a minimum and percentage of sales. The agreement also gives the Company a right of first refusal to open vision centers in all stores in Mexico owned by Wal-Mart de Mexico. As of January 1, 2000, the Company operated 27 vision centers in Wal- Mart de Mexico stores.

     Sam's Club
     ----------

     The Company also operates 111 vision centers in Sam's Club stores in 21 states. Each such vision center is subject to a separate lease, which provides for payment of percentage and minimum rent and other customary terms and conditions. The leases for these vision centers began expiring in 1998 and the term for the remaining leases will expire at various times through 2003. The Company has no option or right to extend the term of these leases.

     Fred Meyer
     ----------

     The Company operates 54 leased vision centers in stores owned by Fred Meyer pursuant to a master license agreement. The agreement provides for minimum and percentage rent and other customary terms and conditions. The term of the agreement is for five years (expiring December 31, 2003), with a five-year option.

6.   ACQUISITIONS

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

     The Company has deposited installment payments of the deferred purchase obligation into a separate Company bank account. As of January 1, 2000, the Company had deposited a total of $833,000 which is included in the Company's cash balance. The Company has the right to withhold payment of the deferred purchase obligation based upon the identification of any undisclosed liabilities. The Company is currently defending a class-action lawsuit which was filed against Frame-n-Lens and which was not disclosed to the Company at the time of acquisition. Although management cannot predict the outcome of this litigation, we believe that the amount accrued for the deferred purchase obligation will be sufficient to cover any costs incurred related to this lawsuit.

     The excess of cost over fair value of assets acquired was $41 million, and is being amortized over 30 years using the straight-line method. At the date of acquisition the assets of Frame-n-Lens included approximately $9 million of goodwill. Frame-n-Lens' financial position and results of operations are included with those of the Company for the periods subsequent to the date of the acquisition.

     On October 23, 1998, the Company acquired all the outstanding capital stock of New West Eyeworks, Inc. ("New West") in a transaction accounted for as a purchase business combination. Prior to the acquisition, New West operated approximately 175 retail optical centers in 13 states. The aggregate purchase price was $79 million, including the assumption of certain indebtedness and acquisition-related expenses which were paid with a portion of the proceeds of the Company's 12 3/4% Senior Notes due 2005 (the "Notes") (See Note 8 to consolidated financial statements). In September 1999, the Company sold the Tempe manufacturing facility acquired from New West Eyeworks for approximately $1 million.

     The excess of cost over fair value of the assets acquired was $64 million and is being amortized over 30 years using the straight-line method. New West's financial position and results of operations are included with those of the Company in the period subsequent to the date of the acquisition.

     The following summary prepared on an unaudited basis presents the results of operations of the Company combined with Frame-n-Lens and New West as if the acquisitions had occurred at the beginning of the periods presented, after the impact of certain adjustments. These adjustments include 1) the cost savings related to the consolidation of duplicative manufacturing and administrative support facilities, 2) the amortization of goodwill, 3) increased interest expense on the acquisition debt, 4) elimination of interest on debt repaid with proceeds from the Notes and 5) the related income tax effects for the following year ended (amounts in thousands, except per share amounts):


                                       January 2,            January 3,
                                         1999                  1998
                                     (unaudited)            (unaudited)
                                    -------------          -----------
 Net sales                           $  325,670             $  313,937
 Operating income                    $   15,831             $   18,518
 Net (loss)                          $   (2,811)            $     (475)
 (Loss) per share                    $    (0.13)            $    (0.02)
-----------------------------------------------------------------------

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had occurred as of the beginning of the periods presented.

     In October 1997, the Company acquired all the outstanding common stock of Midwest Vision, Inc. ("Midwest") in a transaction accounted for as a purchase business combination. Prior to the acquisition, Midwest operated 51 retail optical centers in Minnesota, Wisconsin, Iowa and North Dakota. The aggregate purchase price was approximately $5 million, including assumed long-term debt of approximately $1 million. The excess of cost over fair value of the assets acquired was $2 million and is being amortized on a straight-line basis over 15 years. The purchase price was paid in cash of $2 million, a note payable of $0.6 million and 110,975 shares of the Company's common stock. In addition, the Company issued a put option to the seller, entitling the seller to put 100,000 of such shares to the Company at $9.00 per share in January 2000. Subsequent to January 1, 2000, the seller exercised the put option. The Company has not paid this obligation. Any claims asserted by the seller will be addressed during the Company's Chapter 11 proceedings. (See Note 3 to Consolidated Financial Statements.) The additional obligation has been reflected as redeemable common stock.

7.   INVENTORY

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

     Inventory balances, by classification, may be summarized as follows (amounts in thousands):
                                               1999           1998
                                            ---------      ---------
 Raw material                               $  24,408      $  22,814
 Finished goods                                 8,804          7,634
 Supplies                                       1,161          1,222
                                            ---------      ---------
                                            $  34,373      $  31,670
                                            =========      =========
8.   LONG-TERM DEBT

     Senior Notes
     ------------

     On October 8, 1998, the Company issued its $125 million 12 3/4% Senior Notes due 2005 (the "Notes") pursuant to Rule 144A of the Securities Act. The Notes, which were sold at a discount for an aggregate price of $123.6 million, require semiannual interest payments commencing on April 15, 1999. The Notes were issued pursuant to an indenture containing customary provisions including: limitations on incurrence of additional indebtedness; limitations on restricted payments; limitations on asset sales; payment restrictions affecting subsidiaries; limitations on liens; limitations on transactions with affiliates; and other customary terms. In the event of a Change of Control (as defined), the Company will be required to offer to repurchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are guaranteed by a majority of the Company's subsidiaries and are redeemable at the option of the Company, in whole or in part, at 105% of their principal amount beginning October 15, 2003 and at 100% on or after October 15, 2004. In addition, the Company may, at its option, redeem up to 35% of the Notes, plus accrued interest, with the net cash proceeds of one or more equity offerings at a redemption price equal to 112.75% of the principal amount (see
Note 9 for financial information of guarantors).

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

     Foothill Credit Facility
     ------------------------

     On November 12, 1999, the Company replaced its prior secured credit facility with a new $25.0 million secured credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). The Foothill Credit Facility consists of a $12.5 million term loan and a $12.5 million revolver. Availability under the revolver portion is limited to certain percentages of accounts receivable and inventory, subject to other limitations based on a rolling six-month historical EBITDA covenant and a rolling 60-day cash collections covenant. The Foothill Credit Facility expires on May 31, 2002.

     The proceeds of the Foothill Credit Facility were available for making the October 15, 1999 payment under the Senior Notes, refinancing existing debt, working capital, and general corporate purposes. All obligations of the Company under the Foothill Credit Facility are unconditionally and irrevocably guaranteed jointly and severally by certain of the Company's subsidiaries.

     The revolver under the Foothill Credit Facility bears interest at rates per annum equal to, at the option of the Company, either (i) Foothill's Reference Rate plus 2.00% or (ii) the LIBOR rate plus 3.25%. The term loan portion bears interest at the rate of 15% per annum and may be prepaid at any time, but only if at the time of the payment the Company meets certain minimum availability requirements. Payment of the principal of the term loan is due on May 31, 2002.

     The Company paid origination fees of 0.50% and 2.00% on the revolver and the term loan portions, respectively. The Company will pay a fee of 0.50% per annum on the unused portion of the revolver and an annual fee of .25% on the full amount of the revolver. In December 2000, the Company, to the extent the term loan has not been repaid, must elect to pay a fee, or interest on the term loan increases monthly. (The term loan is divided into Term Loan A (in the amount of $2.5 million) and Term Loan B (in the amount of $10 million); the fee is 1% and 2%, respectively (payable on the outstanding balance of Term Loan A and Term Loan B), and the monthly interest increase is .125% and .375%, respectively.) In addition, the Company will pay fees of 1.5% on any letters of credit issued under the Foothill Credit Facility, which are calculated based on the amount of outstanding letters of credit. There is a prepayment fee of 1% under the revolver portion of the Foothill Credit Facility.

     The Foothill Credit Facility contains customary covenants including, among others, covenants restricting the incurrence of indebtedness, the creation or existence of liens, the guarantee of other indebtedness, the declaration or payment of dividends, the repurchase or redemption of debt and equity securities of the Company, change in business activities, affiliate transactions, change in key management and certain corporate transactions, such as sales and purchases of assets, mergers, or consolidations. The Foothill Credit Facility also contains certain financial covenants relating to minimum rolling six-month EBITDA and rolling three-month net worth requirements, and limitations on capital expenditures, investments, prepayments of other indebtedness, and delivery of financial and other information to Foothill and other matters.

     The Foothill Credit Facility contains certain customary default provisions, including, among others, payment events of default, breach of representations or warranties, covenant defaults, an event of default based on a change in control of the Company, a material adverse change clause, cross-defaults to other indebtedness of, and bankruptcy and judgment defaults against, the Company, and uninsured losses.

     As of January 1, 2000, the Company is in violation of certain financial covenants under its Foothill Credit Facility. The Company filed for protection under Chapter 11 of the Bankruptcy Code on April 5, 2000. (See Note 3 to Consolidated Financial Statements).

     Prior Credit Facility
     ---------------------

     On October 8, 1998, the Company entered into a $25.0 million revolving credit facility. The availability under the credit facility was limited to certain percentages of accounts receivable, inventory and twelve-month trailing EBITDA. All obligations of the Company under the credit facility were guaranteed by a majority of the Company's subsidiaries. Borrowings under the credit facility were secured by substantially all assets of the Company and its subsidiaries.

     The credit facility charged interest at rates per annum equal to, at the option of the Company, either (i) the applicable Reference Rate plus the applicable margin or (ii) the LIBOR rate plus the applicable margin. The applicable margin was a maximum of 2.00% for the Reference Rate and 3.25% for the LIBOR rate. The Company paid a fee of 0.50% per annum on the unused portion of the credit facility.

     1997 Facility
     -------------

     In July 1997, the Company entered into a syndicated $45 million two-year unsecured revolving credit facility. Commitment fees payable on the average daily balance of the unused portion of the credit facility were 0.25% per annum in 1998 and 1997.

     The Company paid approximately $710,110 and $811,288 in various fees related to its various credit facilities in 1998 and 1999, respectively.

     Unsecured Notes
     ---------------

     The Company entered into unsecured promissory notes relative to various transactions completed with the Frame-n-Lens and New West acquisitions in 1998 and the ELI and Midwest Vision acquisitions in 1997 (See Note 6). The notes are fixed rate instruments, with rates ranging from 6.4% to 8.5%. At January 1, 2000, future minimum principal payments on total indebtedness, excluding capital leases, were as follows (amounts in thousands):

 2000                                           $   20,154
 2001                                                  974
 2002                                                  545
 2003                                                  373
 2004                                                  373
 Thereafter                                        129,459
                                                -----------
                                                $  151,878
                                                ===========
Long-Term Debt Balances
-----------------------

     Long-term debt obligations at January 1, 2000 and January 2, 1999 consisted of the following (amounts in thousands):

                                                                1999               1998
                                                             ---------          ----------
        12 3/4% Senior Notes Due 2005                        $125,000           $ 125,000
        Discount on 12 3/4 % Senior Notes                      (1,253)             (1,391)
        Borrowings under New Credit Facility                   19,292                  --
        Borrowings under Prior Credit Facility                     --               6,000
        Other promissory notes                                  7,586               8,344
                                                             ---------          ---------
                                                             $150,625           $ 137,953
        Less current portion                                   20,154               1,518
                                                             ---------          ---------
                                                             $130,471           $ 136,435
                                                             =========          =========

     As of January 1, 2000, the Company had borrowed $19.3 million under the New Facility at a weighted average interest rate of 13%. The aggregate fair value of the Company's long-term debt obligation under the Foothill Credit Facility is estimated to approximate its carrying value.

     This  note  contains   information   regarding  the  Company's   short-term
borrowings and long-term debt as of January 1, 2000. On April 5, 2000, the Company filed the Chapter 11 Cases. See Note 3 to Consolidated Financial Statements. As a result of the filing of the Chapter 11 Cases, no principal or interest payments will be made on any pre-petition debt until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court.

9.   FINANCIAL INFORMATION OF GUARANTORS

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

 For the years ending:               January 1, 2000         January 2, 1999        January 3, 1998
                                     ---------------         ---------------        ---------------
 Net sales                           $    123,090              $   49,904              $    3,540
 Gross profit                        $     63,747              $   21,545              $    1,816
 Net  (loss)                         $    (10,151)             $   (2,861)             $      (39)

                                     January 1, 2000         January 2, 1999        January 3, 1998
                                     ----------------        ---------------        ---------------
 Current assets                      $     14,287              $   22,080              $   2,239
 Noncurrent assets                   $     16,574              $   15,832              $   3,970
 Current liabilities                 $     25,742              $   18,979              $     836
 Noncurrent liabilities              $      3,265              $    3,748              $    --


10.   COMMITMENTS AND CONTINGENCIES

     Noncancelable Operating Lease and License Agreements
     ----------------------------------------------------

     As of January 1, 2000, the Company is a lessee under noncancelable operating lease agreements for certain equipment which expire at various dates through 2003. Additionally, the Company is required to pay minimum and percentage license fees pursuant to certain commercial leases and pursuant to its agreements with its host store companies.


     Effective December 20, 1991, the Company entered into a lease agreement with Wal-Mart for approximately 66,000 square feet of corporate office space. The term of the lease is ten years with a renewal option of seven years. The Company paid Wal-Mart approximately $215,000 annually in rental fees in 1999, 1998, and 1997.

     In connection with its acquisition of Midwest Vision, Inc. (See Note 6), the Company entered into a ten-year lease for administrative headquarters and an optical laboratory located in St. Cloud, Minnesota. The facility is leased from the former owner of Midwest Vision. Lease expense on the headquarters and laboratory is approximately $6,667 monthly which, in the opinion of management, represents a fair market lease rate. Additionally, the Company assumed operating lease agreements in connection with 51 freestanding locations obtained from the acquisition. Lease expense on these leases is approximately $64,000 monthly.

     In connection with its  acquisitions of Frame-n-Lens and New West (See Note
6), the Company assumed operating lease agreements in connection with approximately 280 and 175 vision centers, respectively, obtained from the acquisitions. Through the Frame-n-Lens acquisition, the Company assumed a lease for a manufacturing and distribution facility located in Fullerton, California. This facility is subject to a lease with a term expiring on August 31, 2006. Lease expense is $408,000 annually for this facility.

     Aggregate future minimum payments under the license and lease arrangements are as follows (amounts in thousands):

                                            Capital           Operating
                  Fiscal Year                Leases             Leases
                  -----------                ------             ------
 2000                                       $   259          $  33,102
 2001                                           136             30,251
 2002                                            13             24,965
 2003                                           ---             18,102
 2004                                           ---             11,166
 Thereafter                                     ---             17,185
                                            -------          ---------
 Total minimum lease payments               $   408          $ 134,771
 Less amounts representing interest              31          =========
                                            -------
 Present value of minimum capital lease
    payments                                    377

 Less current installments of obligations       236
    under capital leases                    -------

 Obligations under capital leases
    excluding current installments          $   141
                                            =======

     Total rental expenses related to cancelable and non-cancelable operating leases were approximately, $43.1 million, $30.1 million, and $22.8 million, for the years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

     Guy Laroche and Gitano Trademark Licenses
     -----------------------------------------

     The Company has a license agreement with Guy Laroche of North America, Inc., giving the Company the right to use the trademark "Guy Laroche" in its vision centers in North America. The agreement requires the Company to pay minimum and percentage royalties on retail and wholesale sales. The Guy Laroche agreement, as amended, expires on December 31, 2001. Under the Guy Laroche agreement, the Company paid $310,000, $389,000, and $397,000, in fees during 1999, 1998, and 1997, respectively.

     In 1999,  1998, and 1997, the Company paid $53,000,  $96,000,  and $121,000 respectively, in fees to Gitano, Inc. and its successors in connection with a license agreement (which expired in 1998) which gave the Company the right to use the "Gitano" trademark in its vision centers.

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


11.  INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS No. 109) "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The components of the net deferred tax assets/(liabilities) are as follows (amounts in thousands):

                                           As of January 1,   As of January 2,
                                                 2000               1999
                                           ----------------   ----------------

 Total deferred tax liabilities                $ (8,980)           $ (9,001)
 Total deferred tax assets                       17,918              12,757
 Valuation allowance                             (8,553)             (3,371)
                                               --------           ---------
 Net deferred tax asset                        $    385            $    385
                                               ========           =========

     The sources of the difference between the financial accounting and tax basis of the Company's liabilities and assets which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows (amounts in thousands):

                                           As of January 1,   As of January 2,
                                                 2000               1999
                                           ----------------   ----------------
 Deferred tax liabilities:
   Depreciation                                $  4,935            $  4,691
   Reserve for foreign losses                     2.218               2,218
   Other                                          1,827               2,092
                                               --------           ---------
                                               $  8,980            $  9,001
                                               ========           =========
 Deferred tax assets:
   Accrued expenses and reserves               $  3,206            $  3,292
   Inventory basis differences                      171                 456
   Net operating loss carryforwards              10,698               5,507
   Alternative minimum tax                        2,062               2,483
   Other                                          1,781               1,019
                                               --------           ---------

                                               $ 17,918           $  12,757
                                               ========           =========

     The consolidated provision for income taxes consists of the following (amounts in thousands):

                                                 Year Ended
                                    ------------------------------------
                                     January 1,  January 2,  January 3,
                                        2000        1999        1998
                                        ----        ----        ----
 Current:
    Federal                         $     0      $  1,426    $  1,937
    State                                 0           191         330
                                    --------    ---------    --------
                                          0         1,617       2,267
                                    --------    ---------    --------
 Deferred:
    Federal                               0           338       1,296
    State                                 0            82         145
                                    --------    ---------    --------
                                          0           420       1,441
                                    --------    ---------    --------
 Total Provision for Income         $     0      $  2,037    $  3,708
   Taxes                            ========    =========    ========

     The tax expense differs from the amounts resulting from multiplying income before income taxes by the statutory federal income tax rate for the following reasons (amounts in thousands):

                                                                                  Year Ended
                                                               -------------------------------------------------
                                                               January 1,         January 2,         January 3,
                                                                  2000               1999               1998
                                                               ----------         ----------         ----------
 Federal income tax(benefit) provision at statutory rate        $(5,971)           $1,853             $3,156
 State income taxes, net of federal income tax benefit             (439)              180                314
 Foreign losses not deductible for U.S. federal tax purposes          3                37                 65
 Change in valuation allowance for U.S. federal and state taxes   5,182              (548)
 Nondeductible goodwill                                           1,425               292
 Other, net                                                        (200)              223                173
                                                                --------           -------            -------
                                                                $    0             $2,037             $3,708
                                                                ========           =======            =======

     At January 1, 2000, the Company had U.S. regular tax net operating loss carryforwards of $28.5 million that can reduce future federal income taxes. If not utilized, these carryforwards will expire beginning in 2007. The Company also has non-expiring alternative minimum tax credit carryforwards of $2.1 million available to offset future regular taxes.

     On July 28, 1998, the Company acquired all of the outstanding capital stock of Frame-n-Lens. The Company accounted for the acquisition as a purchase, with the excess of the purchase price over the fair value of the net assets acquired to be allocated to goodwill. Frame-n-Lens had net operating loss carryforwards of $1.4 million.

     On October 25, 1998, the Company acquired all of the outstanding common stock and common stock equivalents of New West. The Company accounted for the acquisition as a purchase, with the excess of the purchase price over the fair value of the net assets acquired to be allocated to goodwill. New West had net operating loss carryforwards of $5.5 million and $4.9 million for regular tax and alternative minimum tax purposes, respectively, which begin to expire in 2006. These net operating losses are subject to limitations from a prior ownership change.

     At January 3, 1998, the Company recorded a valuation allowance of $2.4 million due to the uncertainty regarding the realizability of its net operating loss carryforwards. A portion of the net operating loss carryforward (approximately $3.3 million) related to tax benefits (subject to the outcome of the audit discussed below) from the exercise of stock options granted by the former Chairman of the Company to two shareholders who own companies which recruited optometrists for the Company.

     As a result of an examination by the Internal Revenue Service ("IRS") of the Company's 1992 tax return, the Company adjusted its net operating carryforward loss by $314,000. the agreement between the Company and the IRS was reached in February 1998 for which no income tax was due or receivable. The Company reduced its valuation allowance by approximately $3.3 million and increased additional paid-in-capital for this benefit.

     At January 1, 2000, the Company recorded an additional valuation allowance of $5.2 due to the uncertainty of the realizability of the current year net operating losses.

     The Company's net operating loss carryforward of $28.5 million at January 1, 2000 could be limited in the event of a greater than 50% change in stock ownership of the Company. The limitation would be based on the stock value and the Federal Exempt Tax Rate on the date of ownership change. These limitations could create a cap on the amount of the NOLs that would be deductible each year going forward until the amount is depleted or the time limitation on the NOLs expires.

     In Mexico, the location of the Company's foreign operations, the Company pays the greater of its income tax or an asset tax. Because the Company has operating losses in Mexico, the Company pays no income tax, but it is subject to the asset tax. Therefore, no provision for income taxes has been made on the Company's books for its operations in Mexico.

12.  EARNINGS PER COMMON SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings per Share". Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed as basic earnings per common share, adjusted for outstanding stock options that are dilutive. The computation for basic and diluted earnings per share may be summarized as follows (amounts in thousands except per share information):

                                                                  1999              1998              1997
                                                                  ----              ----              ----
 Income/(loss) before extraordinary item                       $(17,156)         $  3,414          $  5,573
 Extraordinary loss, net of tax                                    (406)               --                --
                                                               --------          --------          --------
 Net Income/(loss)                                             $(17,562)         $  3,414          $  5,573
                                                               ========          ========          ========

 Weighted shares outstanding                                     21,068            20,949            20,676

 Basic earnings/(loss) per share:
  Earnings before Extraordinary item                           $  (0.81)         $   0.16          $   0.27
  Extraordinary loss, net of tax                                  (0.02)               --                --
                                                               --------          --------          --------
 Net Income/(loss)                                             $  (0.83)         $   0.16          $   0.27
                                                               ========          ========          ========

 Weighted shares outstanding                                     21,068            20,949            20,676
 Net options issued to employees                                    110               285               163
                                                               --------          --------          --------
 Aggregate shares outstanding                                    21,178            21,234            20,839

 Diluted earnings/(loss) per share:
  Earnings before Extraordinary item                           $  (0.81)         $   0.16          $   0.27
  Extraordinary loss, net of tax                                  (0.02)               --                --
                                                               --------          --------          --------
  Net Income/(loss)                                            $  (0.83)         $   0.16          $   0.27
                                                               =========          ========         ========

     Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of diluted earnings per common share, using the treasury stock method, as of the date of the grant. In 1999, these options have been excluded from the calculation due to their anti-dilutive effect.

13.  SUPPLEMENTAL DISCLOSURE INFORMATION

     Supplemental disclosure information is as follows (amounts in thousands):

     (i) Supplemental Cash Flow Information

                                                                 1999              1998              1997
                                                                 ----              ----              ----
            Cash paid for
              Interest                                        $17,826             $2,257            $1,582
              Income taxes                                        495              1,918             2,383

     (ii) Supplemental Noncash Investing and Financial Activities

     The acquisition information relates to the Frame-n-Lens and New West acquisitions in 1998 (See Note 6 to Consolidated Financial Statements).

                                                                                1998                 1997
                                                                             --------             --------
           Business acquisitions, net of cash acquired
              Fair value of assets acquired                                $   30,240             $  4,459
              Purchase price in excess of net assets acquired                 104,813                6,671
              Liabilities assumed                                             (37,696)              (8,022)
              Stock issued                                                         --                 (836)
                                                                           -----------            --------
           Net cash paid for acquisitions                                  $   97,357             $  2,272
                                                                           ==========             ========

    (iii) Supplemental Balance Sheet Information

     Significant components of accrued expenses and other current liabilities may be summarized as follows:

                                                                  1999              1998
                                                               ---------          --------
           Accrued employee compensation and benefits         $  6,343          $   6,966
           Accrued rent expense                                  4,047              3,677
           Accrued license fees                                  1,996              2,184
           Accrued acquisition expenses                          1,678              5,215
           Accrued capital expenditures                          1,345                498



     (iv) Supplemental Income Statement Information

     The components of interest expense, net, may be summarized as follows:

                                                                  1999           1998              1997
                                                              ---------        --------          --------

           Interest expense on debt and capital leases        $  18,306       $   5,721          $  1,853
           Purchase discounts on invoice payments                   (37)           (509)             (483)
           Finance fees and amortization of hedge and swap
              agreements                                          1,158             407               236
           Interest income                                          (73)            (86)              (38)
           Other                                                    (25)              5               (14)
                                                              ---------        --------          --------
                                                              $  19,329       $   5,538          $  1,554
                                                              =========       =========          ========


14.  EQUITY TRANSACTIONS

     Employee Stock Option and Incentive Award Plan
     ----------------------------------------------

     In 1996, the Company adopted the Restated Stock Option and Incentive Award Plan (the "Plan") pursuant to which incentive stock options qualifying under
Section 422A of the Internal Revenue Code and nonqualified stock options may be granted to key employees. The Plan also provides for the issuance of other equity awards, such as awards of restricted stock. The Plan replaced and restated all the Company's prior employee stock option plans. The Plan was amended in 1999 to increase the number of shares under the Plan from 3,350,000 to 4,350,000. The Plan is administered by the Compensation Committee of the Company's Board of Directors. The Compensation Committee has the authority to determine the persons receiving options, option prices, dates of grants, and vesting periods, although no option may have a term exceeding ten years. Options granted prior to 1996 have a term of five years.

     Directors' Stock Option Plan
     ----------------------------

     In April 1997, the Company adopted the Restated Non-Employee Director Stock Option Plan (the "Directors' Plan"), pursuant to which stock options for up to 500,000 shares of Common Stock may be granted to non-employee directors. The Directors' Plan replaced and restated the Company's prior non-employee director stock option plan. The Directors' Plan provides for automatic grants of options to purchase 7,500 shares of the Company's common stock to each non-employee director serving on the date of each annual meeting of shareholders, beginning with the 1997 annual meeting. Of the options granted, 50% of the shares under each option are exercisable on the second anniversary of the grant date, 75% in three years, and 100% in four years. All option grants are at exercise prices no less than the market value of a share of Common Stock on the date of grant and are exercisable for a ten-year period. Options granted under the predecessor stock option plan are exercisable for a five-year period. Options covering 90,000 shares under the Directors' Plan were exercisable at January 1, 2000.

     All Stock Option Plans
     ----------------------

     All exercise prices represent the estimated fair value of the Common Stock on the date of grant as determined by the Board of Directors. Of the options granted, 50% of the shares under each option are exercisable after two years from the grant date, 75% in three years, and 100% in four years.

     The Committee granted a stock option for 100,000 shares of the Company's common stock to one executive officer which vests at the rate of one-sixth of the number of shares covered by the option for each month of service the executive renders to the Company.

     Stock option transactions during the three years ended January 1, 2000 were as follows:

                                                             1999               1998                1997
                                                          ---------           ---------           ---------
 Options outstanding beginning of year                    2,582,380           2,294,203           1,950,166
 Options granted                                            928,060           1,171,750             631,864
 Options exercised                                          (12,491)           (294,657)             (7,840)
 Options cancelled                                         (882,528)           (588,916)           (279,987)
                                                          ---------            ---------           ---------
 Options outstanding end of year                          2,615,421           2,582,380           2,294,203
                                                          =========           =========           =========
 Options exercisable end of year                            760,162             748,803           1,020,674
                                                          =========           =========           =========
 Weighted average option prices per share:
    Granted                                                $  4.893            $  5.030            $  4.878
    Exercised                                              $  4.500            $  4.989            $  2.168
    Cancelled                                              $  5.044            $  9.461            $  9.640
 Outstanding at year end                                   $  4.832            $  4.881            $  6.028

 Options exercisable end of year                           $  4.369            $  4.973            $  7.891


     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company will continue to account for stock option awards in accordance with APB Opinion No. 25. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share information):

                                         1999              1998              1997
                                       --------          --------          --------
 As reported:

   Net earnings (loss)                 $(17,562)         $  3,414          $  5,573
                                       ========          ========          ========

   Earnings (loss) per share           $  (0.83)         $  0.16           $  0.27
                                       ========          ========          ========
 Pro forma:

   Net earnings (loss)                 $(19,266)         $  2,655          $  5,142
                                       ========          ========          ========

   Earnings (loss) per share           $  (0.91)         $  0.13           $  0.25
                                       ========          ========          ========

     Basic and diluted earnings per share are the same for each year.

     The fair value of each option grant is estimated on the date of grant using
the  Black-Scholes   option-pricing   model.  The  following   weighted  average
assumptions were used in the model:

                                         1999              1998              1997
                                       -------           -------           -------
 Dividend yield                          0.00%             0.00%             0.00%

 Expected volatility                       88%               76%               74%

 Risk free interest rates                 5.1%              4.9%              6.1%

 Expected lives (years)                   4.68             4.91              4.51

     The  following  table  shows  the  options   outstanding  and  the  options
exercisable with pertinent data related to each:

                                                 Options Outstanding                    Options Exercisable
-------------------------------------------------------------------------------------------------------------
                                                      Weighted
                                                       Average        Weighted        Number        Weighted
                                       Number         Remaining        Average      Exercisable      Average
    Range of                        Outstanding      Contractual      Exercise         As of        Exercise
    Exercise Prices                 as of 1/1/00        Life            Price         1/1/00          Price
--------------------------------------------------------------------------------------------------------------

$1.62 - $4.82                          937,510         6.72            $3.765        483,562          $3.896
$4.83 - $5.32                        1,111,550         7.38            $5.260        256,100          $5.181
$5.33 - $7.88                          566,361         5.97            $5.758         20,500          $5.375
------------------------------------------------------------------------------------------------------------
$1.62 - $7.88                        2,615,421         6.84            $4.832        760,162          $4.369


     Restricted Stock Awards
     -----------------------

     Restricted stock grants, with an outstanding balance of 106,000 shares at January 1, 2000, were awarded to certain officers and key employees which require five years of continuous employment from the date of grant before vesting and receiving the shares without restriction. The number of shares to be received without restriction is based on the Company's performance relative to a peer group of companies. For awards made in 1998, restricted shares, to the extent not awarded after five years, vest after ten years of employment. Unamortized deferred compensation expense with respect to the restricted stock was $302,000, and $430,000 at January 1, 2000 and January 2, 1999, respectively, and is being amortized over the five-year vesting period. Deferred compensation expense aggregated $131,000 and $120,000 in 1999 and 1998, respectively. There were no new grants or forfeitures of restricted stock in 1999. A summary of restricted stock granted during 1998 is as follows:

                                                             1998
                                                           -------
 Shares granted                                             67,000
 Shares forfeited                                           15,000
 Weighted-average fair value of
    stock granted during year                              $  5.34

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

     On April 22, 1999, the Company permitted a group, of which a director, Campbell B.Lanier, III, is a member, to acquire beneficial ownership of up to 25% of the Company's common stock without triggering the provisions of the Rights Plan. By an agreement dated as of September 9, 1999, the Company further permitted the same group to acquire up to 28% of the Company's common stock (inclusive of amounts previously purchased by the group) without triggering the provisions of the Rights Plan. The group agreed that, if it acquired more than 25% of the outstanding common stock of the Company, the group would vote such additional shares in the same ratio as all other shares voted by shareholders other than the members of the group and their affiliates.

15.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     Selected quarterly data for the Company for the fiscal years ended January 1, 2000 and January 2, 1999 is as follows (amounts in thousands except per share information).


FISCAL 1999                                                           Quarter Ended
--------------------------------------------------------------------------------------------------------------
                                              April 3             July 3          October 2        January 1
                                            -----------         ----------      -------------    -------------
Net sales                                   $ 86,634          $   82,531        $  83,262          $  76,628
Cost of goods sold                            37,088              36,745           37,474             36,461
                                            --------            --------          --------          --------
Gross profit                                  49,546              45,786           45,788             40,167
Selling, general, and administrative expense  42,446              42,937           45,355             46,424
Impairment loss on long-lived assets              --                  --               --              1,952
                                            --------            --------          --------          --------
Operating income (loss)                        7,100               2,849              433             (8,209)
Interest expense, net                          4,665               4,743            4,809              5,112
                                            --------            --------          --------          --------
Income (loss) before income taxes              2,435              (1,894)          (4,376)           (13,321)
Provision (benefit) for income taxes             970                (584)          (1,396)             1,010
                                            --------            --------          --------          --------
Income/(loss) before extraordinary item        1,465              (1,310)          (2,980)           (14,331)
Extraordinary item, net of tax                    --                  --               --               (406)
                                             -------            --------          --------          --------
Net income/(loss)                           $  1,465            $ (1,310)         $(2,980)          $(14,737)
                                            ========            ========          ========          ========
Basic earnings (loss) per common share:
 Earnings/(loss) before extraordinary item  $   0.07            $  (0.06)         $ (0.14)          $  (0.68)
 Extraordinary loss                               --                  --               --              (0.02)
                                            --------            --------          --------          --------
Net income/(loss)                               0.07               (0.06)           (0.14)             (0.70)
                                            ========            ========          ========          ========
Diluted earnings (loss) per common share
Earnings/(loss) before extraordinary item  $    0.07            $  (0.06)         $ (0.14)          $  (0.68)
 Extraordinary loss                               --                  --               --              (0.02)
                                            --------            --------          --------          --------
Net income/(loss)                               0.07               (0.06)           (0.14)             (0.70)
                                            ========            ========          ========          ========

 FISCAL 1998                                                          Quarter Ended
--------------------------------------------------------------------------------------------------------------
                                              April 4             July 4          October 3        January 2
                                            -----------         ----------      -------------    -------------
Net sales                                   $ 54,408            $ 51,037          $ 67,654          $ 72,232
Cost of goods sold                            24,465              23,890            30,757            33,817
                                            --------            --------          --------          --------
Gross profit                                  29,943              27,147            36,897            38,415
Selling, general, and administrative expense  25,557              23,286            32,995            39,575
                                            --------            --------          --------          --------
Operating income (loss)                        4,386               3,861             3,902            (1,160)
Interest expense, net                            277                 235               736             4,290
                                            --------            --------          --------          --------
Income (loss) before income taxes              4,109               3,626             3,166            (5,450)
Provision (benefit) for income taxes           1,657               1,483             1,314            (2,417)
                                            --------            --------          --------          --------
Net income (loss)                              2,452               2,143             1,852            (3,033)
                                            ========            ========          ========          ========
Basic earnings (loss) per common share      $   0.12            $   0.10          $   0.09          ($  0.14)
                                            ========            ========          ========          ========
Diluted earnings (loss) per common share    $   0.12            $   0.10          $   0.09          ($  0.14)
                                            ========            ========          ========          =========


16.  REPORTABLE BUSINESS SEGMENTS

     The Company's operating business segments provide quality retail optical services and products that represent high value and satisfaction to the customer. The separate businesses within the Company use the same production processes for eyeglass lens manufacturing, offer products and services to a broad range of customers and utilize the Company's central administrative offices to coordinate product purchases and distribution to retail locations. A field organization provides management support to individual store locations. The Mexico operation has a separate laboratory and distribution center in Mexico and buys a majority of its products from local vendors. However, market demands, customer requirements, laboratory manufacturing and distribution processes, as well as product offerings, are substantially the same for the domestic and Mexico business. Consequently, the Company considers its domestic and Mexico businesses as one reportable segment under the definitions required by SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information."

     Information relative to sales and identifiable assets for the United States and Mexico for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998 are summarized in the following tables (amounts in thousands). Identifiable assets include all assets associated with operations in the indicated reportable segment excluding inter-company receivables and investments.

                                          United States         Mexico           Other        Consolidated
                                          -------------         ------           -----        ------------
  1999

     Sales                                  $  325,101         $  3,954         $    --        $  329,055
                                            ==========         ========          ======        ==========
     Identifiable Assets                    $  217,690         $  2,328         $   201        $  220,219
                                            ==========         ========          ======        ==========

  1998

     Sales                                  $  241,705         $  3,429          $  197        $  245,331
                                            ==========         ========          ======        ==========
     Identifiable Assets                    $  226,323         $  2,147          $  627        $  229,097
                                            ==========         ========          ======        ==========

 1997

     Sales                                  $  182,333         $  2,988         $ 1,033        $  186,354
                                            ==========         ========          ======        ==========
     Identifiable Assets                    $   80,284         $  2,279         $   687        $   83,250
                                            ==========         ========          ======        ==========


                                                     SCHEDULE II


                                        VISTA EYECARE, INC. AND SUBSIDIARIES
                                          VALUATION AND QUALIFYING ACCOUNTS
                               January 1, 2000, January 2, 1999, and January 3, 1998
                                                   (In thousands)

                                                          Additions
                                             ------------------------------------
  Description               Balance at          Charged to         Charged to                          Balance at
                        Beginning of Period  Cash and Expenses    Other Accounts      Deductions      End of Period
--------------         -------------------   -----------------    ---------------     ----------      -------------
  Year ended
  January 3, 1998
     Allowance for
     Uncollectible
     Accounts Receivable     $  353                $  928                 --              $  519          $    762


  Year ended
  January 2, 1999
     Allowance for
     Uncollectible
     Accounts Receivable     $  762                $  900               $  726            $  872          $  1,516

  Year ended
  January 1, 2000
     Allowance for
     Uncollectible
     Accounts Receivable     $1,516                $3,384               $  885            $1,382          $  4,403


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VISTA EYECARE, INC.


                                         By:  /s/James W. Krause
                                         ------------------
                                         James W. Krause
                                         Chairman of the Board & Chief Executive
                                         Officer and Director
Date: April ____, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March __, 2000, in the capacities indicated.

  Signature                             Title

  /s/James W. Krause
-----------------------------
  James W. Krause                       Chairman of the Board and
                                        Chief Executive Officer and Director

  /s/Angus C. Morrison
-----------------------------
  Angus C. Morrison                     Senior Vice President, Chief Financial
                                        Officer
                                        (Principal Financial Officer)
  /s/Timothy W. Ranney
-----------------------------
  Timothy W. Ranney                     Vice President, Corporate Controller
                                        (Principal Accounting Officer)

  /s/Peter T. Socha
-----------------------------
  Peter T. Socha                        Senior Vice President,
                                        Strategic Planning and Managed Care,
                                        Director
  /s/David I. Fuente
-----------------------------
  David I. Fuente                       Director


  /s/Ronald J. Green
-----------------------------
  Ronald J. Green                       Director


   /s/James E. Kanaley
-----------------------------
  James E. Kanaley                      Director


  /s/Campbell B. Lanier, III
-----------------------------
  Campbell B. Lanier, III               Director


   /s/J. Smith Lanier, II
-----------------------------
  J. Smith Lanier, II                   Director

                                  EXHIBIT INDEX


10.15 Amended and Restated Credit Agreement dated as of November 12, 1999 by and between the Company and Foothill Capital Corporation.

10.16 Agreement dated as of September 9, 1999, by and among the Company, ITC Service Company, and Campbell B. Lanier, III.

21        Subsidiaries of the Registrant.

23        Arthur Andersen LLP Consent.

27        Financial Data Schedule.