Form 10-Q
period 2000-04-01
VISTA EYECARE INC
filed 2000-05-16
CIK 868263

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                   Commission File
ended April 1, 2000                                        Number 0-20001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----- -----

     The number of shares of Common Stock of the registrant outstanding as of May 16, 2000 was 21,169,103.

     The Exhibit Index is located at page 11.

                                 VISTA EYECARE, INC.

                                   FORM 10-Q INDEX

                                                                    Page of
                                                                    Form 10-Q
                                                                    ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           April 1, 2000 and January 1, 2000                            3

           Condensed Consolidated Statements of Operations -
           Three Months Ended April 1, 2000 and April 3, 1999           5

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended April 1, 2000 and April 3, 1999           6

           Notes to Condensed Consolidated Financial Statements -       7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             17

                                     PART I
                              FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        April 1, 2000 and January 1, 2000
                     (In thousands except share information)

                                                                                              April 1,           January 1,
                                                                                                2000                2000
                                                                                            ------------         ---------
                                                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                    $  3,495            $  2,886
 Accounts receivable (net of allowance: 2000-$3,714; 1999-$4,403)                               11,040              10,416
 Inventories                                                                                    35,089              34,373
 Other current assets                                                                            3,339               2,761
                                                                                               -------             -------
     Total current assets                                                                       52,963              50,436
                                                                                               -------             -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                      59,202              57,750
 Furniture and fixtures                                                                         26,195              26,600
 Leasehold improvements                                                                         27,069              28,458
 Construction in progress                                                                        2,478               3,427
                                                                                               -------             -------
                                                                                               114,944             116,235
 Less accumulated depreciation                                                                 (64,703)            (62,329)
                                                                                               -------             -------
 Net property and equipment                                                                     50,241              53,906
                                                                                               -------             -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
2000-$1,970; 1999-$1,500)                                                                        8,528               9,315

DEFERRED INCOME TAX ASSETS                                                                         385                 385

GOODWILL AND OTHER INTANGIBLE ASSETS (net of accumulated
 amortization: 2000-$8,115; 1999-$6,994)                                                       105,056             106,177
                                                                                               -------             -------
                                                                                              $217,173            $220,219
                                                                                               =======             =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                             $ 22,591            $ 17,192
 Accrued expenses and other current liabilities                                                 26,857              24,568
 Current portion long-term debt and capital lease obligations                                    1,002               1,098
 Revolving credit facility and term loan                                                        15,968              19,292
                                                                                               -------             -------
     Total current liabilities                                                                  66,418              62,150
                                                                                               -------             -------
SENIOR NOTES (net of discount:  2000-$1,218; 1999-$1,253)                                      123,784             123,747

OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                               6,306               6,865

COMMITMENTS AND CONTINGENCIES

 Redeemable Common Stock                                                                           900                 900

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                           --                  --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  21,179,103 and 21,179,103 shares issued and outstanding as
  of April 1, 2000 and January 1, 2000, respectively                                               211                 211
 Additional paid-in capital                                                                     47,387              47,387
 Retained deficit                                                                              (23,760)            (16,968)
 Cumulative foreign currency translation                                                        (4,073)             (4,073)
                                                                                               -------             -------
      Total shareholders' equity                                                                19,765             26,557
                                                                                               -------             -------
                                                                                             $ 217,173           $ 220,219
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

                               VISTA EYECARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share information)
                                   (Unaudited)



                                                                              Three Months Ended
                                                                           ------------------------
                                                                           April 1,       April 1,
                                                                             2000           1999
                                                                             ----           ----

NET SALES                                                                  $86,258         $86,634
COST OF GOODS SOLD                                                          37,676          37,088
                                                                           -------         -------
GROSS PROFIT                                                                48,582          49,546
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSE                                                    45,759          42,446
IMPAIRMENT LOSS ON LONG-LIVED ASSETS                                         2,684              --
RESTRUCTURING EXPENSE                                                        1,601              --
                                                                           -------         -------
OPERATING INCOME/(LOSS)                                                     (1,462)          7,100
INTEREST EXPENSE, NET                                                        5,330           4,665
                                                                           -------         -------
INCOME/(LOSS) BEFORE TAXES                                                  (6,792)          2,435
INCOME TAX EXPENSE                                                              --             970
                                                                           -------         -------
NET INCOME/(LOSS)                                                          $(6,792)        $ 1,465
                                                                           =======         =======

BASIC EARNINGS/(LOSS) PER COMMON SHARE                                     $ (0.32)        $  0.07
                                                                           =======         =======

DILUTED EARNINGS/(LOSS) PER COMMON SHARE                                   $ (0.32)        $  0.07
                                                                           =======         =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VISTA EYECARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                              Three Months Ended
                                                                             -----------------------
                                                                             April 1,      April 3,
                                                                               2000          1999
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                             $(6,792)     $ 1,465
                                                                              -------      -------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
  Depreciation and amortization                                                 4,816        4,733
  Provision for deferred income tax expense                                        --          757
  Impairment of long-lived assets                                               2,684           --
  Restructuring reserve                                                         1,601           --
  Changes in operating assets and liabilities:
    Receivables                                                                (1,625)      (1,777)
    Inventories                                                                  (716)      (1,430)
    Other current assets                                                          422         (177)
    Other assets                                                                  628            8
    Accounts payable                                                            5,399        3,113
    Accrued expenses and other current liabilities                                688       (2,502)
                                                                              -------      -------
        Total adjustments                                                      13,897        2,725
                                                                              -------      -------
        Net cash provided by operating activities                               7,105        4,190
                                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (2,445)      (3,447)
                                                                              -------      -------
        Net cash used in investing activities                                  (2,445)      (3,447)
                                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on revolving credit facility                                     (88,093)      (5,500)
  Advances on revolving credit facility                                        84,769        4,000
  Repayments on notes payable and capital leases                                 (619)        (495)
  Deferred financing costs                                                       (108)          --
  Proceeds from issuance of common stock                                           --           18
                                                                              -------      -------
        Net cash used in financing activities                                  (4,051)      (1,977)
                                                                              -------      -------
NET INCREASE (DECREASE) IN CASH                                                   609       (1,234)
CASH, beginning of period                                                       2,886        7,072
                                                                              -------      -------
CASH, end of period                                                           $ 3,495      $ 5,838
                                                                              =======      =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VISTA EYECARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2000
                                   (Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Vista Eyecare, Inc., formerly known as National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. Certain amounts in the April 3, 1999 condensed consolidated financial statements have been reclassified to conform to the April 1, 2000 presentation.

(2)  BANKRUPTCY PROCEEDING AND GOING CONCERN MATTERS

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

Going Concern Matters

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and negative cash flows from operations, and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with its debtor-in-possession financing agreement ("DIP Facility"), (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

     Management believes that the DIP Facility, which has been approved by the Bankruptcy Court, along with cash provided by operations, will provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs.

     A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases.

(3)  IMPAIRMENT ON LONG-LIVED ASSETS AND RESTRUCTURING RESERVE

     In the first quarter of 2000, the Company finalized plans to close 37 under-performing stores ("First Phase") and identified 54 additional stores ("Second Phase") for closure. As a result, the Company recorded a noncash pre-tax charge of approximately $2.7 million primarily related to the impairment of leasehold improvements and furniture and fixtures in these 91 stores.

     At April 1, 2000 the Company recorded a $1.6 million reserve for anticipated closing costs of the First Phase of stores. This charge was comprised of $1.4 million in lease termination costs and $239,000 in severance and other closing costs. Approximately 125 store-level employees will be affected by the First Phase of store closures.

     Additional closing costs for the Second Phase are not included in the first quarter results because management had not finalized nor communicated plans for these store closings as of the end of the first quarter. Second Phase closing costs consist primarily of lease termination and severance costs and are estimated to be between $1.7 million and $2.2 million. These costs will be recorded in the second quarter.

     Excluding the lease termination costs, aggregate cash costs for all store closures approximate $800,000, with $400,000 cash costs related to the First Phase store closures. The timing and amount of payment for the lease termination costs will be subject to determination in the Bankruptcy proceedings.

(4)  INCOME TAXES

     Vista recorded a pre-tax operating loss of $6.8 million in the Current Three Months. The resulting income tax benefit was approximately $3.8 million. We have established a valuation allowance equal to the amount of the tax benefit.

(5)  EARNINGS PER COMMON SHARE

     Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the quarter. Diluted earnings per common share were computed as basic earnings per common share, adjusted for outstanding stock options that are dilutive. The computation for basic and diluted earnings per share may be summarized as follows (amounts in thousands except per share information):

                                                      Three Months Ended
                                                  --------------------------
                                                  April 1,        April 3,
                                                    2000             1999
                                                    ----             ----

Net Income/(Loss)                                 $(6,792)         $ 1,465

Weighted Shares Outstanding                        21,179           21,063
  Basic Earnings/(Loss) per Share                 $ (0.32)         $  0.07

Weighted Shares Outstanding                        21,179           21,063
  Net Options Issued to Employees                      --              224

Aggregate Shares Outstanding                       21,179           21,287
  Diluted Earnings/(Loss) per Share               $ (0.32)         $  0.07

     Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of diluted earnings per common share, using the treasury stock method, as of the date of the grant.

(6)  SUPPLEMENTAL DISCLOSURE INFORMATION

     Inventory balances, by classification, may be summarized as follows:

                                      April 1,             January 1,
                                       2000                   2000
                                      ------                 ------
Raw Material                         $24,203                $24,408
Finished Goods                         9,673                  8,804
Supplies                               1,213                  1,161
                                      ------                 ------
                                     $35,089                $34,373
                                      ======                 ======

The components of interest expense, net, may be summarized as follows:

                                      April 1,                April 3,
                                       2000                    1999
                                       -----                   -----
Interest expense on debt
  and capital leases                  $5,010                  $4,426
Purchase discounts on invoice
  payments                                (1)                    (12)
Finance fees and amortization of
  hedge and swap agreements              325                     271
Interest income                           (1)                    (53)
Other                                     (3)                     33
                                      ------                  ------
                                      $5,330                  $4,665
                                      ======                  ======

(7)  SUBSEQUENT EVENTS

Debtor-in-Possession Financing

     On May 9, 2000, the Bankruptcy Court entered an order permitting the Company to enter into the DIP Facility. The DIP Facility effectively refinances all amounts previously outstanding under the Foothill Credit Facility and provides additional working capital. The Company paid a $500,000 fee for professional fees, organization fees, and waiver fees relative to converting the existing Foothill revolver facility to a DIP financing agreement. As of April 1, 2000, the Company had borrowed a total of $16.0 million (inclusive of the $12.5 million term loan portion) under the Foothill Credit Facility.

     The terms and covenants of the DIP Facility are substantially the same as those under the Foothill Credit Facility with the following exceptions:

     (1) The DIP Facility requires that the Company have a rolling twelve month EBIDTA of no less than $15 million, calculated prior to restructuring charges and store impairment reserves.
     (2)  The term of the DIP Facility expires on May 31, 2001.
     (3) The $12.5 million term loan portion of the DIP Facility bears interest at 15% per annum.
     (4) Interest rates on the revolver portion of the DIP Facility are based on either the Wells Fargo Bank, N.A. Base Rate plus 2% or the Adjusted Eurodollar Rate plus 3.25%.

Store Closures

     In April 2000, the Company implemented its plan for the First Phase of store closures. In addition, management finalized and implemented its plan for the Second Phase of store closures, bringing the total number of stores closed in April to 91.

     Additional closing costs for the Second Phase are not included in the first quarter results because management had not finalized nor communicated plans for these store closings as of the end of the first quarter. Second Phase closing costs consist primarily of lease termination and severance costs and are estimated to be between $1.7 million and $2.2 million. These costs will be recorded in the second quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Proceedings Under Chapter 11 of the Bankruptcy Code

     On April 5, 2000, the Company and ten of its subsidiaries filed voluntary petitions with the Bankruptcy Court for reorganization under Chapter 11 (the "Chapter 11 Cases"). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

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

     On April 5, 2000, trading of our common stock was halted after we issued a press release announcing the filing of the Chapter 11 Cases. We have consented to the delisting of our common stock from the NASDAQ SmallCap Market. The Company anticipates that its common stock will be trading on the OTC Bulletin Board in the second quarter.

Condensed Consolidated Financial Statements

     The Company's Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The filing of the bankruptcy petition, the related circumstances and the losses from operations raise substantial doubt with respect to the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 Cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying Condensed
Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

RESULTS OF OPERATIONS

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At April 1, 2000, the Company operated 935 vision centers, versus 930 vision centers at April 3, 1999.

THREE MONTHS ENDED APRIL 1, 2000 (THE "CURRENT THREE MONTHS") COMPARED TO THREE MONTHS ENDED APRIL 3, 1999 (THE "PRIOR THREE MONTHS")

CONSOLIDATED RESULTS

     NET SALES. Net sales during the Current Three Months decreased to $86.3 million from $86.6 million for the Prior Three Months. Average weekly net sales per vision center decreased from $7,200 in the Prior Three Months to $7,100 in the Current Three Months, primarily as a result of lower average net sales per store recorded in vision centers acquired in the Frame-n-Lens acquisition and the New West acquisition (the "Acquired Vision Centers").

     The free-standing store operations, a vast majority of which is comprised of Acquired Vision Centers, experienced comparable store sales of minus 19% in the quarter, which had a substantial negative impact on results and liquidity during the period. The Acquired Vision Centers that operate in host stores realized a negative 10% change in comparable store sales. This unfavorable trend was partially offset by a 6% increase in comparable store sales growth in the domestic core host business. Management continues to concentrate on improving the performance of the Acquired Vision Centers and has implemented various measures, including market specific advertising programs, changes to in-store marketing programs as well as special promotions for these vision centers. No assurances can be given that net sales levels at the Acquired Vision Centers will improve. Failure to improve such sales levels will have a substantial negative impact on earnings and liquidity.

     Net sales from international operations increased to $1.2 million in the three-month period ended February 28, 2000 from $875,000 in the comparable period a year ago.

     GROSS PROFIT. In the Current Three Months, gross profit decreased to $48.6 million from $49.6 million in the Prior Three Months. This decrease was primarily due to lower gross profit dollars resulting from the reduction in comparable store sales from the Acquired Vision Centers and, to a lesser degree, a reduction in promotional monies. Gross profit as a percent of sales decreased to 56.3% from 57.2% in the Prior Three Months. The decrease was due primarily to the net effect of the following:

     (a) The Gross Profit percentage at the Acquired Vision Centers dropped by 6% versus the comparable Prior Year Period. This decrease was primarily due to a decline in product margins at store level, an increase in warranty expenses, and the effect of fixed occupancy costs for a majority of these vision centers on a declining sales base.

     (b) The Prior Three Months included one-time promotional monies which did not recur in the Current Three Months, thus reducing gross profit dollars and gross profit as a percent of sales.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $45.8 million in the Current Three Months from $42.5 million for the Prior Three Months. The dollar increase was due to the following:

     (a) An increase in average store costs in the domestic core host business to support sales growth resulting from comparable store sales increases and new store openings. Average sales per store for these businesses increased by 6% while average store costs grew by less than 5%;

     (b) An increase in payroll dollars as the Company placed employee doctors in the Acquired Vision Centers in California; and

     (c) An increase in home office costs due to professional fees incurred during the Current Three Months for professional advisors as well as an increase in payroll and insurance health costs.

     As a percentage of net sales, SG&A expense was 53% in the Current Three Months, compared to 49% for the Prior Three Months. This increase was due primarily to the following:

     (a) On a consolidated basis, SG&A costs as a percent of sales increased due to the dollar increases described per (a), (b) and (c) above relative to consolidated sales, which were flat year over year.

     (b) Store costs for the Acquired Vision Centers increased by approximately $300,000 quarter over quarter; however, because of sales declines in the Current Three Months, store expense as a percent of sales increased by 11%; and

     IMPAIRMENT LOSS ON LONG-LIVED ASSETS AND RESTRUCTURING RESERVE. In the first quarter of 2000, the Company recorded a noncash pre-tax charge of approximately $2.7 million primarily related to the impairment of leasehold improvements and furniture and fixtures in 91 closed stores.

     At April 1, 2000 the Company recorded a $1.6 million reserve for anticipated closing costs of the First Phase of stores. This charge was comprised of $1.4 million in lease termination costs and $239,000 in severance and other closing costs. Approximately 125 store-level employees will be affected by the First Phase of store closures.

     Additional closing costs for the Second Phase are not included in the first quarter results because management had not finalized nor communicated plans for these store closings as of the end of the first quarter. Second Phase closing costs consist primarily of lease termination and severance costs and are estimated to be between $1.7 million and $2.2 million. These costs will be recorded in the second quarter.

     Excluding the lease termination costs, aggregate cash costs for all store closures approximate $0.8 million, with $0.4 million cash costs related to the First Phase store closures. The timing and amount of payment for the lease termination costs is subject to determination in the Bankruptcy proceedings.

     Sales for the 91 closed stores were $13 million for fiscal 1999 and $2.8 million in the first quarter of 2000. Operating losses before depreciation and amortization for these stores were $2.3 million in 1999 and $0.8 million in the first quarter of 2000.

     OPERATING INCOME. Operating income for the Current Three Months prior to restructuring reserves and the impairment loss on long-lived assets, decreased to $2.8 million from $7.1 million in the Prior Three Months. Operating income prior to the restructuring reserve and the impairment loss as a percentage of sales was 3.3% in the Current Three Months, compared to 8.2% in the Prior Three Months. After the restructuring reserve and the impairment on long-lived assets, operating income in the Current Three Months was a loss of $1.5 million.

     INTEREST EXPENSE. The increase in interest expense to $5.3 million compared to $4.7 million in the Prior Three Months, is due to an increase in the effective interest rate on the Company's revolver agreement as well as an increase in average borrowings outstanding on the revolver during the Current Three Months versus the comparable prior period. In November 1999, the Company refinanced its secured credit facility at a higher interest rate than that provided for in its previous credit facility (see "Liquidity and Capital Resources").

     BENEFIT FOR INCOME TAXES. Vista recorded a pre-tax operating loss of $6.8 million in the Current Three Months. The resulting income tax benefit was approximately $3.8 million. We have established a valuation allowance equal to the amount of the tax benefit.

     NET INCOME. The Company posted a net loss of $6.8 million, or ($0.32) per share, versus net income of $1.5 million, or $0.07 per share, in the Prior Three Months.

ACCOUNTING DURING REORGANIZATION PROCEEDINGS

     Entering the reorganization proceeding will not affect or change the application of generally accepted accounting principles followed by the Company in the preparation of the consolidated financial statements. However, going forward, the consolidated financial statements of the Company will distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business in accordance with Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". The Company's consolidated balance sheet will segregate liabilities subject to compromise from liabilities not subject to compromise. In addition, the Company will stop accruing for interest on unsecured debt until the Company emerges from protection under Chapter 11 of the Bankruptcy Code, or it becomes probable that we will pay these amounts as part of a plan of reorganization. During the initial stages of the proceedings, the Bankruptcy Court granted authority to the Company to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations as well as to honor customer service programs, including warranties and returns.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital needs have been for operating expenses, capital expenditures, acquisitions and interest expense. Our sources of capital have been cash flow from operations and borrowings under our credit facilities.

     In October 1998, we issued our $125 million notes due 2005 to help fund the acquisition of Frame-n-Lens Optical, Inc. and New West Eyeworks, Inc. These notes bear interest of 12.75% and were issued pursuant to an indenture which contains a variety of customary provisions and restrictions. Interest payments are due on April 15 and October 15 of each year. The Company did not pay the interest payment due on April 15, 2000. The interest payment amount due represents a pre-petition liability, of which the timing and amount of payment will be subject to determination by the Bankruptcy proceeding.

     On April 5, 2000, the Debtors filed the Chapter 11 Cases. On May 9, 2000, the Bankruptcy Court approved an order permitting the Company to enter into the DIP Facility. As of April 1, 2000, the Company had borrowed a total of $16.0 million (inclusive of the $12.5 million term loan portion) under the Foothill Credit Facility.

     The terms and covenants of the DIP Facility are substantially the same as those under the Foothill Credit Facility with the following exceptions:

     (1) The DIP Facility requires that the Company have a rolling twelve month EBIDTA of no less than $15 million, calculated prior to restructuring charges and store impairment reserves.
     (2)  The term of the DIP Facility expires on May 31, 2001.
     (3) The $12.5 million term loan portion of the DIP Facility bears interest at 15% per annum.
     (4) Interest rates on the revolver portion of the DIP Facility are based on either the Wells Fargo Bank, N.A. Base Rate plus 2% or the Adjusted Eurodollar Rate plus 3.25%.

     The Company believes the DIP Facility should provide it with adequate liquidity to conduct its operations while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties.

     We expect to complete a plan of reorganization in the second quarter. The plan will likely provide for the conversion of debt into equity. We do not know whether the plan will be approved or, if it is approved, whether it will succeed.

     If the Company is successful in restructuring its debt obligations and its equity, the Company may trigger limitations on certain tax net operating loss carryforwards.

     We plan, as of April 1, 2000, to open approximately five Wal-Mart vision centers during the remainder of 2000. We may open up to six additional vision centers dependent upon liquidity, construction schedules and other constraints. For each of our new vision centers, we typically spend between $100,000 and $160,000 for fixed assets and approximately $25,000 for inventory. In general, free-standing locations are more costly than leased locations. We also spend approximately $20,000 for pre-opening costs.

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

        None

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISTA EYECARE, INC.



                                          By: /S/ Angus C. Morrison
                                              -----------------------
                                              Senior Vice President
                                              Chief Financial Officer




                                          By: /S/ Timothy W. Ranney
                                              ------------------------
                                              Chief Accounting Officer

                                              May 16, 2000