Form 10-Q
period 2000-07-01
VISTA EYECARE INC
filed 2000-08-14
CIK 868263

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                  Commission File
ended July 1, 2000                                        Number 0-20001

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

     The number of shares of Common Stock of the registrant outstanding as of July 21, 2000 was 21,179,103.

     The Exhibit Index is located at page 25.

                                 VISTA EYECARE, INC.

                                   FORM 10-Q INDEX

                                                                    Page of
                                                                    Form 10-Q
                                                                    ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           July 1, 2000 and January 1, 2000                             3

           Condensed Consolidated Statements of Operations -
           Three Months Ended July 1, 2000 and July 3, 1999             5
           and Six Months Ended July 1, 2000 and July 3, 1999

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended July 1, 2000 and July 3, 1999               6

           Notes to Condensed Consolidated Financial Statements         7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS               15

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK   24

PART II - OTHER INFORMATION
---------------------------

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             25

                                     PART I
                              FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        July 1, 2000 and January 1, 2000
                     (In thousands except share information)

                                                                                              July 1,            January 1,
                                                                                                2000                2000
                                                                                            ------------         ---------
                                                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                     $7,777             $  2,886
 Accounts receivable (net of allowance: 2000-$4,039; 1999-$4,403)                              13,372               10,416
 Inventories                                                                                   32,429               34,373
 Other current assets                                                                           2,865                2,761
                                                                                               -------             -------
     Total current assets                                                                      56,443               50,436
                                                                                               -------             -------
PROPERTY AND EQUIPMENT:
 Equipment                                                                                     55,536               57,750
 Furniture and fixtures                                                                        27,073               26,600
 Leasehold improvements                                                                        26,258               28,458
 Construction in progress                                                                         994                3,427
                                                                                               -------             -------
                                                                                              109,861              116,235
 Less accumulated depreciation                                                                (63,536)             (62,329)
                                                                                               -------             -------
 Net property and equipment                                                                    46,325               53,906
                                                                                               -------             -------
OTHER ASSETS AND DEFERRED COSTS (net of accumulated amortization:
2000-$1,975; 1999-$1,500)                                                                       8,544                9,315

DEFERRED INCOME TAX ASSETS                                                                        385                  385

GOODWILL AND OTHER INTANGIBLE ASSETS (net of accumulated
 amortization: 2000-$9,292; 1999-$6,994)                                                      103,880              106,177
                                                                                              -------              -------
                                                                                             $215,577             $220,219
                                                                                              =======              =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES NOT SUBJECT TO COMPROMISE:
  CURRENT LIABILITIES:
   Accounts payable                                                                          $    590             $ 17,192
   Accrued expenses and other current liabilities                                              20,933               24,568
   Current portion long-term debt and capital lease obligations                                    --                1,098
   Revolving credit facility and term loan                                                     12,896               19,292
                                                                                              -------              -------
     Total current liabilities                                                                 34,419               62,150
                                                                                              -------              -------
  SENIOR NOTES (net of discount:  1999-$1,253)                                                     --              123,747

  OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                               --                6,865
                                                                                               ------              -------
     Total liabilities not subject to compromise                                               34,419              192,762

LIABILITIES SUBJECT TO COMPROMISE                                                             168,336                   --

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                                                                            --                  900

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value; 5,000,000 shares authorized, none issued                           --                   --
 Common stock, $.01 par value; 100,000,000 shares authorized,
  21,179,103 and 21,179,103 shares issued and outstanding as
  of July 1, 2000 and January 1, 2000, respectively                                               211                  211
 Additional paid-in capital                                                                    47,387               47,387
 Retained deficit                                                                             (30,703)             (16,968)
 Cumulative foreign currency translation                                                       (4,073)              (4,073)
                                                                                              -------              -------
      Total shareholders' equity                                                               12,822               26,557
                                                                                              -------              -------
                                                                                             $215,577            $ 220,219
                                                                                              =======              =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VISTA EYECARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share information)
                                   (Unaudited)


                                                                              Three Months Ended           Six Months Ended
                                                                           ------------------------      ---------------------
                                                                            July  1,       July 3,       July 1,        July 3,
                                                                             2000           1999          2000           1999
                                                                             ----           ----          ----           ----

NET SALES                                                                  $77,407         $82,531      $163,665       $169,166
COST OF GOODS SOLD                                                          35,804          36,745        73,480         73,833
                                                                           -------         -------       -------        -------
GROSS PROFIT                                                                41,603          45,786        90,185         95,333
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSE                                                    42,424          42,937        88,183         85,383
IMPAIRMENT LOSS ON LONG-LIVED ASSETS                                            --              --         2,684             --
RESTRUCTURING EXPENSE                                                           --              --         1,601             --
                                                                           -------         -------       -------        -------
OPERATING INCOME/(LOSS)                                                       (821)          2,849        (2,283)         9,950
INTEREST EXPENSE, NET                                                          917           4,743         6,247          9,409
                                                                           -------         -------       -------        -------
INCOME/(LOSS) BEFORE REORGANIZATION ITEMS AND TAXES                         (1,738)         (1,894)       (8,530)           541
REORGANIZATION ITEMS                                                         4,379              --         4,379             --
                                                                           -------         -------       -------        -------
INCOME/(LOSS) BEFORE TAXES AND EXTRAORDINARY ITEM                           (6,117)         (1,894)      (12,909)           541
INCOME TAX EXPENSE/(BENEFIT)                                                    --            (584)           --            386
                                                                           -------         -------       -------        -------
NET INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM                                $(6,117)        $(1,310)     $(12,909)      $    155
EXTRAORDINARY LOSS, NET OF TAX                                                 827              --           827             --
                                                                           -------         -------       -------        -------
NET INCOME/(LOSS)                                                          $(6,944)        $(1,310)     $(13,736)      $    155
                                                                           =======         =======       =======        =======
BASIC EARNINGS/(LOSS) PER COMMON SHARE:
  EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM                                $ (0.29)        $ (0.06)      $ (0.61)      $   0.01
  EXTRAORDINARY LOSS                                                         (0.04)             --         (0.04)            --
                                                                           -------         -------       -------        -------
NET EARNINGS/(L0SS) PER BASIC SHARE                                        $ (0.33)        $ (0.06)      $ (0.65)      $   0.01
                                                                           =======         =======       =======        =======

DILUTED EARNINGS/(LOSS) PER COMMON SHARE:
  EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM                                $ (0.29)        $ (0.06)      $ (0.61)      $   0.01
  EXTRAORDINARY LOSS                                                         (0.04)             --         (0.04)            --
                                                                           -------         -------       -------        -------
NET EARNINGS/(LOSS) PER DILUTED SHARE                                      $ (0.33)        $ (0.06)      $ (0.65)      $   0.01
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

                               VISTA EYECARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Six Months Ended
                                                                             -----------------------
                                                                              July 1,      July 3,
                                                                               2000          1999
                                                                              ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                            $(13,736)     $   155
                                                                              -------      -------
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                                 9,498        9,375
  Provision for deferred income tax expense                                        --          174
  Impairment of long-lived assets                                               2,684           --
     (See Note 4 to Condensed Consolidated Financial Statements)
  Restructuring expense                                                         1,601           --
     (See Note 4 to Condensed Consolidated Financial Statements)
  Reorganization items                                                          4,379           --
     (See Note 4 to Condensed Consolidated Financial Statements)
  Extraordinary item                                                              827           --
     (See Note 7 to Condensed Consolidated Financial Statements)
  Changes in operating assets and liabilities:
    Receivables                                                                (4,015)      (3,536)
    Inventories                                                                 1,909       (2,965)
    Other current assets                                                          896       (2,244)
    Other assets                                                                  489         (160)
    Accounts payable                                                            8,752        4,593
    Accrued expenses and other current liabilities                              2,793       (7,193)
                                                                              -------      -------
        Total adjustments                                                      29,813       (1,956)
                                                                              -------      -------
        Net cash provided by (used in) operating activities                    16,077       (1,801)
                                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (3,241)      (7,287)
                                                                              -------      -------
        Net cash used in investing activities                                  (3,241)      (7,287)
                                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on revolving credit facility                                    (165,884)      (7,500)
  Advances on revolving credit facility                                       159,487       14,000
  Repayments on notes payable and capital leases                                 (830)        (830)
  Deferred financing costs                                                       (718)          --
  Proceeds from issuance of common stock                                           --           56
                                                                              -------      -------
        Net cash (used in) provided by financing activities                    (7,945)       5,726
                                                                              -------      -------
NET INCREASE (DECREASE) IN CASH                                                 4,891       (3,362)
CASH, beginning of period                                                       2,886        7,072
                                                                              -------      -------
CASH, end of period                                                           $ 7,777      $ 3,710
                                                                              =======      =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VISTA EYECARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2000
                                   (Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Vista Eyecare, Inc., formerly known as National Vision Associates, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. Certain amounts in the July 3, 1999 condensed consolidated financial statements have been reclassified to conform to the July 1, 2000 presentation.

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

Going Concern Matters

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and negative cash flows from operations, and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts, including goodwill and other intangible assets, or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things:

     (i)  the  Company's   ability  to  comply  with  its   debtor-in-possession
          financing agreement (the "DIP Facility") (See Note 6 to Condensed Consolidated Financial Statements);

     (ii) the Company's ability to generate sufficient cash from operations to meet its obligations;

     (iii)the confirmation of a plan of reorganization under the Bankruptcy Code; and

     (iv) the Company's ability to achieve profitable operations after such confirmation.

     Management believes that the DIP Facility, which has been approved by the Bankruptcy Court, along with cash provided by operations, will provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs.

     A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of a reorganization plan.

(3)  ACCOUNTING DURING REORGANIZATION PROCEEDINGS

     Entering the reorganization proceeding will not affect or change the application of generally accepted accounting principles followed by the Company in the preparation of its consolidated financial statements. During the pendency of the Chapter 11 Cases, our consolidated financial statements will distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 -

"Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The Company's consolidated balance sheets will segregate liabilities subject to compromise from liabilities not subject to compromise. In addition, we will stop accruing for interest on unsecured debt until the Company emerges from protection under Chapter 11 of the Bankruptcy Code, or it becomes probable that we will pay these amounts as part of a plan of reorganization. Contractual interest was $5.2 million for the quarter and six months ending July 1, 2000.

Liabilities Subject to Compromise

     "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases, including those considered by the Bankruptcy Court to be prepetition claims, such as claims arising out of a rejection of a lease for real property. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, accrued restructuring costs, and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

     The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases are identified below. (Amounts in thousands.)

                                                 July 1, 2000
                                                 ------------
               Accounts payable                  $     25,880
               Provision for rejected contracts         3,195
               Senior notes, net of discount
                 including $7,480 accrued interest    131,266
               Other long-term debt and capital
                 lease obligations                      7,094
               Redeemable common stock                    900
                                                 ------------
                                                 $    168,336
                                                 ============

     The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from April 5, 2000 and to honor customer service programs, including warranties and returns. These items are recorded as accrued expenses not subject to compromise.

(4) REORGANIZATION ITEMS, RESTRUCTURING EXPENSES AND IMPAIRMENT ON LONG-LIVED ASSETS

General

     In the last quarter of 1999 and the first two quarters of 2000, we have recorded charges relating to store closings and to expenses incurred in the Chapter 11 Cases. Generally accepted accounting principles require different presentations depending on whether we incurred the cost before or after the filing of the Chapter 11 Cases.

Impairment of Fixed Assets and Restructuring Expenses

     We have recorded charges for impairment of fixed assets and restructuring expenses in connection with stores we closed before the filing of the Chapter 11 Cases. Emerging Issues Task Force Issue 94-03, "Liability Recognition for Certain Employee Termination Benefits to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", requires that we present these charges as components of operating income in the last quarter 1999 and the first quarter 2000.

     In connection with stores we closed after the filing of the Chapter 11 Cases, we have also recorded charges for impairment of fixed assets and for restructuring expenses. SOP 90-7 requires that we present these charges as reorganization items below operating income.

Summary of Charges in Last Quarter 1999 and First Quarter 2000

     The table below summarizes charges for impairment of fixed assets and restructuring expenses incurred in the fourth quarter 1999 and the first quarter 2000. These charges were incurred before the Company began the Chapter 11 Cases (amounts in thousands):

                                     Fourth Quarter 1999      First Quarter 2000
                                     -------------------      ------------------

     Impairment of Fixed Assets             $1,952                  $2,684

     Restructuring Expense
       Provision for Rejected Leases        $   --                  $1,362
       Other Store Closing Costs                --                     239
                                            ------                  ------
                                            $   --                  $1,601
                                            ======                  ======
Second Quarter Charge for Reorganization Items

     Results for the second quarter include charges which were incurred after the Company filed the Chapter 11 Cases. These charges are accordingly presented as reorganization items.

     The table below summarizes these charges (amounts in thousands):

     Impairment of Fixed Assets              $  333  (See Note 5 to Condensed
     Provision for Rejected Leases            1,834   Consolidated Financial
     Other Store Closing Costs                  419   Statements)
     Professional Fees                        1,156
     Retention Bonus                            549
     Interest Income on Accumulated Cash        (48)
     Other Reorganization Costs                 136
                                             ------
                                             $4,379
                                             ======

Potential Impairment of Long-Lived Assets

     The Company periodically evaluates the carrying value of goodwill based on the expected future undiscounted operating cash flows of the related business unit. The analysis for the Acquired Entities is based on assumptions of future operating results and capital expenditures over a period in excess of twenty years. Based on the analysis, an impairment of goodwill did not exist at July 1, 2000.

     As a result of the Chapter 11 filing, the Debtors may decide to sell or otherwise dispose of assets for amounts other than those reflected in the Condensed Consolidated Financial Statements, which would result in an impairment of the related assets, including goodwill. Also, our failure to improve sales levels at the locations acquired from Frame-n-Lens Optical, Inc. and New West Eyeworks, Inc. will have a substantial negative impact on cashflow. If we do not improve these sales levels, it may become appropriate to record an impairment on a portion of the goodwill associated with these acquired stores.

(5)  SAM'S CLUB LEASE TERMINATION

     The Company has reached an agreement in principle with Wal-Mart Stores, Inc. to terminate 72 leases governing all of the Company's units located in Sam's Clubs locations. Pursuant to this agreement, the Company will turn over all such locations to Wal-Mart Stores no later than September 1, 2000. The agreement contemplates that the Company will receive no proceeds from Wal-Mart for the early termination. Wal-Mart will waive all claims for rent under the leases for the balance of the original lease term. The Company has recorded a noncash pre-tax charge of approximately $330,000 related to the impairment of leasehold improvements and furniture and fixtures in the Sam's Club locations. (See Note 4 to Condensed Consolidated Financial Statements.)

(6)  DEBTOR-IN-POSSESSION FINANCING

     On May 9, 2000, the Bankruptcy Court approved an order permitting the Company to enter into a $25 million debtor-in-possession credit facility with Foothill Capital Corporation (the "DIP Facility"). The DIP Facility (which replaced the Company's prior secured credit facility with Foothill Capital Corporation) consists of a $12.5 million term loan and $12.5 million revolving credit facility. The Company paid professional fees, organization fees, and waiver fees of $500,000 to convert the previous Foothill credit facility to the DIP Facility. As of July 1, 2000, the Company had borrowed a total of $12.9 million (inclusive of the $12.5 million term loan portion) under the DIP Facility.

     The DIP Facility contains customary terms and conditions. It expires on May 31, 2001. The DIP Facility further provides that:

- The Company must maintain a rolling twelve month EBITDA of no less than $15 million, calculated prior to restructuring charges, reorganization items, extraordinary losses and store impairment reserves.

- The $12.5 million term loan portion of the DIP Facility bears interest at 15% per annum.

- Interest rates on the revolver portion of the DIP Facility are based on either the Wells Fargo Bank, N.A. Base Rate plus 2% or the Adjusted Eurodollar Rate plus 3.25%.

(7)  EXTRAORDINARY ITEM

     The Company recorded an extraordinary loss of $827,000 as a result of refinancing the Company's previous revolving credit facility in the second quarter of 2000 (See Note 6 to Condensed Consolidated Financial Statements). This refinancing necessitated the write-off of capitalized costs associated with the previous credit facility. Because of the Company's decision to fully reserve for the Company's 2000 tax benefit, the net tax effect on the extraordinary item is zero.

(8)  INCOME TAXES

     The Company recorded a pretax loss of $6.9 million in the second quarter. The resulting income tax benefit was approximately $2.5 million. The Company has established a valuation allowance equal to the amount of the tax benefit.

(9)  EARNINGS PER COMMON SHARE

     Basic earnings (loss) per common share were computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share were computed as basic earnings per common share, adjusted for outstanding stock options that are dilutive. The following table sets forth basic and diluted earnings per share for the periods indicated (amounts in thousands except per share information):



                                                           Three months ended                  Six months ended
                                                      ------------------------------      ----------------------------
                                                         July 1,         July 3,            July 1,        July 3,
                                                          2000             1999              2000            1999
                                                      --------------   -------------      ------------   -------------

Income/(loss) before extraordinary item               $      (6,117)   $     (1,310)      $   (12,909)   $        155
Extraordinary loss, net of tax                                 (827)             --              (827)             --
                                                      --------------   -------------      ------------   -------------

Net Income/(loss)                                     $      (6,944)   $     (1,310)      $   (13,736)   $        155
                                                      ==============   =============      ============   =============

Weighted shares outstanding                                  21,070          21,070            21,070          21,066

Basic earnings/(loss) per share:
     Earnings before extraordinary item                      ($0.29)         ($0.06)           ($0.61)          $0.01
     Extraordinary loss, net of tax                           (0.04)             --             (0.04)             --
                                                      --------------   -------------      ------------   -------------

Basic earnings/(loss) per share                              ($0.33)         ($0.06)           ($0.65)          $0.01
                                                      ==============   =============      ============   =============

Weighted shares outstanding                                  21,070          21,070            21,070          21,066
Impact of dilutive options held by employees                     --              --                --             215
                                                      --------------   -------------      ------------   -------------

Aggregate shares outstanding                                 21,070          21,070            21,070          21,281
                                                      ==============   =============      ============   =============

Diluted earnings per share:
     Earnings before extraordinary item                      ($0.29)         ($0.06)           ($0.61)          $0.01
     Extraordinary loss, net of tax                           (0.04)              -             (0.04)              -
                                                      --------------   -------------      ------------   -------------

Diluted earnings/(loss) per share                            ($0.33)         ($0.06)           ($0.65)          $0.01
                                                      ==============   =============      ============   =============



     There are no outstanding options with an exercise price below the average price of the Company's common stock.

(10) SUPPLEMENTAL DISCLOSURE INFORMATION

     The following table sets forth inventory balances by classification:

                                      July 1,               January 1,
     (In thousands)                    2000                   2000
                                      ------                 ------
     Raw Material                    $22,661                $24,408
     Finished Goods                    8,594                  8,804
     Supplies                          1,174                  1,161
                                      ------                 ------
                                     $32,429                $34,373
                                      ======                 ======

     The following table sets forth the components of interest expense, net:

                                             Three Months Ended                      Six Months Ended
                                         ---------------------------            -------------------------
                                          July 1,           July 3,              July 1,          July 3,
  (In thousands)                           2000              1999                 2000             1999
                                           ----              ----                 ----             ----
Interest expense on debt
  and capital leases                     $  739              $4,491             $5,749           $8,917
Purchase discounts on invoice
  payments                                  (12)                (24)               (13)             (36)
Finance fees and amortization of
  hedge and swap agreements                 187                 298                512              569
Interest income(1)                           (2)                (17)                (3)             (70)
Other                                         5                  (5)                 2               29
                                         ------              ------             ------           ------
                                         $  917              $4,743             $6,247           $9,409
                                         ======              ======             ======           ======

(1) This excludes second quarter interest income of $48,000 which was included as a reorganization item. (See Note 4 to Condensed Consolidated Financial Statements.)

     Supplemental cash flow information:

                                                         Six Months Ended
                                                    --------------------------
                                                    July 1,            July 3,
     (In thousands)                                  2000               1999
                                                    -------            -------
     Cash paid for
       Income taxes                                 $    74            $   495
       Interest                                       1,487              8,879
       Restructuring expenses and
         Reorganization Items                         2,698                 --

(11)  REVENUE RECOGNITION

     The Company currently recognizes revenues and the related costs from retail sales when it has received at least 50% of the payment. Under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", revenue and the related costs from retail sales may be recognized only when the entire payment has been received. The SEC has delayed the implementation date of this accounting bulletin until the end of fiscal 2000. The Company expects to apply this accounting bulletin and the related accounting principles to its financial statements in the fourth quarter of 2000. We will report the impact as a cumulative effect adjustment to our consolidated financial statements resulting from a change in accounting principles as if the change had occurred on January 1, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Proceedings Under Chapter 11 of the Bankruptcy Code

     On April 5, 2000, the Company and ten of its subsidiaries (collectively, the "Debtors") filed voluntary petitions with the Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 (the "Chapter 11 Cases"). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

     The Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001. There can, however, be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. A plan of reorganization could result in holders of the common stock receiving no value for their interests. Because of such possibilities, the value of the common stock is highly speculative. On June 7, 2000, the Company announced that it had retained McDonald Investments, an investment banking firm, to advise the Company as to strategic alternatives.

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

RESULTS OF OPERATIONS

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. As of July 1, 2000, the Company operated 804 vision centers, versus 930 vision centers as of July 3, 1999. In the second quarter, the Company closed and rejected the leases for 91 free-standing vision centers. In addition, the Company has reached an agreement in principle with Wal-Mart Stores, Inc. to terminate 72 leases governing all of the Company's units located in Sam's Clubs locations no later than September 1, 2000 (See Note 5 to Condensed Consolidated Financial Statements).

THREE MONTHS ENDED JULY 1, 2000 COMPARED TO THREE MONTHS ENDED JULY 3, 1999

CONSOLIDATED RESULTS

     NET SALES. Net sales during the current period decreased to $77.4 million from $82.5 million in the period a year ago. The sales decline was attributable to the following reasons:

- In the second quarter of fiscal 2000, the Company closed 91 vision centers which, in the second quarter of 1999, had generated $3.4 million in sales. These vision centers generated $0.3 million in net sales in the second quarter 2000.

- The Company's free-standing vision centers recorded comparable store sales of negative 15.5% in the second quarter.

     Net comparable sales for the domestic core business increased 2% over levels recorded in the comparable period a year ago.

     Management continues to concentrate on improving the sales in the free-standing operations and other businesses acquired from Frame-n-Lens and New West Eyeworks ("Acquired Entities"). We cannot provide any assurances that the sales levels at these vision centers will improve. Our failure to improve these sales levels will continue to have a substantial negative impact on earnings and liquidity. In addition, if we do not improve these sales levels, we may write off an appropriate part of the goodwill now reflected on our balance sheets. (See - "Reorganization Items, Restructuring Expenses and Impairment on Long-Lived Assets")

     GROSS PROFIT. Gross profit decreased to $41.6 million from $45.8 million in the comparable period a year ago. This decrease was due to the following:

- A reduction in sales caused by the closure of 91 vision centers and the negative comparable store sales registered by the vision centers acquired by the Company.

- A sales shift from eyeglasses to contact lenses caused by contact lens promotions in the free-standing vision centers. Eyeglasses have a higher margin than do contact lenses.

- A reduction in vendor promotional monies from the amounts received a year ago.

     Gross profit as a percentage of sales decreased from 55.5% a year ago to 53.7% in the current period. In addition to the reasons described above, the decrease can also be attributed to the following:

- A loss of efficiency in the Fullerton Lab caused by the decrease in volume as a result of declining sales levels in the Company's free-standing vision centers.

- Declining sales recorded by the free-standing operations caused rent as a percentage of net sales to increase and thereby reduced margin as a percent of net sales.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense"). SG&A expense, which includes both store operating expenses and home office overhead, decreased from $42.9 million to $42.4 million in the current period. The principal reason for the decrease was the closure of 91 underperforming vision centers. These savings were partially offset, however, by an increase in SG&A expense at other host store operations due to new store openings and sales growth, as well as an increase in payroll for optometrists employed at certain vision centers.

     As a percentage of net sales, SG&A expense increased from 52.0% in the comparable period a year ago to 54.8% in the current period. This increase was due primarily to the sales shortfall from the acquired vision centers.

     OPERATING INCOME/(LOSS). Operating results for the current period, prior to restructuring reserves and the impairment loss on long-term assets, decreased to an operating loss of $821,000 from operating income of $2.8 million in the comparable period a year ago.

     INTEREST EXPENSE. Interest expense decreased from $4.7 million to $917,000 in the current period. Because of the filing of the Chapter 11 Cases, we will stop accruing for interest on unsecured debt until the Company emerges from Chapter 11 of the Bankruptcy Code or it becomes probable that the Company will pay these amounts as part of a plan of reorganization. See " - Accounting During Reorganization Proceedings." Contractual interest for the second quarter of 2000 was $5.2 million. This amount excludes $48,000 of interest income which was included as a reorganization item.

     REORGANIZATION ITEMS, RESTRUCTURING EXPENSES AND IMPAIRMENT ON LONG-LIVED ASSETS.

General

     In the last quarter 1999 and the first two quarters of 2000 we have recorded charges relating to store closings and to expenses incurred in the Chapter 11 Cases. Generally accepted accounting principles require different presentations depending on whether we incurred the cost before or after the filing of the Chapter 11 Cases.

Impairment of Fixed Assets and Restructuring Expenses

     We have recorded charges for impairment of fixed assets and restructuring expenses in connection with stores we closed before the filing of the Chapter 11 Cases. Emerging Issues Task Force Issue 94-03, "Liability Recognition for Certain Employee Termination Benefits to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", requires that we present these charges as components of operating income in the last quarter 1999 and the first quarter 2000.

     In connection with stores we closed after the filing of the Chapter 11 Cases, we have also recorded charges for impairment of fixed assets and for restructuring expenses. SOP 90-7 requires that we present these charges as reorganization items below operating income.

Summary of Charges in Last Quarter 1999 and First Quarter 2000

     The table below summarizes charges for impairment of fixed assets and restructuring expenses incurred in the fourth quarter 1999 and the first quarter 2000. These charges were incurred before the Company began the Chapter 11 Cases (amounts in thousands):

                                     Fourth Quarter 1999      First Quarter 2000
                                     -------------------      ------------------

     Impairment of Fixed Assets             $1,952                  $2,684

     Restructuring Expense
       Provision for Rejected Leases        $   --                  $1,362
       Other Store Closing Costs                --                     239
                                            ------                  ------
                                            $   --                  $1,601
                                            ======                  ======
Second Quarter Charge for Reorganization Items

     Results for the second quarter include charges which were incurred after the Company filed the Chapter 11 Cases. These charges are accordingly presented as reorganization items.

     The table below summarizes these charges (amounts in thousands):

                                          Second Quarter 2000
                                          -------------------

     Impairment of Fixed Assets              $  333  (See Note 5 to Condensed
     Provision for Rejected Leases            1,834   Consolidated Financial
     Other Store Closing Costs                  419   Statements)
     Professional Fees                        1,156
     Retention Bonus                            549
     Interest Income on Accumulated Cash        (48)
     Other Reorganization Costs                 136
                                             ------
        Reorganization Items                 $4,379
                                             ======

     The Company periodically evaluates the carrying value of goodwill based on the expected future undiscounted operating cash flows of the related business unit. The analysis for the Acquired Entities is based on assumptions of future operating results and capital expenditures over a period in excess of twenty years. Based on the analysis, an impairment of goodwill did not exist at July 1, 2000.

     As a result of the Chapter 11 filing, the Debtors may decide to sell or otherwise dispose of assets for amounts other than those reflected in the Condensed Consolidated Financial Statements, which would result in an impairment of the related assets, including goodwill. Also, our failure to improve sales levels at the locations acquired from Frame-n-Lens Optical, Inc. and New West Eyeworks, Inc. will have a substantial negative impact on cashflow. If we do not improve these sales levels, it may become appropriate to record an impairment on a portion of the goodwill associated with these acquired stores.

     BENEFIT FOR INCOME TAXES. We recorded a pre-tax operating loss of $6.8 million versus a loss of $1.3 million in the prior period. The resulting income tax benefit was approximately $2.5 million. We have established a valuation allowance equal to the amount of the tax benefit.

     EXTRAORDINARY ITEM. The Company recorded an extraordinary loss of $827,000 as a result of refinancing the Company's revolving credit facility in the second quarter of 2000 (See Note 7 to Condensed Consolidated Financial Statements). This refinancing necessitated the write-off of capitalized costs associated with the previous credit facility. Due to the Company's decision to fully reserve for the Company's 2000 tax benefit, the net tax effect on the extraordinary item is zero.

     NET INCOME/(LOSS). The Company posted a net loss of $6.9 million or $(0.33) per share, versus a net loss of $1.3 million or $(0.06) per share in the comparable period a year ago.

SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JULY 3, 1999

     NET SALES. Net sales during the current six month period decreased from $169.2 million to $163.7 million. The decrease in net sales was primarily due to the following:

- In the second quarter of fiscal 2000, the Company closed 91 vision centers which, in the first six months of 1999, had generated $7.0 million in sales. These vision centers generated $3.1 million in net sales in the first six months of 2000.

- The Company's free-standing vision centers recorded comparable store sales of negative 17% in the first six months of 2000. This decrease was partially offset by a 2% increase in sales for the domestic host store business over the comparable prior period.

     GROSS PROFIT. For the current six month period, gross profit decreased to $90.2 million from $95.3 million in the prior six months. This decrease was due to the following:

- A reduction in sales caused by the closure of 91 vision centers and the negative comparable store sales registered by the vision centers acquired by the Company.

- A shift in sales mix from eyeglasses to contact lenses caused by a contact lens promotion in the free-standing vision centers. Eyeglasses have a higher margin than do contact lenses.

- A reduction in vendor promotional monies from the amounts received a year ago.

     Gross profit as a percentage of sales decreased from 56.4% in the prior six months to 55.1% in the current six months. In addition to the afore-mentioned reasons, this decrease can also be attributed to the following:

- A loss of efficiency in the Fullerton Lab caused by the decrease in volume as a result of declining sales levels in the Company's free-standing vision centers.

- Declining sales recorded by the free-standing operations caused rent as a percentage of net sales to increase and thereby reduced margin as a percent of net sales.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) increased to $88.2 million in the current six months from $85.4 million for the prior six months. This increase was attributable to the following:

- An increase in store SG&A expense. This is due to an increase in SG&A expense at the host store locations (excluding Sam's Clubs) which resulted from the sales increase at these locations which includes new store openings. This increase was partially offset by a decrease in SG&A expense at the free-standing and Sam's Club stores despite a proportionately larger decrease in sales. This is illustrated as follows:

                                                   Six Months
                                              Increase/(Decrease)
                                                 (in millions)
                                           Net Sales       Store SG&A
                                           ---------       ----------
          Free-standing stores              ($10.5)           ($0.8)
          Sam's Club stores                   (3.6)            (0.8)
          Other host stores                    8.2              3.1

-    An increase in payroll for optometrists employed at vision centers.

- An increase in corporate support costs, primarily due to an increase in health benefit costs and, to a lesser degree, an increase in administrative costs to support the managed care billings and collections process.

     As a percentage of net sales, SG&A expense increased to 53.9% in the current six months, from 50.5% for the prior six months. In addition to the reasons described above, the percentage increase was also due to low sales levels recorded at the vision centers acquired from Frame-n-Lens and New West.

     OPERATING INCOME/(LOSS). Operating results for the current six months decreased to a loss of $2.3 million from operating income of $10.0 million in the comparable period a year ago.

     INTEREST EXPENSE. Our interest expense decreased from $9.4 million to $6.2 million because we stopped accruing interest for unsecured debt at the time we filed the Chapter 11 Cases. See "-Accounting During Reorganization Proceedings."

     INCOME TAXES. We recorded a pre-tax operating loss of $12.9 million versus pre-tax income of $541,000 in the comparable prior period. The resulting income tax benefit in 2000 was approximately $5 million. We have established a valuation allowance equal to the amount of the tax benefit.

     NET INCOME/(LOSS). We generated a net loss of $13.7 million, or $(0.65) per share, as compared to net income of $155,000 or $0.01 per share, in the comparable period a year ago.

ACCOUNTING DURING REORGANIZATION PROCEEDINGS

     Entering the reorganization proceeding will not affect or change the application of generally accepted accounting principles followed by the Company in the preparation of its consolidated financial statements. During the pendency of the Chapter 11 Cases, our consolidated financial statements will distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The Company's consolidated balance sheets will segregate liabilities subject to compromise from liabilities not subject to compromise. In addition, we will stop accruing for interest on unsecured debt until the Company emerges from protection under Chapter 11 of the Bankruptcy Code, or it becomes probable that we will pay these amounts as part of a plan of reorganization. Contractual interest was $5.2 million for the quarter and six months ending July 1, 2000.

Liabilities Subject to Compromise

     "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases, including those considered by the Bankruptcy Court to be prepetition claims such as claims arising out of a rejection of a lease for real property. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, accrued restructuring costs, and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

     The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases are identified below.

               (In thousands)                    July 1, 2000
               --------------                    ------------
               Accounts payable                  $     25,880
               Provision for rejected contracts         3,195
               Senior notes, net of discount
                 including $7,480 accrued interest    131,266
               Other long-term debt and capital
                 lease obligations                      7,094
               Redeemable common stock                    900
                                                 ------------
                                                 $    168,336
                                                 ============

     The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from April 5, 2000 and to honor customer service programs, including warranties and returns. These items are recorded as accrued expenses not subject to compromise.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital needs have been for operating expenses, capital expenditures, acquisitions and interest expense. Our sources of capital have been cash flow from operations and borrowings under our credit facilities.

     In October 1998, we issued our $125 million notes due 2005 to help fund the acquisition of Frame-n-Lens Optical, Inc. and New West Eyeworks, Inc. These notes bear interest of 12.75% and were issued pursuant to an indenture which contains a variety of customary provisions and restrictions. Interest payments are due on April 15 and October 15 of each year. The Company did not make the interest payment due on April 15, 2000. Amounts due under the indenture are unsecured claims in the Chapter 11 Cases, and are classified as liabilities subject to compromise. (See Note 3 to Condensed Consolidated Financial Statements.)

     On April 5, 2000, the Debtors filed the Chapter 11 Cases. On May 9, 2000, the Bankruptcy Court approved an order permitting the Company to enter into a $25 million debtor-in-possession credit facility with Foothill Capital Corporation (the "DIP Facility"). The DIP Facility (which replaced the Company's prior secured credit facility) consists of a $12.5 term loan and $12.5 revolving credit facility. As of July 1, 2000, the Company had borrowed a total of $12.9 million (inclusive of the $12.5 million term loan portion) under the DIP Facility.

     The DIP Facility contains customary terms and conditions. It expires on May 31, 2001. The DIP Facility further provides that:

- The Company must maintain a rolling twelve month EBITDA of no less than $15 million, calculated prior to restructuring charges, reorganization items, extraordinary losses and store impairment reserves.

- The $12.5 million term loan portion of the DIP Facility bears interest at 15% per annum.

- Interest rates on the revolver portion of the DIP Facility are based on either the Wells Fargo Bank, N.A. Base Rate plus 2% or the Adjusted Eurodollar Rate plus 3.25%.

     The Company believes the DIP Facility should provide it with adequate liquidity to conduct its operations while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to risks and uncertainties. Although the Company is currently in compliance with the terms of the DIP Facility, a continuation of the negative sales trends of the free-standing vision centers could cause the Company to breach the EBITDA covenant.

     We expect to complete a plan of reorganization in 2000 or 2001. The plan will likely provide for the conversion of debt into equity. We do not know whether the plan will be approved or, if it is approved, whether it will succeed. If the Company is successful in restructuring its debt obligations and its equity, the Company may utilize and/or trigger limitations on certain tax net operating loss carryforwards.

     We plan, as of July 1, 2000, to open approximately four Wal-Mart vision centers during the remainder of 2000. We may open up to three additional vision centers dependent upon liquidity, construction schedules and other constraints. For each of our new vision centers, we typically spend between $100,000 and $160,000 for fixed assets and approximately $25,000 for inventory. In general, free-standing locations are more costly than leased locations. We also spend approximately $20,000 for pre-opening costs.

RISK FACTORS

     Any expectations, beliefs, and other non-historical statements contained in this Form 10-Q are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales levels, any statements regarding the continuation of historical trends, and any statements regarding the Company's liquidity. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the factors described as "Risk Factors" in the Company's Report on Form 10-K for 1999 could materially affect the Company's actual results.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Foreign Exchange Rate Risk

     Historically, Mexico qualified as a highly inflationary economy under the provisions of SFAS No. 52 -- Foreign Currency Translation. Consequently, in 1997, the financial statements of the Mexico operation were reassured with the U.S. dollar as the functional currency. Since 1997, we have recorded immaterial losses because of changes in foreign currency rates between the peso and the U.S. dollar.

                                     PART II
                                OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company filed the Chapter 11 Cases on April 5, 2000 and failed to make the $8.1 million payment due on April 15, 2000 on its $125 million senior notes due 2005. The total arrearage as of July 31, 2000 under the senior notes is $133 million, including accrued interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          The  following   exhibits  are  filed  herewith  or   incorporated  by
     reference:

                                                                                Exhibit
                                                                                Number
                                                                                -------

     Amended and Restated Articles of Incorporation                              3.1*

     Amended and Restated Bylaws                                                 3.2**

     Form of Common Stock Certificate                                            4.1***

     Senior Secured, Super-Priority Debtor-in-Possession Loan and Security
     Agreement dated as of April 6, 2000 by and between the Company and
     Foothill Capital Corporation                                               10.17****

     Key Employee Retention Program                                             10.18****++

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


     (b)  Reports on Form 8-K.

          The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:

          Date of Report      Item Reported       Financial Statements Filed
          --------------      -------------       --------------------------

          April 12, 2000            3                       None
          May 18, 2000              5                       None
          June 7, 2000              5                       None

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

                                              August 14, 2000