Form 10-Q
period 2000-09-30
VISTA EYECARE INC
filed 2000-11-20
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                       Commission File
ended September 30, 2000                                        Number 0-20001

                               VISTA EYECARE, INC.
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          GEORGIA                                          58-1910859
--------------------------------                       --------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)



      296 Grayson Highway
      Lawrenceville, Georgia                               30045
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


  Registrant's telephone number, including area code:  (770) 822-3600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              -----        -----

     The number of shares of Common Stock of the registrant outstanding as of November 10, 2000 was 21,179,103.

     The Exhibit Index is located at page 26.

                                              VISTA EYECARE, INC.

                                                FORM 10-Q INDEX

                                                                                                     Page of
                                                                                                     Form 10-Q
                                                                                                     ---------

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           September 30, 2000 and January 1, 2000                                                           3

           Condensed Consolidated Statements of Operations -
           Three Months Ended  September 30, 2000 and October 2, 1999 and Nine
           Months Ended September 30, 2000 and October 2, 1999                                              5

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2000 and October 2, 1999                                         6

           Notes to Condensed Consolidated Financial Statements                                             7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                    15

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                        25


PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                  26


                                                     PART I


                                             FINANCIAL INFORMATION



ITEM I FINANCIAL STATEMENTS

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     September 30, 2000 and January 1, 2000
                                    (In thousands except share information)

                                                                                      September 30,         January 1,
                                                                                           2000                 2000
                                                                                      --------------         ----------
                                                                                              (unaudited)
                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents ......................................................          $   3,450           $   2,886
Accounts receivable ............................................................             13,289              10,416
       (net of allowance: 2000-$3,977 1999-$4,403)
Inventories ....................................................................             30,635              34,373
Other current assets (See Note 7) ..............................................              4,448               2,761
                                                                                          ---------           ---------
Total current assets ...........................................................          $  51,822           $  50,436
                                                                                          ---------           ---------

PROPERTY AND EQUIPMENT:
Equipment ......................................................................             48,337              57,750
Furniture and fixtures .........................................................             23,372              26,600
Leasehold improvements .........................................................             18,300              28,458
Construction in progress .......................................................                609               3,427
                                                                                          ---------           ---------
                                                                                             90,618             116,235
Less accumulated depreciation ..................................................            (59,046)            (62,329)
                                                                                          ---------           ---------

Net property and equipment .....................................................             31,572              53,906
                                                                                          ---------           ---------

OTHER ASSETS AND DEFERRED COSTS  (net of accumulated
amortization: 2000-$1,997; 1999-$1,500) ........................................              8,308               9,315

DEFERRED INCOME TAX ASSETS .....................................................                385                 385

GOODWILL AND OTHER INTANGIBLE ASSETS (net of accumulated
amortization:  2000-$2,524 ; 1999-$6,994) (See Note 4)..........................              2,080             106,177
                                                                                          ---------           ---------

                                                                                          $  94,167           $ 220,219
                                                                                          =========           =========


                                  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY


LIABILITIES NOT SUBJECT TO COMPROMISE:

CURRENT LIABILITIES:
Accounts payable (See Note 7) ..................................................          $   1,493           $  17,192
Accrued expenses and other current liabilities .................................             16,238              24,568
Current portion of long-term debt and capital leaseobligations .................               --                 1,098
Revolving credit facility and term loan ........................................             13,159              19,292
                                                                                          ---------           ---------

            Total current liabilities ..........................................             30,890              62,150
                                                                                          ---------           ---------

SENIOR NOTES  (net of discount: 1999-$1,253) ...................................               --               123,747

OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS .............................               --                 6,865
                                                                                          ---------           ---------

            Total liabilities not subject to compromise ........................             30,890             192,762

LIABILITIES SUBJECT TO COMPROMISE ..............................................            168,392                --

COMMITMENTS AND CONTINGENCIES ..................................................               --                  --

REDEEMABLE COMMON STOCK ........................................................               --                   900

SHAREHOLDERS' (DEFICIT) EQUITY:
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued ........               --                  --
Common stock, $.01 par value; 100,000,000 shares authorized,
  21,179,103 shares issued and outstanding as of
  September 30, 2000 and January 1, 2000 .......................................                211                 211
Additional paid-in capital .....................................................             47,387              47,387
Retained deficit ...............................................................           (148,640)            (16,968)
Accumulated other comprehensive income .........................................             (4,073)             (4,073)
                                                                                          ---------           ---------

            Total shareholders' (deficit) equity ...............................           (105,115)             26,557
                                                                                          ---------           ---------

                                                                                          $  94,167           $ 220,219
                                                                                          =========           =========


     The accompanying notes are an integral part of these condensed consolidated financial statements


                                                VISTA EYECARE, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands except per share information)
                                                    (Unaudited)

                                                      Three Months Ended                   Nine Months Ended
                                                   ------------------------             ------------------------
                                                  September 30,     October 2,       September 30,       October 2,
                                                       2000            1999               2000               1999
                                                   ----------        ---------        ----------         ---------

NET SALES .................................        $  75,161         $ 83,262         $ 238,827         $ 252,428
COST OF GOODS SOLD ........................           36,209           37,474           109,689           111,307
                                                   ---------         --------         ---------         ---------

GROSS PROFIT ..............................           38,952           45,788           129,138           141,121
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE           41,648           45,355           129,831           130,738
IMPAIRMENT LOSS ON LONG-LIVED ASSETS ......             --               --               2,684              --
RESTRUCTURING EXPENSE .....................             --               --               1,601              --
                                                   ---------         --------         ---------         ---------

OPERATING INCOME/(LOSS)....................           (2,696)             433            (4,978)           10,383
INTEREST EXPENSE, NET (SEE NOTE 10)........              721            4,809             6,968            14,218
                                                   ---------         --------         ---------         ---------

LOSS BEFORE REORGANIZATION ITEMS AND TAXES            (3,417)          (4,376)          (11,946)           (3,835)
REORGANIZATION ITEMS ......................          114,520             --             118,900              --
                                                   ---------         --------         ---------         ---------

LOSS BEFORE TAXES AND EXTRAORDINARY ITEM ..         (117,937)          (4,376)         (130,846)           (3,835)
INCOME TAX EXPENSE/(BENEFIT) ..............             --             (1,396)             --              (1,010)
                                                   ---------         --------         ---------         ---------

NET LOSS BEFORE EXTRAORDINARY ITEM ........         (117,937)          (2,980)         (130,846)           (2,825)
EXTRAORDINARY LOSS, NET OF TAX ............             --               --                (827)             --
                                                   ---------         --------         ---------         ---------

NET LOSS ..................................        $(117,937)        $ (2,980)        $(131,673)        $  (2,825)
                                                   =========         ========         =========         =========

BASIC LOSS PER COMMON SHARE:
  LOSS BEFORE EXTRAORDINARY ITEM ..........            (5.60)           (0.14)            (6.21)            (0.13)
  EXTRAORDINARY LOSS ......................            (--)              --               (0.04)             --
                                                   ---------         --------         ---------         ---------

NET LOSS PER BASIC SHARE ..................        $   (5.60)        $  (0.14)        $   (6.25)        $   (0.13)
                                                   =========         ========         =========         =========

DILUTED LOSS PER COMMON SHARE:
  LOSS BEFORE EXTRAORDINARY ITEM ..........            (5.60)           (0.14)            (6.21)            (0.13)
  EXTRAORDINARY LOSS ......................            (--)              --               (0.04)              --
                                                   ---------         --------         ---------         ---------

NET LOSS PER DILUTED SHARE ................        $   (5.60)        $  (0.14)        $   (6.25)        $   (0.13)
                                                   =========         ========         =========         =========


The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.


                                                 VISTA EYECARE, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                             Nine Months Ended
                                                                                    --------------------------------
                                                                                    Sept. 30, 2000       Oct. 2,1999
                                                                                    --------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................................        $(131,673)        $ (2,825)
                                                                                       ---------         --------

Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization .............................................           14,887           14,254
    Provision for deferred income tax expense .................................             --             (1,222)
    Impairment of long-lived assets (See Note 4)...............................            2,684             --
    Restructuring expense (See Note 4) ........................................            1,601             --
    Reorganization items (See Note 4) .........................................          118,900             --
    Extraordinary items (See Note 6) ..........................................              827             --
     Changes in operating assets and liabilities:
          Receivables .........................................................           (3,932)          (3,075)
          Inventories .........................................................            3,703           (5,640)
          Other current assets ................................................             (687)          (1,397)
          Other assets ........................................................              489           (1,585)
          Accounts payable ....................................................            9,261            5,588
          Accrued expenses and other current liabilities ......................           (3,464)          (1,863)
                                                                                       ---------         --------

              Total adjustments ...............................................          144,269            5,060
                                                                                       ---------         --------

              Net cash provided by operating activities .......................           12,596            2,235
                                                                                       ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment .............................             --                955
     Purchase of property and equipment .......................................           (4,279)         (10,522)
                                                                                       ---------         --------

              Net cash used in investing activities ...........................           (4,279)          (9,567)
                                                                                       ---------         --------

CASH FLOWS FROM FINANCING ACTIVITES:
     Repayments on revolving credit facility ..................................         (242,154)         (14,744)
     Advances on revolving credit facility ....................................          236,020           19,000
     Repayments on notes payable and capital leases ...........................             (901)          (1,167)
     Deferred financing costs .................................................             (718)            --
     Proceeds from issuance of common stock ...................................            (--)                56
                                                                                       ---------         --------

              Net cash (used in) provided by financing activities .............           (7,753)           3,145
                                                                                       ---------         --------

NET INCREASE (DECREASE) IN CASH ...............................................              564           (4,187)
CASH, beginning of period .....................................................            2,886            7,072
                                                                                       ---------         --------

CASH, end of period ...........................................................        $   3,450         $  2,885
                                                                                       =========         ========

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                                            VISTA EYECARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2000
                                   (Unaudited)


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Vista Eyecare, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. Certain amounts in the October 2, 1999 condensed consolidated financial statements have been reclassified to conform to the September 30, 2000 presentation.


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

        In the course of the Chapter 11 Cases, we may assume or reject certain contracts which were signed before the date the Debtors filed the bankruptcy petitions. Contracts which are rejected will generate unsecured claims in the Chapter 11 Cases ( See Footnote 3). To assume contracts, we will have to cure any outstanding defaults. We believe that, as part of a plan of reorganization, the Company will be able to assume the contracts it desires to continue in effect.

         Because of our operating losses and the charges we recorded in the third quarter 2000, (See Footnote 4), we do not, as of the end of this fiscal quarter, meet certain requirements contained in some of our contracts. We will need to comply with these requirements in order to keep these contracts in effect upon completion of the Chapter 11 Cases. We anticipate that, as part of a plan of reorganization, we will meet these requirements upon emergence from Chapter 11.

         The Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2001. There can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. A plan of reorganization could result in holders of common stock receiving no value for their interests. Because of such possibilities, the value of the Company's common stock is highly speculative.

Going Concern Matters

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and negative cash flows from operations, and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts, except for the impairment of long-lived assets as discussed in Footnote 4, or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things:

     (i)  the  Company's   ability  to  comply  with  its   debtor-in-possession
          financing agreement (the "DIP Facility") (See Note 5 to Condensed Consolidated Financial Statements);

     (ii) the   Company's  ability   to generate    sufficient  cash  flows from
          operations to meet its obligations;

     (iii)the confirmation of a plan of reorganization under the Bankruptcy Code; and

     (iv) the Company's ability to achieve profitable operations after such confirmation.

     Management believes that the DIP Facility, along with cash provided by operations, will provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. Although the Company is currently in compliance with the terms of the DIP Facility, a continuation of negative sales and cash flow trends could cause the Company to breach the EBITDA covenant.

     A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of a reorganization plan.


(3)  ACCOUNTING DURING REORGANIZATION PROCEEDINGS

     Entering the reorganization proceedings does not affect or change the application of generally accepted accounting principles followed by the Company in the preparation of its consolidated financial statements. During the pendency of the Chapter 11 Cases, our consolidated financial statements will distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 -

"Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The Company's consolidated balance sheets will segregate liabilities subject to compromise from liabilities not subject to compromise. In addition, we will stop accruing for interest on unsecured debt until the Company emerges from protection under Chapter 11 of the Bankruptcy Code, or it becomes probable that we will pay these amounts as part of a plan of reorganization.

Liabilities Subject to Compromise

     "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases, including those considered by the Bankruptcy Court to be pre-petition claims, such as claims arising out of a rejection of a lease for real property. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, accrued restructuring costs, and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

     The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases are identified below: (amounts in thousands)


                                                                       September 30, 2000
                                                                       ------------------
       Accounts payable                                                       $ 25,486
       Accrued expenses                                                            527
       Provision for rejected contracts                                          3,189
       Senior notes, net of discount including $7,480 accrued interest         131,266
       Other long-term debt and capital lease obligations                        7,024
       Redeemable common stock                                                     900
                                                                              --------
                                                                              $168,392
                                                                              ========


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

(4) REORGANIZATION ITEMS, RESTRUCTURING EXPENSES AND IMPAIRMENT OF LONG-LIVED ASSETS

General

     In the last quarter of 1999 and the first three quarters of 2000, we have recorded charges relating to store closings, to impairments of long-lived assets and to expenses incurred in the Chapter 11 Cases. Generally accepted accounting principles require different presentations depending on whether we incurred the cost before or after the filing of the Chapter 11 Cases.

Impairment of Fixed Assets and Restructuring Expenses

     We have recorded charges for impairment of fixed assets and restructuring expenses in connection with stores closed before the filing of the Chapter 11 Cases. Emerging Issues Task Force Issue 94-03, "Liability Recognition for Certain Employee Termination Benefits to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", requires that we present these charges as components of operating income.

     In connection with stores closed after the filing of the Chapter 11 Cases, we have recorded charges for impairment of long-lived assets and for restructuring expenses. SOP 90-7 requires that we present these charges as reorganization items below operating income.

Summary of Restructuring Charges

         The table below summarizes charges for impairment of fixed assets and restructuring expenses incurred in the fourth quarter 1999 and the first quarter 2000. These charges were incurred before the Company began the Chapter 11 Cases (amounts in thousands):


                                          Fourth Quarter 1999   First Quarter 2000
                                          -------------------   ------------------

       Impairment of fixed assets               $1,952                $2,684

       Restructuring expenses
         Provision for rejected leases          $ --                  $1,362
         Other store closing costs                --                     239
                                                ------                ------
         Restructuring expense                  $ --                  $1,601
                                                ======                ======

Summary of Reorganization Items

     Results for the third quarter include charges which were incurred after the Company filed the Chapter 11 Cases. Expenses related to the reorganization process and the Chapter 11 Cases are considered reorganization items. The table below summarizes these charges (amounts in thousands):


                                                   Three Months Ending       Nine Months Ending
                                                   September 30, 2000        September 30, 2000
                                                   ------------------        ------------------

       Impairment of goodwill                            $ 100,805                $ 100,805
       Impairment of fixed assets                           11,633                   11,966
       Provision for rejected leases                            85                    1,920
       Other store closing costs                               244                      662
       Professional fees                                     1,155                    2,311
       Retention bonus                                         564                    1,113
       Interest income on accumulated cash                     (43)                     (91)
       Other reorganization costs                               77                      214
                                                         ---------                ---------
                                                         $ 114,520                $ 118,900
                                                         =========                =========

Impairment of Long-Lived Assets

     As a result of our Chapter 11 filing, we are evaluating various strategic alternatives, including the possible sale or disposition of certain of the Company's assets. Due to continuing negative cash flows in the third quarter of 2000, coupled with the possible sale or disposition of certain Company assets, we have recorded a noncash charge of $100.8 million for the impairment of goodwill associated with the acquisition of Frame-n-Lens Optical, Inc., New West Eyeworks Inc. and Midwest Vision Inc. ("Acquired Entities"). In addition, we recorded a noncash charge of $10.6 million to reflect the impairment of fixed assets associated with the Acquired Entities

     The Company reached an agreement in principle with Meijer, Inc. to terminate ten leases governing all of the Company's units located in Meijer Thrifty Acre locations. Pursuant to this agreement, the Company will turn over all of its Meijer locations to Meijer, Inc. by October 31, 2000, but will pay rent totaling $85,000 through January 2001. Neither the Company nor Meijer will receive any proceeds from the other party for the early termination. The Company has recorded a noncash pre-tax charge of approximately $1.0 million in the third quarter related to the impairment of leasehold improvements and furniture and fixtures in the Meijer locations.

     In the second quarter of 2000, the Company reached an agreement with Wal-Mart Stores, Inc. to terminate its 72 leases governing all of the Company's units located in Sam's Club locations. Pursuant to this agreement, the Company turned over all such locations to Wal-Mart Stores by September 1, 2000. The
Company received no proceeds from Wal-Mart for the early termination, and Wal-Mart will waive all claims for rent under the leases for the balance of the original lease term. In the second quarter of 2000, the Company recorded a noncash pre-tax charge of approximately $330,000 related to the impairment of leasehold improvements and furniture and fixtures in the Sam's Club locations.

A summary of the impairment charges recorded in the third quarter 2000 follows (amounts in thousands):

                      Impairment of goodwill:
                             Frame-n-Lens                 $ 38,318
                             New West Eyeworks              60,610
                             Midwest Vision                  1,877
                                                          --------
                    Total goodwill impairment             $100,805
                                                          ========

                    Impairment of fixed assets:
                             Frame-n-Lens                 $  4,792
                             New West Eyeworks               5,186
                             Midwest Vision                    668
                             Meijer Thrifty Acre               987
                                                          --------
                    Total fixed asset impairment          $ 11,633
                                                          ========

         We periodically evaluate the carrying value of long-lived assets based on the expected future undiscounted operating cash flows of the related business unit. As part of the reorganization process, we may decide to sell or otherwise dispose of assets for amounts other than those reflected in the Condensed Consolidated Financial Statements, which may result in further impairment of long-lived assets.

         In addition to the impairment of goodwill and fixed assets, the Company recorded adjustments to inventory of $1.1 million and to accounts receivable of $0.5 million to adjust the carrying value to net realizable value. These charges were included in cost of goods sold and SG&A expense, as appropriate.

(5)  DEBTOR-IN-POSSESSION FINANCING

     On May 9, 2000, the Bankruptcy Court approved an order permitting the Company to enter into a $25 million debtor-in-possession credit facility with Foothill Capital Corporation (the "DIP Facility"). The DIP Facility (which replaced the Company's prior secured credit facility with Foothill Capital Corporation) consists of a $12.5 million term loan and $12.5 million revolving credit facility. The Company paid professional fees, organization fees, and waiver fees of $500,000 to convert the previous Foothill credit facility to the DIP Facility. As of September 30, 2000, the Company had borrowed a total of $13.2 million (inclusive of the $12.5 million term loan portion) under the DIP Facility.

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

     Although the Company is currently in compliance with the terms of the DIP Facility, a continuation of negative sales and cash flow trends could cause the Company to breach the EBITDA covenant.

(6)  EXTRAORDINARY ITEM

     The Company recorded an extraordinary loss of $827,000 as a result of refinancing the Company's previous revolving credit facility in the second quarter of 2000 (See Note 5 to Condensed Consolidated Financial Statements). This refinancing necessitated the write-off of capitalized costs associated with the previous credit facility. Because of the Company's decision to fully reserve for the Company's 2000 tax benefit, the net tax effect on the extraordinary item is zero.

(7)  ACCOUNTS PAYABLE

     As a result of the bankruptcy proceedings, many of the Company's vendors are requiring payment in advance of delivery of goods or services. As of September 30, 2000, the Company had made approximately $1.5 million of payments in advance which have been presented in "Other Current Assets."

(8)  INCOME TAXES

     The Company recorded a pretax loss of $117.9 million in the third quarter. The resulting income tax benefit was approximately $6.5 million. The Company has established a valuation allowance equal to the amount of the tax benefit.


(9)  EARNINGS PER COMMON SHARE

     Basic earnings (loss) per common share were computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share were computed as basic earnings per common share, adjusted for outstanding stock options that are dilutive. The following table sets forth basic and diluted earnings per share for the periods indicated (amounts in thousands except per share information).

                                              VISTA EYECARE, INC.
                                 CONDENSED CONSOIDATED STATEMENTS OF OPERATIONS
                                  (In thousands except per share information)
                                                  (Unaudited)


                                                Three Months Ended                  Nine Months Ended
                                            --------------------------          -------------------------
                                             Sept. 30,         Oct. 2,           Sept. 30,          Oct. 2,
                                               2000             1999                2000             1999
                                            ---------         ---------           ---------        ---------

Loss before extraordinary item              $(117,937)        $ (2,980)        $  (130,846)       $    (2,825)
Extraordinary loss, net of tax                   --               --                  (827)              --
                                            ---------         --------         -----------         ----------

Net Loss                                    $(117,937)        $ (2,980)        $  (131,673)       $    (2,825)
                                            =========         ========         ===========         ==========

Weighted shares outstanding                    21,070           21,070              21,070             21,068



Basic loss per share:
  Earnings before extraordinary item            (5.60)           (0.14)              (6.21)             (0.13)
  Extraordinary loss, net of tax                 --               --                 (0.04)              --
                                            ---------         --------         -----------         ----------

Basic loss per share                        $   (5.60)        $  (0.14)        $     (6.25)    $       (0.13)
                                            =========         ========         ===========         ==========


Weighted shares outstanding                    21,070           21,070              21,070             21,068
Impact of dilutive options held by
  employees                                      --               --                  --                 --
                                            ---------         --------         -----------         ----------

Aggregate shares outstanding                $  21,070         $ 21,070        $     21,070     $       21,068

                                            =========         ========         ===========         ==========


Diluted earnings per share:
  Earnings before extraordinary item            (5.60)           (0.14)              (6.21)             (0.13)
  Extraordinary loss, net of tax                 --               --                 (0.04)             --
                                            ---------         --------         -----------         ----------

Diluted loss per share                      $   (5.60)        $  (0.14)        $     (6.25)     $       (0.13)
                                            =========         ========         ===========         ==========




There are no outstanding options with an exercise price below the average price of the Company's common stock.

(10) SUPPLEMENTAL DISCLOSURE INFORMATION

     The following table sets forth inventory balances by classification:
(amounts in thousands)

                                      September 30, 2000      January 1, 2000
                                      ------------------      ---------------

                    Raw Material            $21,458               $24,408
                    Finished Goods            8,023                 8,804
                    Supplies                  1,154                 1,161
                                            -------               -------
                                            $30,635               $34,373
                                            =======               =======

         Since filing for protection under Chapter 11 of the Bankruptcy Code, we have stopped accruing interest on unsecured debt. Contractual interest was $5.1 million and $15.6 million for the quarter and nine months ending September 30, 2000, respectively. The following table sets forth the components of interest expense, net: (amounts in thousands)


                                                                   Three Months Ended                Nine Months Ended
                                                                -------------------------        -------------------------

                                                                 Sept. 30,        Oct. 2,        Sept. 30,        Oct. 2,
                                                                    2000            1999            2000            1999
                                                                  -------         -------         --------         --------
               Interest expense on debt and capital leases        $   576         $ 4,516         $  6,325         $ 13,433

               Purchase discounts on invoice payments                 (34)             (1)             (47)             (37)

               Finance fees and amortization of hedge and
                        swap agreements                               180             316              692              863

               Interest income <F1>                                  --               (17)              (3)             (70)

               Other                                                   (1)             (5)               1               29
                                                                  -------         -------         --------         --------
                                                                 $    721         $ 4,809         $  6,968         $ 14,218
                                                                 ========         =======         ========         ========

<F1> This excludes interest income of $43,000 and $91,000 for the three and nine
     months  ended   September   30,  2000.   These   amounts  were  treated  as
     reorganization items. (See Note 4 to Condensed Consolidated Financial Statements.)

Supplemental cash flow information: (amounts in thousands)

                                                                   Nine Months Ended
                                                              --------------------------
                                                              Sept. 30,          Oct. 2,
                                                                2000               1999
                                                              -------            -------
                  Cash paid for
                           Income taxes                         $    --            $   495
                           Interest                               2,111              9,269
                           Restructuring expenses and
                                    reorganization items          4,725                 --

(11)  REVENUE RECOGNITION

     The Company currently recognizes revenues and the related costs from retail sales when it has received at least 50% of the payment. Under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", revenue and the related costs from retail sales may be recognized only when the entire payment has been received. The SEC has delayed the implementation date of this accounting bulletin until the fourth quarter of fiscal 2000. The Company is evaluating the impact of SAB No. 101 and will apply this accounting bulletin and the related accounting principles to its financial statements in the fourth quarter of 2000. We will report the impact as a cumulative effect adjustment to our consolidated financial statements resulting from a change in accounting principles as if the change had occurred on January 1, 2000.


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

        In the course of the Chapter 11 Cases, we may assume or reject certain contracts which were signed before the date the Debtors filed the bankruptcy petitions. Contracts which are rejected will generate unsecured claims in the Chapter 11 Cases ( See Footnote 3). To assume contracts, we will have to cure any outstanding defaults. We believe that, as part of a plan of reorganization, the Company will be able to assume the contracts it desires to continue in effect.

         Because of our operating losses and the charges we recorded in the third quarter 2000, (See Footnote 4 to Condensed Consolidated Financial Statements), we do not, as of the end of this fiscal quarter, meet certain requirements contained in some of our contracts. We will need to comply with these requirements in order to keep these contracts in effect upon completion of the Chapter 11 Cases. We anticipate that, as part of a plan of reorganization, we will meet these requirements upon emergence from Chapter 11.

     The Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2001. There can, however, be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. A plan of reorganization could result in holders of the common stock receiving no value for their interests. Because of such possibilities, the value of the common stock is highly speculative.

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

     As a result of the filing of the Chapter 11 Cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying Condensed
Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts, except for the impairment of long-lived assets as discussed in Footnote 4, or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.


RESULTS OF OPERATIONS

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. As of September 30, 2000, the Company operated 735 vision centers, versus 933 vision centers as of October 2, 1999. In the third quarter, the Company terminated its 72 leases governing all the Company's units located in Sam's Clubs locations (See Note 4 to Condensed Consolidated Financial Statements). In addition, the Company reached an agreement in principle with Meijer, Inc., to terminate ten leases governing all of the Company's units located in Meijer locations no later than October 31, 2000 (See Note 4 to Condensed Consolidated Financial Statements). The Company had also previously this year, rejected, or otherwise terminated the leases for, approximately 91 other vision centers.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 2, 1999.

CONSOLIDATED RESULTS

     NET SALES. Net sales during the current period decreased to $75.2 million from $83.3 million in the period a year ago. The sales decline was attributable to the following reasons:

- In the third quarter of fiscal 2000, the Company closed all of its Sam's Club locations which, in the third quarter of 1999, had generated $6 million in sales. These vision centers generated $1.2 million in net sales in the third quarter 2000.

- The Company operated approximately 97 fewer free-standing vision centers in the third quarter of 2000 than in the comparable period a year ago. Additionally, the Company's remaining free-standing vision centers recorded comparable store sales of negative 12.5% in the third quarter.

     Net sales for stores open more than one year for the domestic core business were flat compared to levels recorded in the comparable period of a year ago.

     GROSS PROFIT. Gross profit decreased to $39.0 million in the current period from $45.8 million in the comparable period a year ago. This decrease was due to the following:

- A reduction in sales caused by the closure of all of the Company's Sam's Club locations, as well as the operation of approximately 97 fewer free-standing locations, and the negative comparable store sales registered by the remaining free-standing vision centers acquired by the Company.

- A sales shift from eyeglasses to contact lenses caused by contact lens promotions in the free-standing vision centers. Eyeglasses have a higher margin than do contact lenses.

- A charge of approximately $1.1 million to adjust inventory at the Company's free-standing stores to its net realizable value ( see "Reorganization Items, Restructuring Expenses and Impairment of Long-lived Assets").

- A reduction in vendor promotional monies and independent optometrist revenue from the amounts received a year ago.

     Gross profit as a percentage  of sales  decreased  from 55.0% a year ago to
51.8 % in the current period. In addition to the reasons described above, the decrease can also be attributed to the following:

- A loss of efficiency in the Fullerton Lab caused by the decrease in volume as a result of declining sales levels in the Company's free-standing vision centers as well as lower volume resulting from closed stores.

- A decline in average sales per store recorded by the free-standing operations caused rent as a percentage of net sales to increase and thereby reduced margin as a percent of net sales.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense"). SG&A expense, which includes both store operating expenses and home office overhead, decreased from $45.4 million in the comparable period a year ago to $41.7 million in the current period.

The principal reasons for the decrease are as follows:

- Payroll savings of $2.9 million from the closure of the Sam's Club locations and approximately 97 free-standing locations.

- A $1.0 million reduction in advertising costs in the third quarter 2000 versus the same period a year ago.

- Home Office savings of $0.8 million primarily related to a reduction in headcount, as well as travel and other expenses.

These savings were partially offset by:

-    An increase in SG&A expense at host locations due to new store openings.

- A charge of approximately $0.5 million to adjust accounts receivable at the Company's free-standing stores to its net realizable value.

- An increase in payroll for optometrists due to an increase in the number of optometrists employed by the Company.

     As a percentage of net sales, SG&A expense increased from 54.5% in the comparable period a year ago to 55.4% in the current period. This increase was due primarily to the sales shortfall from the Acquired Entities and the closure of the Sam's Club and approximately 97 free-standing locations.

     OPERATING LOSS. Operating results for the current period, prior to reorganization items and the impairment of long-lived assets, decreased to an operating loss of $2.7 million from operating income of $0.4 million in the comparable period a year ago.

     INTEREST EXPENSE. Interest expense decreased from $ 4.8 million to $0.7 million in the current period. Because of the filing of the Chapter 11 Cases, we have stopped accruing for interest on unsecured debt until the Company emerges from Chapter 11 of the Bankruptcy Code, or it becomes probable that the Company will pay these amounts as part of a plan of reorganization. See "Accounting During Reorganization Proceedings." Contractual interest for the third quarter of 2000 was $5.1 million. In addition, interest expense excludes $43,000 of interest income which has been reflected as a reorganization item.


REORGANIZATION ITEMS,  RESTRUCTURING  EXPENSES AND IMPAIRMENT OF LONG-LIVED
ASSETS.

General

     In the last quarter of 1999 and the first three quarters of 2000, we have recorded charges relating to store closings, to impairment of long-lived assets and to expenses incurred in the Chapter 11 Cases. Generally accepted accounting principles require different presentations depending on whether we incurred the cost before or after the filing of the Chapter 11 Cases.

Impairment of Fixed Assets and Restructuring Expenses

     We have recorded charges for impairment of fixed assets and restructuring expenses in connection with stores closed before the filing of the Chapter 11 Cases. Emerging Issues Task Force Issue 94-03, "Liability Recognition for Certain Employee Termination Benefits to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", requires that we present these charges as components of operating income.

     In connection with stores closed after the filing of the Chapter 11 Cases, we have recorded charges for impairment of fixed assets and for restructuring expenses. All expenses of this nature incurred in the second and third quarters of 2000 have been presented as reorganization items, below operating income.

Summary of Restructuring Charges

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
                                                        ======                 ======

         Impairment and restructuring charges incurred in the second and third quarters of 2000 are considered reorganization items and are presented below operating income.

Summary of Reorganization Items

     Results for the second and third quarters include charges which were incurred after the Company filed the Chapter 11 Cases. Expenses related to the reorganization process and the Chapter 11 Cases are considered reorganization items. The table below summarizes these charges (amounts in thousands):

                                                         Second Quarter       Third Quarter
                                                              2000                 2000
                                                         ----------------     --------------

                Impairment of goodwill                       $    --             $ 100,805
                Impairment of fixed assets                         333              11,633
                Provision for rejected leases                    1,834                  85
                Other store closing costs                          419                 244
                Professional fees                                1,156               1,155
                Retention bonus                                    549                 564
                Interest income on accumulated cash                (48)                (43)
                Other reorganization costs                         136                  77
                                                             ---------           ---------
                                                             $   4,379           $ 114,520
                                                             =========           =========

Impairment of Long-Lived Assets

     As a result of our Chapter 11 filing, we are evaluating various strategic alternatives, including the possible sale or disposition of certain of the Company's assets. Due to continuing negative cash flows in the third quarter of 2000, coupled with the possible sale or disposition of certain Company assets, we have recorded a noncash charge of $100.8 million for the impairment of goodwill associated with the acquisition of Frame-n-Lens Optical, Inc., New West Eyeworks Inc. and Midwest Vision, Inc. In addition, we recorded a noncash charge of $10.6 million to reflect the impairment of fixed assets associated with the Acquired Entities.

     The Company reached an agreement in principle with Meijer, Inc. to terminate ten leases governing all of the Company's units located in Meijer Thrifty Acre locations. Pursuant to this agreement, the Company will turn over all of its Meijer locations to Meijer, Inc. by October 31, 2000, but will pay rent totaling $85,000 through January 2001. Neither the Company nor Meijer will receive any proceeds from the other party for the early termination. The Company has recorded a noncash pre-tax charge of approximately 1.0 million related to the impairment of leasehold improvements and furniture and fixtures in the Meijer locations.

     In the second quarter of 2000, the Company reached an agreement with Wal-Mart Stores, Inc. to terminate its 72 leases governing all of the Company's units located in Sam's Club locations. Pursuant to this agreement, the Company turned over all such locations to Wal-Mart Stores by September 1, 2000. The
Company received no proceeds from Wal-Mart for the early termination, and Wal-Mart will waive all claims for rent under the leases for the balance of the original lease term. In the second quarter of 2000, the Company recorded a noncash pre-tax charge of approximately $330,000 related to the impairment of leasehold improvements and furniture and fixtures in the Sam's Club locations. (See Note 4 to Condensed Consolidated Financial Statements.)

     A summary of the impairment charges recorded in the third quarter 2000 follows (amounts in thousands):

                 Impairment of goodwill:
                        Frame-n-Lens                 $ 38,318
                        New West Eyeworks              60,610
                        Midwest Vision                  1,877
                                                     --------
               Total goodwill impairment             $100,805
                                                     ========

               Impairment of fixed assets:
                        Frame-n-Lens                 $  4,792
                        New West Eyeworks               5,186
                        Midwest Vision                    668
                        Meijer Thrifty Acre               987
                                                     --------
               Total fixed asset impairment          $ 11,633
                                                     ========


     We periodically evaluate the carrying value of long-lived assets based on the expected future undiscounted operating cash flows of the related business unit. As part of the reorganization process, we may decide to sell or otherwise dispose of assets for amounts other than those reflected in the Condensed Consolidated Financial Statements, which may result in further impairment of long-lived assets.

     In addition to the impairment of goodwill and fixed assets, the Company recorded adjustments to inventory of $1.1 million and to accounts receivable of $0.5 million to adjust the carrying value to net realizable value. These charges were included in cost of goods sold and SG&A expense, as appropriate.

     BENEFIT FOR INCOME TAXES. We recorded a pre-tax operating loss of $117.9 million versus a loss of $4.4 million in the prior period. The resulting income tax benefit was approximately $6.5 million. We have established a valuation allowance equal to the amount of the tax benefit.

     NET LOSS. The Company posted a net loss of $117.9 million or $(5.60) per share, versus a net loss of $3.0 million or $(0.14) per share in the comparable period a year ago.


NINE MONTHS ENDED September 30, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 2, 1999.

     NET SALES. Net sales during the current nine month period decreased to $238.8 million from $252.4 million for the same period a year ago. The decrease in net sales was the result of the following factors:

- In the third quarter of fiscal 2000, the Company closed all of its Sam's Club locations which, in the first nine months of 1999, had generated $18.8 million in sales. These vision centers generated $10.4 million in net sales in the first nine months of 2000.

- The Company rejected, or otherwise terminated the leases for, 97 free-standing vision centers in the first nine months of 2000. Additionally, the Company's free-standing vision centers recorded comparable store sales of negative 15.9% in the first nine months of 2000.

- This decrease in net sales was partially offset by sales from 10 new Wal-Mart stores which have opened since the third quarter of 1999.

     GROSS PROFIT. For the current nine month period, gross profit decreased to $129.1 million from $141.1 million in the prior nine months. This decrease was due to the following:

- A reduction in sales caused by the closure of all of the Company's Sam's Club locations, as well as the operation of approximately 97 fewer free-standing locations, and the negative comparable store sales registered by the vision centers acquired by the Company.

- A sales shift from eyeglasses to contact lenses caused by contact lens promotions in the free-standing vision centers. Eyeglasses have a higher margin than do contact lenses.

- A charge of approximately $1.1 million to adjust inventory at the Company's free-standing stores to its net realizable value.

- A reduction in vendor promotional monies and independent optometrist revenue from the amounts received a year ago.

     Gross profit as a  percentage  of sales  decreased  from 55.9% in the prior
nine  months  to  54.1%  in  the  current  nine  months.   In  addition  to  the
afore-mentioned reasons, this decrease can also be attributed to the following:

- A loss of efficiency in the Fullerton Lab caused by the decrease in volume as a result of declining sales levels in the Company's free-standing vision centers.

- Declining sales recorded by the free-standing operations caused rent as a percentage of net sales to increase and thereby reduced margin as a percent of net sales.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) decreased from $130.7 million for the nine months ending October 2, 1999 to $129.8 million for the current nine months period.

In the current nine months, we experienced improvements in SG&A expense as noted below:

-    Payroll   savings  from  the  closure  of  the  Sam's  Club  locations  and
     approximately  97  free-standing   locations  totaling  approximately  $5.3
     million.

- A $1.1 million reduction in advertising spending in the third quarter of 2000 versus the third quarter of 1999.

These improvements were partially offset by:

- Increased payroll costs of approximately $3.0 million to the Wal-Mart locations primarily as the result of 10 new store openings since the third quarter of 1999.

- An increase in payroll for optometrists due to an increase in the number of optometrists employed by the Company.

- A charge of approximately $0.5 million to adjust accounts receivable at the Company's free-standing stores to its net realizable value.

- An increase in reserves for managed care processing fees and collection costs versus the same period a year ago.

     As a percentage of net sales, SG&A expense increased to 54.4% in the current nine months, from 51.8% for the prior nine months. In addition to the reasons described above, the percentage increase was due to low sales levels recorded at the vision centers acquired from Frame-n-Lens and New West.

     RESTRUCTING EXPENSE AND IMPAIRMENT OF FIXED ASSETS. The table below summarizes charges for impairment of fixed assets and restructuring expenses incurred in the fourth quarter 1999 and the first quarter 2000. These charges were incurred before the Company began the Chapter 11 Cases (amounts in thousands):

                                            Fourth Quarter 1999    First Quarter 2000
                                            -------------------    ------------------
          Impairment of fixed assets               $1,952                $2,684

          Restructuring expense
            Provision for rejected leases          $ --                  $1,362
            Other store closing costs                --                     239
                                                   ------                -------
                 Restructuring expense             $ --                  $1,601
                                                   ======                ======

     OPERATING LOSS. Operating results for the current nine months decreased to a loss of $5.0 million from operating income of $10.4 million in the comparable period a year ago.

     INTEREST EXPENSE. Our interest expense decreased from $14.2 million to $7.0 million because we stopped accruing interest for unsecured debt at the time we filed the Chapter 11 Cases. See "Accounting During Reorganization Proceedings." Contractual interest for the nine months ended September 30, 2000 was $15.6 million. In addition, interest expense excludes $91,000 of interest income which has been reflected as a reorganization item.

         REORGANIZATION ITEMS. Results for the nine months ending September 30, 2000 include charges which were incurred after the Company filed the Chapter 11 Cases. Expenses related to the reorganization process and the Chapter 11 Cases are considered reorganization items. The table below summarizes these charges (amounts in thousands):
                                                   Nine Months Ending
                                                   September 30, 2000
                                                   ------------------

          Impairment of goodwill                        $ 100,805
          Impairment of fixed assets                       11,966
          Provision for rejected leases                     1,920
          Other store closing costs                           662
          Professional fees                                 2,311
          Retention bonus                                   1,113
          Interest income on accumulated cash                 (91)
          Other reorganization costs                          214
                                                        ---------
                                                        $ 118,900
                                                        =========

     INCOME TAXES. We recorded a pre-tax operating loss of $130.8 million in the current period versus a pre-tax loss of $3.8 million in the comparable prior period. The resulting income tax benefit in 2000 was approximately $11.5 million. We have established a valuation allowance equal to the amount of the tax benefit.

     NET LOSS. We generated a net loss of $131.7 million, or $(6.25) per share, as compared to a net loss of $2.8 million or ($0.13) per share, in the comparable period a year ago.

ACCOUNTING DURING REORGANIZATION PROCEEDINGS

     Entering the reorganization proceeding does not affect or change the application of generally accepted accounting principles followed by the Company in the preparation of its consolidated financial statements. During the pendency of the Chapter 11 Cases, our consolidated financial statements will distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The Company's consolidated balance sheets will segregate liabilities subject to compromise from liabilities not subject to compromise. In addition, we have stopped accruing for interest on unsecured debt until the Company emerges from protection under Chapter 11 of the Bankruptcy Code, or it becomes probable that we will pay these amounts as part of a plan of reorganization.

Liabilities Subject to Compromise

     "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases, including those considered by the Bankruptcy Court to be pre-petition claims, such as claims arising out of a rejection of a lease for real property. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, accrued restructuring costs, and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5)the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

     The principal categories of claims classified as liabilities subject to compromise in the Chapter 11 Cases are identified below: (Amounts in thousands.)


                                                                                September 30, 2000
                                                                                ------------------
             Accounts payable                                                         $ 25,486
             Accrued expenses                                                              527
             Provision for rejected contracts                                            3,189
             Senior notes, net of discount including $7,480 accrued interest           131,266
             Other long-term debt and capital lease obligations                          7,024
             Redeemable common stock                                                       900
                                                                                      --------
                                                                                      $168,392
                                                                                      ========

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

     On April 5, 2000, the Debtors filed the Chapter 11 Cases. On May 9, 2000, the Bankruptcy Court approved an order permitting the Company to enter into a $25 million debtor-in-possession credit facility with Foothill Capital Corporation (the "DIP Facility"). The DIP Facility (which replaced the Company's prior secured credit facility) consists of a $12.5 term loan and $12.5 revolving credit facility. As of September 30, 2000, the Company had borrowed a total of $13.2 million (inclusive of the $12.5 million term loan portion) under the DIP Facility.

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

     The Company believes the DIP Facility should provide it with adequate liquidity to conduct its operations while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to risks and uncertainties. Although the Company currently in compliance with the terms of the DIP Facility, a continuation of negative sales and cash flow trends could cause the Company to breach the EBITDA covenant.

     We expect to complete a plan of reorganization in 2001. The plan will likely provide for the conversion of debt into equity. We do not know whether the plan will be approved or, if it is approved, whether it will succeed.
If the Company is successful in restructuring its debt obligations and its equity, the Company may utilize and / or trigger limitations on certain tax net operating loss carryforwards.

     We do not plan to open additional Wal-Mart vision centers during the remainder of 2000. Currently, one vision center is under construction and scheduled to open in 2001, and we may open up to three additional vision centers in 2001 dependent upon liquidity, construction schedules and other constraints. For each of our new vision centers, we typically spend between $100,000 and $160,000 for fixed assets and approximately $25,000 for inventory. In general, free-standing locations are more costly than leased locations. We also spend approximately $20,000 for pre-opening costs.

RISK FACTORS

     Any expectations, beliefs, and other non-historical statements contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales levels, any statements regarding the continuation of historical trends, and any statements regarding the Company's liquidity. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the factors described as "Risk Factors" in the Company's Report on Form 10-K for 1999 could materially affect the Company's actual results.


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

Interest Rate Risk

     The Company borrows money under our credit facility at variable interest rates. We therefore incur the risk of increased interest costs if interest rates rise.

     In 1998, in anticipation of the issuance of our senior notes, we entered into three anticipatory hedging transactions with a notional amount of $100 million. The interest rates on these instruments were tied to U.S. Treasury securities and ranged from 5.43% to 5.62%. We settled these transactions for approximately $4.6 million in September 1998 with $0.6 million cash and additional borrowings of $4.0 million. The settlement costs are treated as deferred financing costs and are amortized over the life of the notes.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               The following exhibits are filed herewith or incorporated by reference:


                                                                                 Exhibit Number
                                                                                 --------------
                     Amended and Restated Articles of Incorporation                   3.1*

                     Amended and Restated Bylaws                                      3.2**

                     Form of Common Stock Certificate                                 4.1***

                     Financial Data Schedule                                          27****


                  *Incorporated by reference to the Company's Form 8-K filed with Commission on January 6, 1999.

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


                                          VISTA EYECARE, INC.




                                          By:     /s/ Angus C. Morrison
                                                  ------------------------
                                                  Senior Vice President
                                                  Chief Financial Office


                                          By:     /s/ Timothy W. Ranney
                                                  -------------------------
                                                  Chief Accounting Officer

                                                  November 20, 2000