Form 10-K
period 2000-12-31
VISTA EYECARE INC
filed 2001-04-10
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2000

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

                     Common Stock, par value $.01 per share

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock of the registrant outstanding as of March 15, 2001, was 21,169,103. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 15, 2001, was approximately $2.1 million based on a closing price of $0.14 on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Vista is a retail optical company, with 725 vision centers throughout the United States and Mexico. We operate 499 of our vision centers in host departments, such as Wal-Mart and Fred Meyer locations, and 226 of our free-standing vision centers in malls and strip centers. Our locations sell a wide range of optical products, including eyeglasses, contact lenses, and sunglasses. At approximately 690 of our locations, we offer the services of optometrists. These optometrists are typically independent of us and operate their own practices within our retail locations. To support our retail operations, we also operate three manufacturing and distribution centers.

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

     In March 2001, the Debtors filed a plan of reorganization for the Chapter 11 Cases. We expect the Company will emerge from Chapter 11 in the second quarter of 2001. There can be no assurance that the reorganization plan will be confirmed by the Bankruptcy Court, or that such plan will be consummated. If confirmed and consummated, the proposed plan of reorganization will result in the settlement of unsecured claims at less than 100% of face value. The existing Common Stock will be cancelled, resulting in existing shareholders receiving no value for their interests. (See Item 7, "Proceedings Under Chapter 11", and Note 3 of Notes to Consolidated Financial Statements and Report of Independent Public Accountants included herein.)

DEPENDENCE ON WAL-MART

     We operate 397 units in domestic Wal-Mart stores, of which 395 operate pursuant to a master license agreement (See Item 1, "Leased Department Agreements"). These units generated approximately 68% of our revenue in 2000. We therefore depend on Wal-Mart and on our agreement with them for much of our operations.

ACQUISITIONS AND DISPOSITIONS

     To reduce our dependence on Wal-Mart, we acquired Midwest Vision, Inc. in 1997 and Frame-n-Lens Optical, Inc. and New West Eyeworks, Inc. in 1998 (the "Acquired Businesses"). At the time of the respective acquisitions, these three companies collectively generated approximately $140 million in annualized revenues and operated more than 500 vision centers, including approximately 330 freestanding locations.

     Throughout 1999 and 2000, we were unable to profitably operate the free-standing vision centers. Sales shortfalls in these vision centers resulted in pressure on earnings and liquidity, which ultimately forced the Company to seek protection under Chapter 11 in April 2000.

     In February 2001, we entered into a purchase agreement to sell substantially all of the freestanding vision centers and our Fullerton, California laboratory-distribution center. We expect the transaction to close in April 2001.

DATE OF INFORMATION

     Unless otherwise expressly stated, all information in this "Business" section of this Form 10-K is as of December 30, 2000.

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

MANAGED VISION CARE

     We expect that retail optical sales through managed vision care programs will increase over the next several years as a percentage of overall retail optical sales. Under managed vision care programs, participants fulfill their eyecare and eyewear needs at specific locations designated by the program sponsor. We believe our network of vision centers combined with the convenience of their locations and our ability to offer low prices should enable us to make competitive bids for managed care contracts.

TRADEMARKS

     We use the "Vista Optical" name to identify our freestanding vision centers, as well as those vision centers operating in Fred Meyer locations. Our vision centers in Wal-Mart are identified as the "Vision Center located in Wal-Mart." Vista has also licensed the right to use the "Guy Laroche" trademark for certain optical goods. Our agreement with Guy Laroche expires on December 31, 2001, but can be renewed at our option.

     We have provisionally determined, effective upon our anticipated emergence from Chapter 11, to change our name to "National Vision, Inc.". As part of our agreement to sell the freestanding vision centers, we have agreed to phase out, over 18 months, our use of the "Vista" name.

EMPLOYEES

     We employ 2,860 associates on a full-time basis and 1,200 associates on a part-time basis. We have 3,450 associates engaged in retail sales, 360 in laboratory and distribution operations, and 250 in management and administration. Apart from our retail employees in Mexico, none of our employees are governed by any collective bargaining agreements. We believe that our employment relations are generally good.

OPTOMETRISTS

     Optometrists are important to the success of our vision centers. We strive to have an optometrist on at least a part time basis at most of our locations. These optometrists are typically independent from Vista and lease a portion of our locations for an eye examination facility. We typically charge rent to these optometrists, in exchange for the premises and the equipment which we provide. Our agreement with Wal-Mart requires us to have an optometrist on duty at least 48 hours each week. Our relationships with optometrists are subject to extensive regulation. (See Item 1, "Government Regulation".)

MANUFACTURING AND DISTRIBUTION

     Vista operates three manufacturing and distribution facilities which supply substantially all requirements of our vision centers. The facilities are located in Lawrenceville, Georgia (this facility also includes the central administrative offices of Vista); Fullerton, California (this facility also includes administrative offices); and St. Cloud, Minnesota. Each vision center located in Wal-Mart stores (with the exception of two vision centers acquired in
1998) has its own finishing laboratory, which manufactures lenses for approximately half of all customers purchasing spectacle lenses.

     Our distribution centers provide lens blanks, frames, contact lenses, and sunglasses to our vision centers. We use an overnight delivery service to ship completed orders and replenishment items to the vision centers. The distribution centers and the manufacturing facilities are interfaced with Vista's management information system.

MANAGEMENT INFORMATION SYSTEM

     In 1999, Vista completed the development of a new point of sale system. We began installing the system in our vision centers in the fall of 1999 and expect to complete the installation in all of our units by the second half of 2001. The system is working substantially as planned. The system was designed to upgrade data processing, broaden capabilities at the retail level, and improve the processing of managed care transactions.

LEASED DEPARTMENT AGREEMENTS

     We have agreements in place which govern our operations in host environments, such as Wal-Mart. Typically, each agreement is for a base term, followed by an option to renew. The agreements provide for payments of minimum and percentage rent, and also contain customary provisions for leased department operations. The table below sets forth key data about each of these agreements:


                     No. of Units as      Length of    Length of      No. of Options
Vision Centers       of December 30,      Base Term   Option Term     Exercisable in
  Located In             2000            (in years)   (in years)       Fiscal 2001
------------------------------------------------------------------------------------
Wal-Mart(1)              395                  9           3               50


-----------------------------------------------------------------------------------

Fred Meyer                56                  5           5               __


-----------------------------------------------------------------------------------
Wal-Mart Mexico           27                  5           2               __


-----------------------------------------------------------------------------------

Military Bases            19                2 or 5        __              __


-----------------------------------------------------------------------------------

(1) The Company also operates two additional Wal-Mart stores which operate under individual leases.

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

Options to Renew
----------------

     Wal-Mart  Vision  Centers

     We exercised our option to renew the leases for 44 Wal-Mart vision centers in 2000. The base term for 50 vision centers expires in 2001, and we will need to determine which leases to extend. We expect to renew the leases for the vast majority of these vision centers. These decisions will be based on various factors, including sales levels, anticipated future profitability, increased rental fees in the option period, and market share.

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

ITEM  2.   PROPERTIES

     Our 725 vision centers in operation as of December 30, 2000 are located as follows:

    Location                  Total         Location                  Total
    --------                  -----         --------                  -----

 Alabama                         9       Nevada                          7
 Alaska                         16       New Hampshire                   4
 Arizona                        38       New Jersey                     13
 California                    196       New Mexico                     10
 Colorado                       24       New York                       26
 Connecticut                    10       North Carolina                 56
 Florida                         5       North Dakota                   10
 Georgia                        37       Oregon                         38
 Hawaii                          4       Pennsylvania                   18
 Idaho                          11       South Carolina                 11
 Iowa                            8       South Dakota                    1
 Kansas                         10       Tennessee                       2
 Kentucky                        1       Texas                           7
 Louisiana                       2       Virginia                       23
 Maine                           1       Washington                     43
 Maryland                        3       West Virginia                   7
 Massachusetts                   5       Wisconsin                       3
 Minnesota                      32       Wyoming                         3
 Montana                         4
                                         Mexico                         27

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

ITEM 3.   LEGAL PROCEEDINGS

     On April 5, 2000, the Company and ten of its subsidiaries filed voluntary petitions with the United States Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 of the Bankruptcy Code. The Debtors are currently operating their businesses as debtors-in-possession. The Chapter 11 Cases have been consolidated for the purpose of joint administration under case number 00-65214. All affiliated entities of the Company are included in the Chapter 11 cases, except only (a) three subsidiaries which are licensed managed care organizations and (b) foreign subsidiaries of the Company. Page 8

     In March 2001, the Debtors filed a plan of reorganization for the Chapter 11 Cases. We expect the Company will emerge from Chapter 11 in the second quarter of 2001. There can be no assurance that the reorganization plan will be confirmed by the Bankruptcy Court, or that such plan will be consummated. If confirmed and consummated, the proposed plan of reorganization will result in the settlement of unsecured claims at less than 100% of face value. The existing Common Stock will be cancelled, resulting in existing shareholders receiving no value for their interests. (See Item 7, "Proceedings Under Chapter 11", and Note 3 of Notes to Consolidated Financial Statements and Report of Independent Public Accountants included herein.)

     On October 6, 1999, former store managers of Frame-n-Lens filed a class action in the Orange County Superior Court in California (Kremer and Riddle v. Vista Eyecare, Inc.), alleging that the Company failed to pay overtime wages to present and former store managers. The Company is vigorously defending the lawsuit. The Company has also asserted a right of indemnification pursuant to the share purchase agreement for the acquisition of Frame-n-Lens.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of fiscal 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock was traded on the NASDAQ National Market System under the symbol "NVAL" from May 1992 until January 4, 1999, when the symbol was changed to "VSTA". From October 12, 1999 through April 4, 2000, our Common Stock was traded on the NASDAQ SmallCap Market. On April 5, 2000, trading of our Common Stock was halted after we issued a press release announcing the filing of the Chapter 11 Cases. As of May 17, 2000, our common stock began trading on the OTC Bulletin Board.

     The following table sets forth for the periods indicated the high and low prices of the Company's Common Stock in the various market systems as noted above.

                    Quarter Ended             High                Low
                  ------------------         ------              ------

Fiscal 1999       April 3, 1999              $6.250              $4.500
                  July 3, 1999               $6.250              $3.625
                  October 2, 1999            $3.938              $2.250
                  January 1, 2000            $2.750              $0.625

Fiscal 2000       April 1, 2000              $2.500              $0.844
                  July 1, 2000               $0.875              $0.203
                  September 30, 2000         $0.359              $0.125
                  December 30, 2000          $0.219              $0.031


     As of December 30, 2000, there were approximately 500 holders of record of the Company's Common Stock.

     In March 2001, the Company filed its plan of reorganization with the Bankruptcy Court. The plan provides for the conversion of the Company's Liabilities Subject to Compromise into new secured notes and common stock. Under the proposed plan, the existing Common Stock outstanding would be cancelled and would result in existing shareholders receiving no value for their interests. The Company believes that the value of the Common Stock is highly speculative since it is probable that it will be cancelled, and therefore, will be worthless if the expected plan of reorganization is consummated.

     Under the proposed plan of Reorganization, it is the Company's intent to use cash resources only for its operations, expenses related to its Chapter 11 proceedings and, ultimately, for payment of interest expense and repayment of principal on the Company's new secured notes. Future dividend policy will depend upon the earnings and financial condition of the Company, the Company's need for funds and other factors.


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data of the Company with respect to the consolidated financial statements for the years ended December 30, 2000, January 1, 2000, January 2, 1999, January 3, 1998, and December 28, 1996, is derived from the Company's Consolidated Financial Statements. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. Amounts presented are in thousands, except per share data.

                               Vista Eyecare, Inc.
                             DEBTORS-IN-POSSESSION
                      Consolidated Statements of Operations

                                                                      2000          1999          1998         1997         1996
                                                                   ---------     ---------     ---------    ---------    ---------
                                                                     (1)(4)        (1)(3)         (1)         (1)(2)         (1)
 Net sales                                                         $ 307,694     $ 329,055    $  245,331   $  186,354    $ 160,376
 Cost of goods sold                                                  143,458       147,768       112,929       86,363       76,692
                                                                   ---------     ---------     ---------    ---------    ---------
 Gross profit                                                        164,236       181,287       132,402       99,991       83,684
 Gross profit percentage                                                53.4%         55.1%         54.0%        53.7%        52.2%

 Selling, general, & administrative expense                          166,364       177,162       121,413       89,156       76,920
 Impairment of long-lived assets                                       2,684         1,952          --           --           --
 Restructuring expense                                                 1,601          --            --           --           --
                                                                   ---------     ---------     ---------    ---------    ---------
 Operating income/(loss)                                              (6,413)        2,173        10,989       10,835        6,764
 Interest expense                                                      7,723        19,329         5,538        1,554        2,084
                                                                   ---------     ---------     ---------    ---------    ---------
 Earnings/(loss) before reorganization items and taxes               (14,136)      (17,156)        5,451        9,281        4,680
 Reorganization items (See Note 5)                                   121,539          --            --           --           --
                                                                   ---------     ---------     ---------    ---------    ---------
 Earnings/(loss) before taxes, extraordinary item and cumulative
    effect of a change in accounting principle                      (135,675)      (17,156)        5,451        9,281        4,680
 Income tax expense (See Note 14)                                       --            --           2,037        3,708        1,200
                                                                   ---------     ---------     ---------    ---------    ---------
 Earnings/(loss) before extraordinary loss and cumulative
     effect of a change in accounting principle                     (135,675)      (17,156)        3,414        5,573        3,480
 Extraordinary loss, net (See Note 11)                                  (827)         (406)         --           --           --
 Cumulative effect, net (See Note 2)                                  (3,378)         --            --           --           --
                                                                   ---------     ---------     ---------    ---------    ---------
 Net earnings/(loss)                                               $(139,880)    $ (17,562)    $   3,414    $   5,573     $  3,480
                                                                   =========     =========     =========    =========    =========
 Basic earnings/(loss) per share:
    Earnings/(loss) before extraordinary item
      and cumulative effect                                            (6.41)        (0.81)         0.16         0.27         0.17
    Loss from extraordinary item                                       (0.04)        (0.02)         --           --           --
    Loss from cumulative effect                                        (0.16)         --            --           --           --
                                                                   ---------     ---------     ---------    ---------    ---------
 Net earnings/(loss) per basic share                               $   (6.61)    $   (0.83)    $    0.16    $    0.27    $    0.17
                                                                   =========     =========     =========    =========    =========
 Diluted earnings/(loss) per share:
    Earnings/(loss) before extraordinary item and
      cumulative effect                                                (6.41)        (0.81)         0.16         0.27         0.17
    Loss from extraordinary item                                       (0.04)        (0.02)         --           --           --
    Loss from cumulative effect                                        (0.16)         --            --           --           --
                                                                   ---------     ---------     ---------    ---------    ---------
 Net earnings/(loss) per diluted share                             $   (6.61)    $   (0.83)   $     0.16    $    0.27     $   0.17
                                                                   =========     =========     =========    =========    =========
STATISTICAL DATA (UNAUDITED):
 (In thousands except vision center data)
Domestic vision centers open at end of period:
    Leased department vision centers                                     472          577           562          364          320
    Freestanding vision centers                                          226           322           331           50          --
 Average weekly consolidated sales
    per leased department vision center (5)                        $   8,700     $   8,200      $  9,000     $  9,400     $  9,300
Average weekly consolidated sales
    per freestanding vision center (5)                             $   4,500     $   4,700      $  4,900     $    --      $    --

 Capital expenditures                                              $   5,379     $  12,704      $  9,183     $  8,049     $  2,713
 Depreciation and amortization                                        17,526        18,602        14,177       11,035       10,058
 EBITDA (6)                                                           11,113        20,775        25,166       21,870       16,822
    EBITDA margin percentage                                             3.6%          6.3%         10.3%        11.7%        10.5%
 EBITDA prior to significant provisions (6)                           17,009        25,427        25,166        21,870       16,822
    EBITDA margin percentage
     prior to significant provisions                                     5.5%          7.7%         10.3%        11.7%        10.5%

 BALANCE SHEET DATA:
 Working capital                                                   $  17,866     $ (11,714)     $  4,208     $ 12,171     $ 13,502
 Total assets                                                         90,888       220,219       229,097       83,250       74,564
 Current and long-term debt
    obligations (7)                                                  183,735       151,902       139,608       24,973       26,500
 Shareholders' (deficit) equity                                     (113,323)       26,557        43,927       35,598       29,906

PRO FORMA RESULTS:

     As part of the proposed Plan of Reorganization filed with the Bankruptcy Court in March 2001, the Company will dispose of all freestanding operations, including the Fullerton, California laboratory/distribution facility. In February 2001, the Company signed a purchase agreement to sell the assets of its freestanding locations and the Fullerton, California laboratory for $8.5 million. The sale is expected to close in April 2001.

     Pro forma unaudited financial results of operations are presented below, as if the freestanding operations were disposed of at the beginning of the periods presented. The pro forma results presented include certain adjustments and estimates by management. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company without the freestanding operations. (See Item 7, "Management's Discussion and Analysis".)


                                                   2000            1999             1998            1997            1996
                                              -------------   -------------    ------------     ----------      ----------
Net sales                                      $  246,915     $  247,875       $  209,220        $  182,813     $  160,376
Gross profit                                   $  133,481     $  134,057       $  112,509        $   98,174     $   83,684

Operating income                               $   13,493     $   12,230       $   11,424        $   10,888     $    6,764
EBITDA prior to significant provisions (6)     $   25,833     $   26,021       $   23,751        $   21,797     $   16,822


(1)  Financial  information  for  all  years  presented  includes   results   of
     international operations for the 12 months ended November 30. (See Note 2 to Consolidated Financial Statements.)

(2) Effective January 1, 1995, the Company changed its year end to a 52/53 week retail calendar. (See Note 2 to Consolidated Financial Statements.) Fiscal 1997 consisted of 53 weeks ended January 3, 1998. Sales for the 53rd week approximated $3.0 million in fiscal 1997.

(3) In 1999, the Company recorded a $2.7 million provision for the write-off of certain receivables and an impairment of $1.9 million in connection with 36 underperforming vision centers.

(4) In 2000, the Company recorded an impairment provision for inventory and receivables at the freestanding locations totaling $1.1 million and $518,000, respectively. These items were included in Cost of goods sold and SG&A expense, as appropriate.

(5) Calculated from sales from each month during the period divided by the number of store weeks of sales during the period, excluding stores not open a full month.

(6) EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service or incur indebtedness. However, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of the Company's operating performance or as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures for other companies. EBITDA prior to significant provisions is calculated as EBITDA prior to Restructuring Expense, Reorganization Items, Extraordinary Items, Cumulative Effect and provisions described in Footnote 3 and 4 above.

(7)  Current  and  long-term  debt  obligations  include  the  Revolving  Credit
     Facility and term loan, Senior Notes, Redeemable Common Stock and other long-term debt and capital lease obligations. In 2000, this includes $171 million of Liabilities Subject to Compromise which may be settled at less than face value.

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

     At a hearing held on April 5, 2000, the Bankruptcy Court entered orders granting authority to the Debtors, among other things, to maintain our cash management system, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, and to honor customer service programs, including warranties, returns and gift certificates. The Bankruptcy Court also ordered that the Company could enter into a debtor-in-possession credit facility. (See Note 3 of Notes to Consolidated Financial Statements and the Report of Independent Public Accountants included herein.)

     In March 2001, the Debtors filed a plan of reorganization for the Chapter 11 Cases. We expect the Company will emerge from bankruptcy in the second quarter of 2001. There can be no assurance that the reorganization plan will be confirmed by the Bankruptcy Court, or that such plan will be consummated. If confirmed and consummated, the proposed plan of reorganization will result in the settlement of unsecured claims at less than 100% of face value and the common stock of the Company will have no value. (See Item 7, "Liquidity and Capital Resources" and Note 3 of Notes to Consolidated Financial Statements and Report of Independent Public Accountants included herein.)

Consolidated Financial Statements

     The Company's Consolidated Financial Statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and negative cash flows from operations, and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, management has submitted a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with the debtor-in-possession financing agreements ("DIP" Facility), (ii) the Company's ability to obtain financing upon expiration of the DIP Facility, (iii) confirmation of a plan of reorganization under the Bankruptcy Code, (iv) the Company's ability to achieve profitable operations after such confirmation, and
(v) the Company's ability to generate sufficient cash from operations to meet its obligations.

     As a result of the filing of the Chapter 11 Cases and related circumstances, realization of assets and liquidation of liabilities is subject to substantial doubt. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the Consolidated Financial Statements. Further, the confirmation of a plan or plans of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan or reorganization.

Results of Operations

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. As of December 30, 2000, the Company operated 725 vision centers versus 926 vision centers as of January 1, 2000. In the third quarter of 2000, the Company terminated its 72 leases governing all the Company's units located in Sam's Club locations. (See Note 5 to Consolidated Financial Statements). In addition, the Company terminated its ten leases in Meijer Thrifty Acre locations in October 2000. (See Note 5 to Consolidated Financial Statements.) The Company also rejected, or otherwise terminated the leases for, approximately 97 freestanding vision centers.

     As part of our proposed plan of reorganization, we will dispose of all free-standing operations, including the Fullerton, California laboratory-distribution facility. In February 2001, the Company signed a purchase agreement to sell the assets of its freestanding locations and the Fullerton, California laboratory for $8.5 million. The sale, which is subject to customary terms and conditions, is expected to close in April 2001. (See Note 6 of Consolidated Financial Statements.)

     Pro forma unaudited financial results of operations are presented below, as if the freestanding operations were disposed of at the beginning of the periods presented. The pro forma results presented include certain adjustments and estimates by management. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company without the freestanding operations.

                                           2000           1999           1998
                                        ---------     -----------     ----------
Net Sales                              $  246,915     $  247,875      $  209,220
Gross Profit                           $  133,481     $  134,057      $  112,509

Operating Income                       $   13,493     $   12,230      $   11,424
EBITDA before significant provisions   $   25,833     $   26,021      $   23,751

     EBITDA prior to significant provisions is calculated as EBITDA prior to Restructuring Expense, Reorganization Items, Extraordinary Items, Cumulative Effect and the 1999 provision for receivables.

YEAR ENDED DECEMBER 30, 2000 COMPARED TO YEAR ENDED JANUARY 1, 2000

     NET SALES. The Company recorded net sales of $307.7 million in fiscal 2000, a decrease of 6.5% over sales of $329.1 million in fiscal 1999. Sales decreased due to the following reasons:

o The Company closed 91 freestanding stores in April 2000. Theses stores had sales of $3.1 million in 2000 versus $13.0 million in 1999, a reduction of $9.9 million.

o The remaining freestanding stores generated negative comparable store sales of 15.5% resulting in a decrease of $10.6 million in sales.

o During 2000, the Company closed 117 Sam's Club locations, 72 of which were terminated prior to the end of their lease term. These closings resulted in a sales decrease of $12.2 million in 2000.

     These decreases were partially offset by:

o Favorable comparable store sales at the Wal-Mart and Military divisions of 2.0% and 6.5%, respectively. This resulted in a $4.7 million sales increase.

o New store openings at the Wal-Mart and Military divisions resulted in sales increases of $6.9 million over the prior year.

     In addition, the Company's adoption of SAB 101 deferred the recognition of approximately $300,000 of net sales in fiscal 2000. (See Note 2 of Consolidated Financial Statements.)

     GROSS PROFIT. In 2000, gross profit decreased to $164.2 million versus $181.3 million in 1999. This decrease was due to the following:

o A reduction in sales caused by the closure of all of the Company's Sam's Club locations, as well as the operation of approximately 97 fewer freestanding locations and the negative comparable store sales registered by the remaining freestanding vision centers acquired by the Company ($11.8 million).

o A charge of approximately $1.1 million to adjust inventory at the Company's freestanding stores to net realizable value (See "Reorganization Items, Restructuring Expenses and Impairment of Long-lived Assets").

o A reduction in vendor promotional monies and independent optometrist revenue from the amounts received a year ago.

     Gross profit as a percentage of sales decreased from 55.1% a year ago to 53.4% in the current period. In addition to the reasons described above, the decrease can also be attributed to the following:

o A loss of efficiency in the Fullerton Lab caused by the decrease in volume as a result of declining sales levels in the Company's freestanding vision centers as well as lower volume resulting from closed stores.

o A sales shift from eyeglasses to contact lenses caused by contact lens promotions in the freestanding vision centers. Eyeglasses have a higher margin than do contact lenses. Additionally, contact lens margins decreased due to competitive price pressure.

o A decline in average sales per store recorded by the freestanding operations caused rent as a percentage of net sales to increase and thereby reduced margin as a percent of net sales.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. This category of expense includes both retail operating expense and corporate office administrative costs. SG&A expense decreased from $177.2 million in 1999 to $166.4 million in 2000. The decrease was due primarily to the following:

o Payroll savings of $6.7 million from the closure of the Sam's Club locations and approximately 97 freestanding locations.

o Home office savings of $2.2 million related to the elimination of amortization of goodwill from the Frame-n-Lens, New West and Midwest acquisitions, which was impaired in the third quarter of 2000, and a reduction in payroll, recruiting and relocation expenses.

     OPERATING INCOME/(LOSS). Operating results for 2000, prior to reorganization and restructuring items and impairment of long-lived assets, decreased to an operating loss of $2.1 million versus operating income of $4.1 million in 1999.

     INTEREST EXPENSE. Interest expense decreased from $19.3 million in 1999 to $7.7 million in 2000. Because of the filing of the Chapter 11 Cases, we have stopped accruing for interest on unsecured debt until the Company emerges from Chapter 11 of the Bankruptcy Code, or it becomes probable that the Company will pay these amounts as part of a plan of reorganization. (See "Accounting During Reorganization Proceedings".) Contractual interest expense for 2000 was $20.7 million. In addition, interest expense excludes $144,000 of interest income which has been reflected as a reorganization item.

     BENEFIT FOR INCOME TAXES. We recorded a pre-tax operating loss of $135.7 million versus a loss of $17.2 million in the prior period. The resulting income tax benefit was approximately $1.7 million. We have established a valuation allowance equal to the amount of the tax benefit.

     EXTRAORDINARY LOSS. Results also include an extraordinary loss of $827,000 in 2000 associated with the write-off of the capitalized costs of the Company's previous Foothill Credit Facility.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received. In response to SAB 101, the Company is required to recognize revenue upon delivery of the product. The cumulative effect of this change in accounting principle was a $3.4 million reduction in net earnings of 2000.

     NET INCOME. The Company recorded a net loss of $139.9 million, or a loss of $6.61 per basic and diluted share.

ACCOUNTING DURING REORGANIZATION PROCEEDINGS

     Entering the reorganization proceedings does not affect or change the application of generally accepted accounting principles followed by the Company in the preparation of its Consolidated Financial Statements. During the pendency of the Chapter 11 Cases, our consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The Company's consolidated balance sheets segregate Liabilities Subject to Compromise from liabilities not subject to compromise. In addition, we have stopped accruing for interest on unsecured debt until the Company emerges from protection under Chapter 11 of the Bankruptcy Code, or it becomes probable that we will pay these amounts as part of a plan of reorganization.

Liabilities Subject to Compromise

     Liabilities Subject to Compromise refers to liabilities incurred prior to the commencement of the Chapter 11 Cases, including those considered by the Bankruptcy Court to be pre-petition claims, such as claims arising out of a rejection of a lease for real property. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, accrued restructuring costs and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

     The principal categories of claims classified as Liabilities Subject to Compromise in the Chapter 11 Cases are identified below: (amounts in thousands)

                                                              December 30, 2000
                                                              -----------------

Accounts payable                                                       $ 25,856
Accrued expenses                                                          2,717
Provision for rejected contracts                                          3,142
Senior notes, net of discount including $7,480 accrued interest         131,266
Other long-term debt and capital lease obligations                        7,843
                                                                       --------
                                                                       $170,824
                                                                       ========

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

REORGANIZATION  ITEMS,  RESTRUCTURING  EXPENSES  AND  IMPAIRMENT  OF  LONG-LIVED
ASSETS.

General

     In the last quarter of 1999 and in fiscal 2000, we recorded charges relating to store closings, to impairment of long-lived assets and to expenses incurred in the Chapter 11 Cases. Generally accepted accounting principles require different presentations depending on whether we incurred the cost before or after the filing of the Chapter 11 Cases.

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

     In connection with stores closed after the filing of the Chapter 11 Cases, we have recorded charges for impairment of fixed assets and for restructuring expenses. All expenses of this nature incurred after the first quarter of 2000 have been presented as reorganization items, below operating income.

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

     Restructuring expense:
       Provision for rejected leases        $ --                   $1,362
       Other store closing costs              --                      239
                                            ------                 ------
                                            $ --                   $1,601
                                            ======                 ======

     Impairment and restructuring charges incurred after the first quarter of 2000 are considered reorganization items and are presented below operating income.

Summary of Reorganization Items

     Results for fiscal 2000 include charges which were incurred after the Company filed the Chapter 11 Cases. Expenses related to the reorganization process and the Chapter 11 Cases are considered reorganization items. The table below summarizes these charges: (amounts in thousands)

                                                      2000
                                                    --------

              Impairment of goodwill               $ 100,805
              Impairment of fixed assets              12,000
              Provision for rejected leases            1,920
              Other store closing costs                  670
              Professional fees                        3,421
              Retention bonus                          2,173
              Interest income on accumulated cash       (144)
              Other reorganization costs                 694
                                                   ---------
                                                   $ 121,539
                                                   =========

Impairment of Long-Lived Assets

     Due to continuing negative cash flows, coupled with the possible sale or disposition of certain Company assets, we recorded a noncash charge of $100.8 million for the impairment of goodwill associated with the acquisition of Frame-n-Lens Optical, Inc., New West Eyeworks, Inc. and Midwest Vision, Inc. in the third quarter of 2000. In addition, we recorded a noncash charge of $10.6 million to reflect the impairment of fixed assets associated with these acquired entities.

     The Company terminated ten leases governing all of the Company's units located in Meijer Thrifty Acre locations. The Company recorded a noncash pre-tax charge of $987,000 in 2000 related to the impairment of leasehold improvements and furniture and fixtures in the Meijer locations.

     In the second quarter of 2000, the Company reached an agreement with Wal-Mart Stores, Inc. to terminate its 72 leases governing all of the Company's units located in Sam's Club locations. Pursuant to this agreement, the Company turned over all such locations to Wal-Mart Stores by September 1, 2000. The
Company received no proceeds from Wal-Mart for the early termination, and Wal-Mart will waive all claims for rent under the leases for the balance of the original lease term. The Company recorded a noncash pre-tax charge of $367,000 related to the impairment of leasehold improvements and furniture and fixtures in the Sam's Club locations. (See Note 5 to Consolidated Financial Statements.)

     A summary of the impairment charges recorded in 2000 follows: (amounts in thousands)

               Impairment of goodwill:
                        Frame-n-Lens                 $ 38,318
                        New West Eyeworks              60,610
                        Midwest Vision                  1,877
                                                     --------
               Total goodwill impairment             $100,805
                                                     ========

               Impairment of fixed assets:
                        Frame-n-Lens                 $  4,792
                        New West Eyeworks               5,186
                        Midwest Vision                    668
                        Meijer Thrifty Acre               987
                        Sam's Club                        367
                                                     --------
               Total fixed asset impairment          $ 12,000
                                                     ========


     In addition to the impairment of goodwill and fixed assets, the Company recorded adjustments to inventory of $1.1 million and to accounts receivable of $0.5 million to adjust the carrying value to net realizable value. These charges were included in Cost of goods sold and SG&A expense, as appropriate.


YEAR ENDED JANUARY 1, 2000 COMPARED TO YEAR ENDED JANUARY 2, 1999

     NET SALES. The Company recorded net sales of $329.1 million in fiscal 1999, an improvement of 34% over sales of $245.3 million in fiscal 1998. We increased sales for two reasons. First, in 1999 our net sales included the net sales of our Acquired Businesses for the entire fiscal year, whereas our net sales for 1998 included the sales of the acquired businesses for only a portion of the year. Second, our sales in our core leased departments increased by 4.1% over 1998 results.

     NET SALES IN ACQUIRED BUSINESSES. In 1999, the integration of these businesses fell below expectations which negatively affected our results. The most important reason for the disappointing performance was the significant shortfall in sales. The following factors contributed to our poor operating results in the Acquired Businesses:

o The consolidation of three different retail concepts into one existing concept proved more difficult than we anticipated.

o We underestimated the power of the existing trade names of the acquired businesses and lost market share when we changed the store names to "Vista Optical".

o We incurred significant service disruptions when we closed three of our manufacturing locations and consolidated their operations into our existing facilities.

o We had substantial turnover at the field and management levels, which further disrupted our operations.

     In 1999, we made a number of changes to improve these businesses. In particular, we:

o    improved the inventory carried by these vision centers.

o    recruited optometrists to many locations.

o    instituted intensive training programs for retail personnel.

o    created a new advertising campaign, which began running in early 2000.


     GROSS PROFIT. In 1999, we increased gross profit to $181.3 million, a 37% increase over $132.4 million in 1998. The increase in net sales resulted in an increase in gross profit dollars. Our gross profit percentage increased from 54% in 1998 to 55.1% in 1999. Several factors contributed to this increase:

o    We increased our purchasing power since completing the acquisitions.

o The consolidation of our manufacturing operations from six facilities to three facilities reduced our average lens cost.

o    We received significant promotional payments from key vendors.

     Other factors had a negative impact on gross profit percentage:

o Retail prices for contact lenses continued to decline because of intense price competition.

o During the consolidation of our manufacturing operations, our service declined, causing an increase in remake and warranty work on customer orders.

o Shortfalls in sales at the acquired vision centers caused rent as a percent of sales to increase.

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

     Results for 1999 include a non-cash charge of $1.9 million, which represents an impairment loss on fixed assets associated with 36 underperforming vision centers acquired by the Company. We closed these vision centers in 2000.

     OPERATING INCOME. Operating income decreased to $2.2 million from $11 million in 1998. Operating margin decreased from 4.5% to 0.7% of net sales in 1999. The decrease was attributable to:

o    The shortfall in operating results of the acquired businesses.

o    The increase in SG&A expense discussed above.

o    The non-cash charges discussed above.

     Despite poor results in the acquired businesses, we increased operating income in our core leased business more than 10% over levels recorded in 1998.

     INTEREST EXPENSE. Interest expense increased to $19.3 million from $5.5 million in 1998. The Company issued its $125 million senior notes in 1998 (See
Note 10 to Consolidated Financial Statements) and incurred the associated expense over the entirety of 1999 versus a portion of 1998. In November 1999, the Company refinanced its secured credit facility at a higher interest rate than that provided for in its previous credit facility. (See Item 7, "Liquidity and Cash Resources".)

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

     NET INCOME. The Company recorded a net loss of $17.6 million, or a loss of $0.83 per basic and diluted share.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our capital needs have been for operating expenses, capital expenditures, and interest expense. Our sources of capital have been cash flow from operations and borrowings under our credit facilities.

     In October 1998, we issued our $125 million notes due 2005 to help fund the acquisition of Frame-n-Lens Optical, Inc. and New West Eyeworks, Inc. These notes bear interest of 12.75% and were issued pursuant to an indenture which contains a variety of customary provisions and restrictions. Interest payments are due on April 15 and October 15 of each year. The Company did not make the interest payments due in 2000. Amounts due under the indenture are unsecured claims in the Chapter 11 Cases, and are classified as Liabilities Subject to Compromise. (See Note 4 to Condensed Consolidated Financial Statements.)

     On April 5, 2000, the Debtors filed the Chapter 11 Cases. On May 9, 2000, the Bankruptcy Court approved an order permitting the Company to enter into a $25 million debtor-in-possession credit facility with Foothill Capital Corporation (the "DIP Facility"). The DIP Facility (which replaced the Company's prior secured credit facility) consists of a $12.5 million term loan and $12.5 million revolving credit facility. As of December 30, 2000, the Company had borrowed a total of $12.9 million (inclusive of the $12.5 million term loan portion) under the DIP Facility.

     The DIP Facility contains customary terms and conditions. It expires on May 31, 2001. The DIP Facility further provides that:

o The Company must maintain a rolling twelve month EBITDA of no less than $15 million, calculated prior to restructuring charges, reorganization items, extraordinary losses, cumulative effect losses and store impairment reserves.

o The $12.5 million term loan portion of the DIP Facility bears interest at 15% per annum.

o Interest rates on the revolver portion of the DIP Facility are based on either the Wells Fargo Bank, N.A. Base Rate plus 2% or the Adjusted Eurodollar Rate plus 3.25%.

     Although the Company is currently in compliance with the terms of the DIP Facility, a continuation of negative sales and cash flow trends could cause the Company to breach the EBITDA covenant.

     The Company believes that the DIP Facility should provide it with adequate liquidity to conduct its operations while it awaits confirmation of its reorganization plan. The Company is currently working with Foothill to establish a revolving credit facility which will be available upon exiting from bankruptcy (the "Exit Facility"). The Exit Facility will replace the current DIP Facility and should provide the Company with adequate liquidity to conduct its operations upon emergence from bankruptcy. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - RISK FACTORS.")

     The plan of reorganization filed with the Bankruptcy Court in March 2001 assumes the conversion of pre-petition unsecured claims into a combination of new secured notes and common stock. The secured notes will have a face value of $120 million and will pay interest of 12% twice a year at the end of March and September. The notes have an eight year duration with principal repayments based on excess cash balances available at each interest payment date. It also provides for the cancellation of the Company's current Common Stock. We do not know whether the plan will be approved, or if it is approved, whether it will succeed. If the Company is successful in restructuring its debt obligations and its equity, the Company may trigger limitations on certain tax net operating loss carry-forwards.

    Under the proposed plan of reorganization, it is the Company's intent to use cash reserves for its ongoing operations and for payment of interest expense and repayment of principal on the Company's outstanding debt.

     We plan, as of December 30, 2000, to open approximately 5 Wal-Mart vision centers during fiscal 2001. We may open up to 10 additional vision centers dependent upon liquidity, construction schedules and other constraints. For each of our new vision centers, we typically spend between $100,000 and $160,000 for fixed assets and approximately $25,000 for inventory. We also spend approximately $20,000 for pre-opening costs. Before 1998, we capitalized these pre-opening costs. Beginning in 1998, we expensed them as required by new accounting rules (See Note 2 to Consolidated Financial Statements).

Risk Factors

     This Form 10-K contains a number of statements about the future. It also contains statements which involve assumptions about the future. All these statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or belief concerning future events, including the following: any statements regarding future sales levels, the continuation of historical trends, and the Company's liquidity and the Chapter 11 Cases, including the Company's plan of reorganization. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements.

     We do not know whether the forward-looking statements made in this Form 10-K will prove to be correct. We have tried to identify factors which may cause these statements to be incorrect, but we may not have identified all of them. These factors could also have a negative impact on our results. The following is our list of these factors:

o We have filed for protection under Chapter 11 of the Bankruptcy Code. The fact of this filing, along with the process through the Bankruptcy Court, could affect our business in a variety of unforeseen ways. There could be impairment of our ability to: operate our business during the pendency of the proceedings; continue normal operating relationships with our host licensors, such as Wal-Mart; obtain shipments and negotiate terms with vendors; fund, develop, and execute an operating plan; attract and retain key executives and associates; maintain our gross margins through vendor participation programs and otherwise to maintain favorable courses of dealing with vendors.

o Under the plan of reorganization we have proposed to the Bankruptcy Court, the equity of the current shareholders in the Company will have no value.

o The Purchase and Sale Agreement for the remaining freestanding stores and the Fullerton lab/DC may not close thus creating additional unsecured claims.

o There are various risks associated with the Chapter 11 Cases. Our plan of reorganization may not be approved or, even if it is approved, may not succeed.

o    We  may not obtain exit financing to replace our DIP Facility.

o We depend heavily on our host store relationships, particularly with Wal-Mart. Any change in these relationships could have a significant negative impact on our business. The filing of the Chapter 11 Cases could affect those relationships.

o Managed care plans are increasingly important in the optical industry. We will need to attract new managed care business if we intend to remain competitive. We will also need to retain our existing managed care arrangements. Loss of these arrangements, or our failure to attract new managed care business, would impair our competitive position. The filing of the Chapter 11 Cases could impair our ability to retain existing contracts and to enter into new ones.

o We depend on reliable and timely reimbursement of claims we submit to third party payors. There are risks we may not be paid on a timely basis, or that we will be paid at all. Some plans have complex forms to complete. Sometimes our staff may incorrectly complete forms, delaying our reimbursement. These delays can hurt our cash flow and also force us to write-off more of these accounts receivable.

o Each year, we expect to have increasing numbers of vision centers under our Wal-Mart agreement come up for renewal. Our rental obligations to Wal-Mart will increase in the three year option period. We will need to continue to improve sales at these vision centers. If we do not, our rent as a percent of sales will increase significantly during the option period. Alternatively, we may choose not to exercise the options.

o Operating factors affecting customer satisfaction and quality controls of the Company in optical manufacturing.

    Liabilities Subject to Compromise may increase as a result of:

    o    negotiations
    o    actions of the Bankruptcy Court
    o    further development with respect to disputed claims
    o    future rejection of additional executory contracts or unexpired leases
    o    the determination as to the value of any collateral securing claims
    o    proofs of claim
    o    other events

     Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases. This may further reduce the settlement of unsecured claims.

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

Recent Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. We applied the guidance in SAB 101 to our financial statements in 2000. The impact has been reflected as a cumulative effect adjustment to our consolidated financial statements resulting from a change in accounting principles.

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective in fiscal 2000. The Company had no derivatives in 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

     The Company borrows long-term debt under our credit facility at variable interest rates. (See Note 10 to Consolidated Financial Statements.) We therefore incur the risk of increased interest costs if interest rates rise.

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

   None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors

     Name and Age as of March 30, 2001    Position, Business Experience and Directorships
     ---------------------------------    -----------------------------------------------
     James W. Krause............56        Joined  the  Company in April  1994 as  President  and Chief  Executive  Officer  and a
                                          director.  He was named Chairman of the Company in June 1995.

     Ronald J. Green............53        A director since December 1990, Mr. Green has been a partner in the accounting  firm of
                                          Stephen M. Berman & Associates, Atlanta, Georgia, since 1980.

     James E. Kanaley...........59        A director  since  October  1998,  Mr.  Kanaley was employed at Bausch & Lomb Inc. from
                                          1978 until his  retirement  in 1997.  From 1990 until  1993,  he served as Senior  Vice
                                          President and Group President  Contact Lens Care, and from 1993 until his retirement he served as Senior Vice President and President, North American Healthcare.

     Peter T. Socha.............41        Mr.  Socha  joined the Company  in October  1999 as Senior  Vice  President,  Strategic
                                          Planning.  Prior to  joining  the  Company  he worked as a  consultant,  and  served as
                                          Executive  Vice  President of COHR,  Inc.,  from May 1998 to October 1998; and as Chief
                                          Credit Officer with Sirrom Capital  Corporation,  from 1994 to 1997. Mr. Socha became a director and was appointed Senior Vice President,  Strategic  Planning and Managed Care
                                          in February 2000.





Information Concerning Executive Officers

  Name, Age and Position
  as of March 30, 2001                  Business Experience
  -------------------                   -------------------

  James W. Krause            56         See "Information Concerning Directors"
    Chairman
    and Chief Executive Officer

  Michael J. Boden           53         Mr. Boden joined the Company in June 1995 as Vice President,  Sales and Marketing and was
    Executive Vice President,           named a Senior Vice  President  in February  1998.  He was named  Senior Vice  President,
    Retail Operations                   Leased  retail  Operations  in February  1999.  From 1992 until  joining the Company,  he served as Vice  President-- Store  Operations  of This End Up Furniture  Company.  He was
                                        appointed to his current position in February 2000.

  Richard D. Anderson        42         Mr.  Anderson  joined the Company in January  1999 and was named  Senior Vice  President,
    Senior Vice President,              Real Estate in February  1999.  From 1987 until  joining the Company,  he was employed by
    Real Estate                         W.H.  Smith,  PLC where he served as Vice  President,  Real  Estate  and Vice  President,
                                        Development and Construction.

  Eduardo A. Egusquiza       48         Mr.  Egusquiza  joined the  Company in March 1998 as Senior Vice  President,  Information
    Senior Vice President,              Technology.  From 1982 until  joining the Company,  he was  employed by Musicland  Stores
    Information Technology              Corporation, Inc. where he served as Vice President of Information Systems and Services.

  Mitchell Goodman           47         Mr.  Goodman  joined the Company as General  Counsel and Secretary in September  1992 and
    Senior Vice President,              was named a Vice President in November 1993 and Senior Vice President in May 1998.
    General Counsel and Secretary

  Charles M. Johnson         51         Mr.  Johnson joined the Company in October 1997 as Senior Vice  President,  Manufacturing
    Senior Vice President,              and  Distribution.  From  1988  until  joining  the  Company,  he  was  employed  by  the
    Manufacturing and Distribution      Sherwin-Williams  Company, where he served as Vice President and Director of Research and
                                        Development.

  Angus C. Morrison          44         Mr.  Morrison  joined  the  Company  in  February  of 1995 as Vice  President,  Corporate
    Senior Vice President,              Controller.  He  was  appointed  Senior  Vice  President,  Chief  Financial  Officer  and
    Chief Financial Officer             Treasurer in March 1998.  From 1993 until  joining the  Company,  he was  Controller  and
                                        Senior  Financial Officer of  the Soap Division  of  The Dial Corp. He was Controller and
                                        Senior Financial Officer of the Food Division of the same company from 1989 through 1992.

  Timothy W. Ranney          48         Mr. Ranney joined the Company in September 1998 and was named Vice  President,  Corporate
    Vice President,                     Controller in October 1998.  From 1991 until joining the Company,  he was employed by CVS
    Corporate Controller                Corporation  where he  served  as Store  Controller  and then as  Director  of  Financial
                                        Systems.

  Peter T. Socha             41         See "Information Concerning Directors"
    Senior Vice President,
    Strategic Planning and
    Managed Care

  Robert W. Stein            45         Mr.  Stein  joined the  Company as Director of Human  Resources  in May 1992.  In January
    Senior Vice President,              1993, he was appointed Vice President,  Human  Resources,  and was appointed  Senior Vice
    Human Resources and                 President in February 1999.  He was appointed to his current position in February 2000.
    Professional Services

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than ten percent (10%) of Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. We believe that, during 2000, our officers, directors and holders of more than ten percent (10%) of Common Stock complied with all Section 16(a) filing requirements except that the Company did not timely file a Form 5 (relating to our transactions for Timothy Ranney). In making these statements, we have relied upon the written representations of our directors and officers and upon copies of reports furnished to the Company.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table discloses compensation received from the Company by the Company's Chief Executive Officer, and the Company's four most highly compensated officers other than the Chief Executive Officer (all such individuals, collectively, the "named executive officers").


                                            Summary Compensation Table

                                                                                              Long Term Compensation
                                       Annual Compensation                      ------------------------------------------------
   Name and                --------------------------------------------------    Restricted      Securities
   Principal                Fiscal                              Other Annual       Stock         Underlying        All Other
   Position                  Year   Salary($)     Bonus($)    Compensation($)   Awards($)(1)    Options/SARs(#)  Compensation($)
   --------                -------  ---------     --------    ---------------   ------------    ---------------  ---------------
   James W. Krause          2000     375,000       112,000             --            --(2)           40,000           20,000(3)
     Chairman of            1999     375,000            --             --            --             340,000           20,000
     the Board              1998     368,000       101,500             --          79,688           250,000           20,000
     and Chief
     Executive Officer

   Michael J. Boden         2000     222,000        64,000             --            --(4)           12,000               --
     Executive Vice         1999     200,000            --             --            --              12,000               --
     President,             1998     193,000        38,000             --          26,563            15,000               --
     Retail Operations

   Eduardo A. Egusquiza     2000     188,000        58,000             --           --(7)            12,000               --
     Senior Vice            1999     170,000            --        153,000(6)        --               12,000               --
     President,             1998(5)  139,000        36,000             --          26,563            50,000               --
     Information
     Technology

   Charles M. Johnson       2000     218,000        67,000             --            --(7)            12,000               --
     Senior Vice            1999     204,000            --             --            --               12,000               --
     President,             1998     197,000        39,000         37,000(8)       26,563             15,000               --
     Manufacturing and
     Distribution

   Peter T. Socha           2000     208,000         62,000            --            --               40,000               --
     Senior Vice            1999(9)   36,000            --             --            --              100,000               --
     President, Strategic
            Planning

(1) Restricted Stock Awards vest and restrictions lapse after five-year performance period to the extent and depending upon achievement by the
     Company of return on asset goals relative to a comparison group of companies. For awards made in 1998, restricted shares, to the extent not vested after five years, vest after ten years of employment. Vesting is accelerated automatically upon a change of control (as defined). Dividends (if any are declared) will not be paid on restricted stock.
(2) As of December 30, 2000, Mr. Krause had restricted stock holdings representing 30,000 shares of Common Stock with a value of $936.
(3) The Company has executed a "split dollar" insurance agreement with Mr. Krause. The annual premium (payable by the Company) is $20,000. The term life portion of this premium is $2,500; the non-term life portion is $17,500.
(4) As of December 30, 2000, Mr. Boden had restricted stock holdings representing 10,000 shares of Common Stock with a value of $312.
(5)  Mr. Egusquiza joined the Company in March 1998.
(6) $82,000 represents reimbursement of relocation expenses; $71,000 represents tax reimbursement payments on the foregoing.
(7) As of December 30, 2000, this executive had restricted stock holdings representing 5,000 shares of Common Stock with a value of $156.
(8) $34,000 represents reimbursement of relocation expenses; $3,000 represents tax reimbursement payments.
(9)  Mr. Socha joined the Company in October 1999.


                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information on option grants to the named executive officers by the Company in 2000. The table also shows the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.

                                                                                Potential Realizable
                                                                                  Value at Assumed
                            No. of      % of Total                              Annual Rates of Stock
                          Securities   Options/SARs                              Price Appreciation
                          Underlying    Granted to                             for Option Terms($)(2)
                         Option/SARs   Employees in   Exercise or   Expiration -----------------------
                           Granted    Fiscal Year(1) Base Price($)     Date        5%          10%
                        ------------  -------------- ------------------------- ----------- -----------

  James W. Krause           40,000(3)       9.3          2.00         2/24/10    130,312      207,499
  Michael J. Boden          12,000(3)       2.8          2.00         2/24/10     39,093       62,250
  Eduardo A. Egusquiza      12,000(3)       2.8          2.00         2/24/10     39,093       62,250
  Charles M. Johnson        12,000(3)       2.8          2.00         2/24/10     39,093       62,250
  Peter T. Socha            40,000(3)       9.3          2.00         2/24/10    130,312      207,499

(1)  The  Company  granted options covering 431,200 shares to employees in 2000.
(2) These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises and holdings of Common Stock are dependent on the future performance of Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved. Under the plan of reorganization filed by the Company, all existing Common Stock and other equity interests will be cancelled.
(3) Grants under the Company's Restated Stock Option and Incentive Award Plan. Options vest 50% on second anniversary of grant date and 25% on each of the third and fourth anniversary of grant date, subject to continued employment. Expiration date is 10th anniversary of grant date.

                          FISCAL YEAR END OPTION VALUES

     The following table provides information, as of December 30, 2000, regarding the number and value of options held by the named executive officers.


                           No. of Securities Underlying         Value of Unexercised
                              Unexercised Options at            In-the-Money Options
                                 Fiscal Year End               At Fiscal Year End($)
                          -------------------------------   ----------------------------
                           Exercisable    Unexercisable(1)  Exercisable    Unexercisable

  James W. Krause            362,500          367,500            0              0
  Michael J. Boden            33,750           35,250            0              0
  Eduardo A. Egusquiza        25,000           49,000            0              0
  Charles M. Johnson          56,250           42,750            0              0
  Peter T. Socha             100,000           40,000            0              0

--------------------

(1) Shares represented were not exercisable as of December 30, 2000, and future exercisability is subject to the executive's remaining employed by the Company for up to four years from grant date of options. No options were exercised by the named executive officers in fiscal 2000.

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

     Under the plan of reorganization filed by the Company, all these agreements will be rejected by the Company, or amended to the satisfaction of the Company and the Official Committee of Unsecured Creditors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        COMMON STOCK OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The Company is not aware of any person who, on March 1, 2001, was the beneficial owner of five percent (5%) or more of outstanding shares of Common Stock, except as set forth below.

                                            Amount and Nature of     Percent
                                            Beneficial Ownership    of Class
                                            --------------------    --------

               Campbell B. Lanier, III           4,363,062(a)(b)      20.7
               Rayna Casey                       1,808,152(c)          8.5
----------

(a) Includes shares owned by the following individuals and entities, who may be deemed a "group" within the meaning of the beneficial ownership provisions of the federal securities laws: Mr. Lanier (838,832 shares); Mr. Lanier's wife (750 shares); Campbell B. Lanier, IV (25,550 shares); ITC Service Company (3,356,648 shares); William H. Scott, III (82,782 shares); Martha
     J. Scott (28,000 shares, inclusive of 10,000 shares owned by the Scott Trust, of which Ms. Scott is the sole trustee); William H. Scott, III Irrevocable Trust F/B/O Martha Scott (the "Scott Trust") (10,000 shares); Bryan W. Adams (8,000 shares).

(b) Includes 24,375 shares which Mr. Lanier has the right to acquire under the Company's Non-Employee Director Stock Option Plan.

(c) Includes 159,948 shares owned by a trust of which Ms. Casey is the trustee and her daughter the beneficiary. Ms. Casey's address is 712 West Paces Ferry Road, Atlanta, Georgia.

     The following table sets forth information, as of March 1, 2001, concerning beneficial ownership by all directors, by each of the executive officers named in the Summary Compensation Table above, and by all directors and executive officers as a group.


                                                                      Percent of
                                                    Beneficially       Number of
             Name and Address                          Owned             Shares
          of Beneficial Owner(1)                    Common Stock      Outstanding
          ----------------------                    ------------      -----------
    Campbell B. Lanier, III.................        4,363,062(2)(3)      20.7
    James W. Krause.........................          797,193(4)          3.7
    J. Smith Lanier, II.....................          304,110(3)(5)       1.4
    Ronald J. Green.........................          113,375(3)(6)        *
    Peter T. Socha..........................          100,000(7)           *
    James E. Kanaley........................            5,625              *
    Michael J. Boden........................           60,327(8)           *
    Charles M. Johnson......................           75,600(9)           *
    Eduardo A. Egusquiza....................           48,500(10)          *
    All directors and executive officers as a
    group (sixteen persons).................        6,137,982            27.6
--------------------

*    Represents less than one percent of the outstanding Common Stock.
(1)  Unless  otherwise  indicated below, the address of the persons named is 296
     Grayson Highway, Lawrenceville, GA 30045.
(2)  See footnote (a) in table above.
(3) Includes 24,375 shares which this individual has the right to acquire under the Company's Non-Employee Director Stock Option Plan. Messrs. Campbell B.
     Lanier, III and J. Smith Lanier, II resigned from the Board of Directors in
     March 2001.
(4) Includes 532,500 shares which Mr. Krause has the right to acquire under the Company's Restated Stock Option and Incentive Award Plan (the "Plan"). Also includes 30,000 shares of restricted stock awarded under the Plan.
(5) Includes 1,800 shares owned by Mr. Lanier's wife, as to which he disclaims beneficial ownership.
(6) Includes 9,000 shares owned by Mr. Green's children, as to which he disclaims beneficial ownership.
(7) Represents 100,000 shares which Mr. Socha has the right to acquire under the Plan.
(8) Includes 47,250 shares which Mr. Boden has the right to acquire under the Plan. Also includes 10,000 shares of restricted stock awarded under the Plan.
(9) Includes 62,250 shares which Mr. Johnson has the right to acquire under the Plan and 5,000 shares of restricted stock awarded under the Plan.
(10) Includes 43,500 shares which Mr. Egusquiza has the right to acquire under the Plan and 5,000 shares of restricted stock awarded under the Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid insurance premiums of approximately $443,000 in 2000 for insurance policies purchased through an agency in which J. Smith Lanier, II, a director of the Company, has a substantial ownership interest. The Audit Committee (which has ratified the purchase of insurance by the Company from this insurance agency) and management of the Company believe that these premiums are comparable to those which could have been obtained from unaffiliated companies.

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

10.7++ -- Executive   Relocation   Policy,  incorporated  by  reference  to  the
          Company's Form 10-Q for the quarterly period ended March 30, 1996.

10.8++ -- Restated Stock Option and Incentive A ward Plan, incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 29, 1996.

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

10.15 -- Amended and Restated Credit Agreement dated as of November 12, 1999 by and between the Company and Foothill Capital Corporation, incorporated by reference to the Company's Form 10-K for the fiscal year ended January 1, 2000.

10.16 -- Agreement dated as of September 9, 1999, by and among the Company, ITC Service Company, and Campbell B. Lanier, III, incorporated by reference to the Company's Form 10-K for the fiscal year ended January 1, 2000.

10.17 -- Senior Secured, Super-Priority Debtor in Possession Loan and Security Agreement dated as of April 6, 2000 by and between the Company and Foothill Capital Corporation, incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 1, 2000.

21     -- Subsidiaries  of  the Registrant, incorporated  by  reference  to  the
          Company's Form 10-K for the fiscal year ended January 1, 2000.

23**   -- Consent by Arthur Andersen LLP.

** Filed with this Form 10-K.

++ Management contract or compensatory plan or arrangement in which a director or named executive officer participates.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                    VISTA EYECARE, INC. AND SUBSIDIARIES
                             DEBTORS-IN-POSSESSION

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
          AS OF DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
                         TOGETHER WITH AUDITORS' REPORT


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

                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets as of December 30, 2000 and
  January 1, 2000                                                          F-3

Consolidated Statements of Operations for the
  Years Ended December 30, 2000, January 1, 2000 and
  January 2, 1999                                                          F-5

Consolidated Statements of Shareholders' (Deficit)/Equity
  for the Years Ended December 30, 2000, January 1, 2000
  and January 2, 1999                                                      F-6

Consolidated  Statements  of Cash  Flows for the
  Years  Ended December 30, 2000, January 1, 2000 and
  January 2, 1999                                                          F-7

Notes to Consolidated Financial Statements                                 F-8

Schedule II, Valuation and Qualifying Accounts                             F-37

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the notes to consolidated financial statements and, therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vista Eyecare, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of VISTA EYECARE, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 30, 2000 and January 1, 2000 and the related consolidated statements of operations, shareholders' (deficit)/equity, and cash flows for each of the three years in the period ended December 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Eyecare, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company filed voluntary petitions with the United States Bankruptcy Court for reorganization under Chapter 11. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     As explained in Note 2 to the financial statements, effective January 2, 2000 the Company changed its method of accounting for revenues and related costs of retail sales upon adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 30, 2001

                                     VISTA EYECARE, INC. AND SUBSIDIARIES
                                            (DEBTORS-IN-POSSESSION)
                                          CONSOLIDATED BALANCE SHEETS
                                      December 30, 2000 and January 1, 2000
                                    (In thousands except share information)

                                                                                        2000           1999
                                                                                    -----------    -----------
                                                    ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                           $  8,066     $   2,886
   Accounts receivable (net of allowance: 2000 - $5,744; 1999 - $4,403)                  10,119        10,416
   Inventories                                                                           31,478        34,373
   Other current assets                                                                   1,590         2,761
                                                                                       ----------   ----------
      Total current assets                                                               51,253        50,436
                                                                                       ----------   ----------
 PROPERTY AND EQUIPMENT:
   Equipment                                                                             47,187        57,750
   Furniture and fixtures                                                                23,272        26,600
   Leasehold improvements                                                                18,664        28,458
   Construction in progress                                                                 540         3,427
                                                                                       ----------   ----------
                                                                                         89,663       116,235
   Less accumulated depreciation                                                        (60,092)      (62,329)
                                                                                       ----------   ----------
   Net property and equipment                                                            29,571        53,906

 OTHER ASSETS AND DEFERRED COSTS
   (net of accumulated amortization:  2000 - $2,142; 1999 - $1,500)                       7,766         9,315
 DEFERRED INCOME TAX ASSET                                                                  385           385
 GOODWILL AND OTHER INTANGIBLE ASSETS
   (net of accumulated amortization: 2000 - $2,691; 1999 - $6,994)                        1,913       106,177
                                                                                       ----------   ----------
                                                                                       $ 90,888     $ 220,219
                                                                                       ==========   ==========

                                                                                          2000        1999
                                                                                      ----------   ----------
LIABILITIES AND SHAREHOLDERS' (DEFICIT)/EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:

 CURRENT LIABILITIES:
   Accounts payable                                                                    $    783    $  17,288
   Accrued expenses and other current liabilities                                        19,693       24,472
   Current portion of other long-term debt and capital lease obligations                     --        1,098
   Revolving credit facility and term loan                                               12,911       19,292
                                                                                       ---------   ---------
      Total current liabilities                                                          33,387       62,150
                                                                                       ---------   ---------
 SENIOR NOTES (net of discount: 1999 - $1,253)                                               --      123,747

 OTHER LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                          --        6,865

LIABILITIES SUBJECT TO COMPROMISE (See Note 4)                                          170,824           --

 COMMITMENTS AND CONTINGENCIES (See Note 13)                                                 --           --

 REDEEMABLE COMMON STOCK                                                                     --          900

 SHAREHOLDERS' (DEFICIT)/EQUITY:
    Preferred deficit stock, $1 par value; 5,000,000 shares authorized, none issued          --          --
    Common stock, $0.01 par value, 100,000,000 shares authorized, 21,169,103 and 21,179,103 shares issued and outstanding as of December 30, 2000 and
      January 1, 2000, respectively                                                          211         211
    Additional paid-in capital                                                            47,387      47,387
    Retained deficit                                                                    (156,848)    (16,968)
    Accumulated other comprehensive income                                                (4,073)     (4,073)
                                                                                       ---------   ---------
         Total shareholders' (deficit)/equity                                           (113,323)     26,557
                                                                                       ---------   ---------
                                                                                       $  90,888   $ 220,219
                                                                                       =========   =========


     The accompanying notes are an integral part of these consolidated financial statements.

                                      VISTA EYECARE, INC. AND SUBSIDIARIES
                                             (DEBTORS-IN-POSSESSION)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the years ended December 30, 2000, January 1, 2000 and January 2, 1999
                                   (In thousands except per share information)

                                                                            2000          1999          1998
                                                                        ----------     ----------    ----------
 NET SALES                                                               $ 307,694     $  329,055     $ 245,331
 COST OF GOODS SOLD                                                        143,458        147,768       112,959
                                                                         ----------    ----------     ---------
 GROSS PROFIT                                                              164,236        181,287       132,402
 SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE                              166,364        177,162       121,413
 IMPAIRMENT OF LONG-LIVED ASSETS                                             2,684          1,952             -
 RESTRUCTURING EXPENSE                                                       1,601              -             -
                                                                         ---------     ----------     ---------

 OPERATING INCOME/(LOSS)                                                    (6,413)         2,173        10,989
 INTEREST EXPENSE                                                            7,723         19,329         5,538
                                                                         ----------    ----------     ---------
 INCOME/(LOSS) BEFORE REORGANIZATION ITEMS AND TAXES                       (14,136)       (17,156)        5,451
 REORGANIZATION ITEMS (SEE NOTE 5)                                         121,539             -              -
                                                                         ----------    ----------     ---------
 EARNINGS/(LOSS) BEFORE TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT   (135,675)       (17,156)        5,451
 INCOME TAX EXPENSE                                                             -              -          2,037
                                                                         ----------    ----------     ---------

 NET EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT      (135,675)       (17,156)        3,414
 EXTRAORDINARY LOSS, NET (SEE NOTE 11)                                        (827)          (406)            -
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET (SEE NOTE 2)      (3,378)            -              -
                                                                         ---------     ----------     ---------
 NET INCOME/(LOSS)                                                       $(139,880)    $  (17,562)    $   3,414
                                                                         =========     ==========     ==========

 BASIC EARNINGS/(LOSS) PER SHARE:
  EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT            (6.41)         (0.81)         0.16
  LOSS FROM EXTRAORDINARY ITEM                                               (0.04)         (0.02)            -
  LOSS FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE              (0.16)             -             -
                                                                         ---------      ---------     ---------
  NET EARNINGS/(LOSS)PER BASIC SHARE                                     $   (6.61)     $   (0.83)    $    0.16
                                                                         =========      =========     =========

 DILUTED EARNINGS/(LOSS) PER SHARE:
  EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT           (6.41)         (0.81)          0.16
  LOSS FROM EXTRAORDINARY ITEM                                              (0.04)         (0.02)             -
  LOSS FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             (0.16)             -              -
                                                                         ----------    ----------     ---------
  NET EARNINGS/(LOSS)PER DILUTED SHARE                                   $  (6.61)     $   (0.83)     $    0.16
                                                                         ==========    ==========     ==========

     Pro forma amounts as if the new revenue recognition policy was applied retroactively (See Note 2):

                                                                                           1999          1998
                                                                                        ----------     ---------

  NET EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM                                         $ (17,239)    $   3,352
  NET EARNINGS/(LOSS)                                                                   $ (17,645)    $   3,352

  NET EARNINGS/(LOSS) PER SHARE-BASIC AND DILUTED:
     NET EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM                                      $   (0.82)    $    0.16
     NET EARNINGS/(LOSS)                                                                $   (0.84)    $    0.16


     The accompanying notes are an integral part of these consolidated financial statements.


                                      VISTA EYECARE, INC. AND SUBSIDIARIES
                                             (DEBTORS-IN-POSSESSION)
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)/EQUITY
                    For the years ended December 30, 2000, January 1, 2000 and January 2, 1999
                                     (In thousands except share information)

                                                                                              Accumulated
                                         Common Stock           Additional  Retained              Other
                                     ----------------------      Paid-In    Earnings          Comprehensive
                                     Shares          Amount      Capital    (Deficit)        Income       Total
                                     ------          ------     ----------  ----------    -----------  ----------
 BALANCE, January 3, 1998           20,819,955          207      42,284        (2,820)       (4,073)      35,598
 Awards of restricted stock             52,000            1         121                                      122
 Exercise of stock options             294,657            3       1,482                                    1,485
 Tax settlement (See Note 14)                                     3,308                                    3,308
 Net income                                                                     3,414                      3,414
                                    ----------        -----    --------     ---------     ---------     --------
 BALANCE, January 2, 1999           21,166,612          211      47,195           594        (4,073)      43,927
 Restricted stock                                                   136                                      136
 Exercise of stock options              12,491                       56                                       56
 Net loss                                                                     (17,562)                   (17,562)
                                    ----------        -----    --------     ---------     ---------     --------
 BALANCE, January 1, 2000           21,179,103          211      47,387       (16,968)       (4,073)      26,557
 Cancellation of Shares                (10,000)
 Net Loss                                                                    (139,880)                  (139,880)
                                    ----------        -----    --------     ---------    ----------    ---------
 BALANCE, December 30, 2000         21,169,103        $ 211    $ 47,387     $(156,848)    $  (4,073)   $(113,323)
                                    ==========        =====    ========     =========    ==========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                                   VISTA EYECARE, INC. AND SUBSIDIARIES
                                         (DEBTORS-IN-POSSESSION)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Years Ended December 30, 2000, January 1, 2000, and
                                      January 2, 1999 (In thousands)

                                                                    2000            1999            1998
                                                                    ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                $(139,880)      $(17,562)       $  3,414
Adjustments to reconcile net income/(loss) to                     --------        -------         -------
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                  17,526         18,602          14,177
     Provision for deferred income tax expense                          --             --           1,173
     Impairment of long-lived assets                                 2,684          1,952              --
     Restructuring expense                                           1,601             --              --
     Reorganization items                                          121,539             --              --
     Extraordinary loss                                                827            406              --
     Cumulative effect of a change in accounting principle           3,378             --              --
     Other                                                           1,181           (459)            936
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
        Receivables                                                 (1,480)          (281)         (1,504)
        Inventories                                                  5,026         (2,703)          1,304
        Other current assets                                         1,171            138          (1,630)
        Accounts payable                                             9,351         (1,733)           (410)
        Accrued expenses                                            (4,335)        (2,069)         (7,691)
                                                                  ---------      ---------       ---------
            Total adjustments                                    $ 158,469      $  13,853       $   6,355
                                                                  ---------      ---------       ---------
            Net cash (used in) provided by operating activities     18,589         (3,709)          9,769
                                                                  ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                  (5,379)       (12,704)         (9,183)
Acquisitions, net of cash acquired                                      --             --         (97,357)
Proceeds from sale of property and equipment                            --            955              --
                                                                  ---------      ---------       ---------
            Net cash used in investing activities                   (5,379)       (11,749)       (106,540)
                                                                  ---------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of senior notes, net of discount                     --             --         123,580
Advances on revolving credit facility                              305,751         79,238          52,500
Repayments on revolving credit facility                           (312,132)       (65,946)        (66,000)
Principal payment on notes payable and capital leases                 (934)        (1,265)           (436)
Proceeds from exercise of stock options                                 --             56           1,485
Deferred financing costs                                              (715)          (811)         (9,845)
                                                                  ---------      ---------       ---------
            Net cash provided by (used in) financing activities     (8,030)        11,272         101,284
                                                                  ---------      ---------       ---------
NET INCREASE/(DECREASE) IN CASH                                      5,180         (4,186)          4,513
CASH, beginning of year                                              2,886          7,072           2,559
                                                                  ---------      ---------       ---------
CASH, end of year                                                $   8,066       $  2,886        $  7,072
                                                                  =========      =========       =========

     The accompanying notes are an integral part of these consolidated financial statements.

                      VISTA EYECARE, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND OPERATIONS

     Vista Eyecare, Inc. (the "Company") is engaged in the retail sale of optical goods and services. The Company is largely dependent on Wal-Mart Stores, Inc. ("Wal-Mart") for continued operation of vision centers which generate a significant portion of the Company's revenues (See Note 7). In October 1997, the Company acquired the capital stock of Midwest Vision, Inc., a retail optical company with 51 locations in Minnesota and three adjoining states. In July 1998, the Company acquired the capital stock of Frame-n-Lens Optical, Inc., which operated approximately 280 vision centers, mainly in the western United States. In October 1998, the Company acquired the capital stock of New West Eyeworks, Inc. which operated approximately 175 vision centers in 13 states (See Note 8).

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December
31. Pursuant to such calendar, financial information for 1998 is presented for the 52-week period ended January 2. Due to various statutory and other considerations, international operations do not operate on this 52/53 week calendar. To allow for more timely consolidation and reporting, international operations are reported using a fiscal year ending November 30.

     Certain amounts in the financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received. In response to SAB 101, the Company is required to recognize revenue upon delivery of the product. The amount of cash received at the time the customer's order is placed is recorded as a deposit liability and is presented within accrued liabilities. The effect of this change in accounting principle was applied cumulatively as of the beginning of 2000 and totaled $3.4 million.

Cash and Cash Equivalents

     The Company considers cash on hand and short-term cash investments to be cash and cash equivalents. The Company's policy is to maintain uninvested cash at minimal levels. Cash includes cash equivalents which represent highly liquid investments with a maturity of one month or less. The Company restricts investment of temporary cash investments to financial institutions with high credit standings.

Inventories

     Inventories are valued at the lower of weighted average cost or market. Market represents the net realizable value.

Property and Equipment

     Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the assets' estimated useful lives or terms of the related leases, whichever is shorter. Accelerated depreciation methods are used for income tax reporting purposes. For financial reporting purposes, the useful lives used for computation of depreciation range from five to ten years for equipment, from three to nine years for furniture and fixtures, from three to six years for hardware and software related to information systems processing, and from five to nine years which approximate the remaining lease term for leasehold improvements. At the time property and equipment are retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income. Periodically, the Company evaluates the net book value of property and equipment for impairment. This evaluation is performed for retail locations and compares management's best estimate of future cash flows with the net book value of the property and equipment. (See Note 4 for a discussion of impaired property and equipment.) Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized.

Balance Sheet Financial Instruments:  Fair Values

     The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for "Revolving Credit Facility and Term Loan" approximates fair value because the underlying instrument is a variable rate note that reprices frequently.

     Liabilities Subject to Compromise refers to liabilities incurred prior to the commencement of the Chapter 11 Cases (See Note 4). The settlement of these liabilities will be determined in a court-approved plan of reorganization. In March 2001, the Company filed a plan of reorganization which will result in the settlement of these liabilities at less than 100% of face value. No adjustment to these liabilities has been made in the December 30, 2000 financial statements as the proposed plan of reorganization has yet to be approved.

     The Company is party to letters of credit totaling $4.5 million and $2.2 million at December 30, 2000 and January 1, 2000, respectively. In the Company's past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required. Therefore, management is of the opinion that the fair value of these instruments is zero.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the large number of individuals and entities comprising the Company's customer base.

Goodwill and other Intangible Assets

     Goodwill and other intangible assets represent the excess of the cost of net assets acquired in certain contract transactions and business acquisitions over their fair value. Such amounts are amortized over periods ranging from 11 years to 30 years. The Company periodically evaluates the carrying value of goodwill and other intangible assets based on the expected future undiscounted operating cash flows of the related business unit. (See Note 5 for a discussion of goodwill impairments in 2000.)

Income Taxes

     Deferred income taxes are recorded using current enacted tax laws and rates. Deferred income taxes are provided for depreciation, inventory basis differences, and accrued expenses where there is a temporary difference in recording such items for financial reporting and income tax reporting purposes.

Other Deferred Costs

     Other deferred costs include capitalized financing costs which are being amortized on a straight line basis over periods from one to seven years to correspond with the terms of the underlying debt. In addition, certain capitalized assets resulting from contractual obligations are included and are being amortized on a straight line basis over periods of up to five years. Certain deferred financing costs which relate to pre-petition debt are no longer being amortized. When the related pre-petition debt is approved as an allowed claim by the Bankruptcy Court, these deferred costs will adjust the carrying value of the related debt. Any gain or loss will be recognized as a reorganization item at that time.

Advertising and Promotion Expense

     Production costs of future media advertising and related promotion campaigns are deferred until the advertising events occur. All other advertising and promotion costs are expensed over the course of the year in which they are incurred.

Interest Expense, Net

     Interest expense includes interest on debt and capital lease obligations, purchase discounts on invoice payments, the amortization of finance fees, and the amortization of the discount on the senior notes. The Company has stopped accruing interest on unsecured debt until the Company emerges from Chapter 11, or it becomes probable that the Company will pay these amounts as part of a reorganization plan.

Foreign Currency Translation

     The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"). Translation adjustments, which result from the process of translating foreign financial statements into U.S. dollars, were not material for the years ended December 30, 2000 or January 1, 2000.

Derivative Instruments and Hedging Activities

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". The Company's adoption of SFAS 133 in 2000 had no impact on the Company's financial statements as the Company did not hold derivative instruments, nor participate in hedging activities during the reporting period.

Other Comprehensive Income

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". The statement addresses the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements, as comprehensive income was equal to net income in 2000, 1999 and 1998.

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

3.   BANKRUPTCY PROCEEDINGS AND GOING CONCERN MATTERS

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

     In March 2001, the Debtors filed a plan of reorganization for the Chapter 11 Cases. We expect the Company will emerge from Chapter 11 in the second quarter of 2001. There can be no assurance that the reorganization plan will be confirmed by the Bankruptcy Court, or that such plan will be consummated. If confirmed and consummated, the proposed plan of reorganization will result in the settlement of unsecured claims at less than 100% of face value. The existing Common Stock will be cancelled, resulting in existing shareholders receiving no value for their interests.

     The proposed plan of reorganization includes the conversion of the Company's pre-petition unsecured claims into new secured notes and common stock. The secured notes will have a face value of $120 million and will pay interest of 12% twice a year at the end of March and September. The notes have an eight year duration with principal repayments based on excess cash balances available at each interest payment date.

     As a result of the Chapter 11 filings, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to April 5,2000 (See Note
10). We may assume or reject certain contracts which were signed before the date the Debtors filed the Bankruptcy petition. Rejected contracts will generate unsecured claims in the Chapter 11 Cases. To assume contracts, we will have to cure any outstanding defaults. We believe that, as part of our reorganization plan, the Company will be able to assume the contracts it desires to continue.

     Because of our operating  losses and the changes we recorded in 2000,  (See
Note 5), we do not meet certain requirements contained in some of our contracts. We anticipate that, as part of our reorganization plan, we will meet these requirements upon emergence from Chapter 11.

Going Concern Matters

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and negative cash flows from operations, and the Chapter 11 Cases, raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, management has submitted a plan of reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to comply with the debtor-in-possession financing agreements ("DIP" Facility), (ii) the Company's ability to obtain financing upon expiration of the DIP Facility, (iii) confirmation of a plan of reorganization under the Bankruptcy
Code, (iv) the Company's ability to achieve profitable operations after such confirmation, and (v) the Company's ability to generate sufficient cash from operations to meet its obligations.

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

     A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases, except as discussed in Note 5.

4. ACCOUNTING DURING REORGANIZATION PROCEEDINGS

     Entering the reorganization proceedings does not affect or change the application of generally accepted accounting principles followed by the Company in the preparation of its consolidated financial statements. During the pendency of the Chapter 11 Cases, our consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The Company's consolidated balance sheets segregate Liabilities Subject to Compromise from liabilities not subject to compromise. In addition, we have stopped accruing for interest on unsecured debt until the Company emerges from protection under Chapter 11 of the Bankruptcy Code, or it becomes probable that we will pay these amounts as part of a plan of reorganization.

Liabilities Subject to Compromise

     Liabilities Subject to Compromise refers to liabilities incurred prior to the commencement of the Chapter 11 Cases, including those considered by the Bankruptcy Court to be pre-petition claims, such as claims arising out of a rejection of a lease for real property. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, accrued restructuring costs and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

     The principal categories of claims classified as Liabilities Subject to Compromise in the Chapter 11 Cases are identified below: (amounts in thousands)


                                                              December 30, 2000
                                                              -----------------
       Accounts payable                                             $ 25,856
       Accrued expenses                                                2,717
       Provision for rejected contracts                                3,142
       Senior notes, net of discount including $7,480
         accrued interest                                            131,266
       Other long-term debt and capital lease obligations              7,843
                                                                    --------
                                                                    $170,824
                                                                    ========


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

5. REORGANIZATION ITEMS, RESTRUCTURING EXPENSES AND IMPAIRMENT OF LONG-LIVED ASSETS.

General

     In the last quarter of 1999 and in fiscal 2000, we have recorded charges relating to store closings, to impairment of long-lived assets and to expenses incurred in the Chapter 11 Cases. Generally accepted accounting principles require different presentations depending on whether we incurred the cost before or after the filing of the Chapter 11 Cases.

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

     In connection with stores closed after the filing of the Chapter 11 Cases, we have recorded charges for impairment of fixed assets and for restructuring expenses. All expenses of this nature incurred after the first quarter of 2000 have been presented as reorganization items, below operating income.

Summary of Restructuring Charges

     The table below summarizes charges for impairment of fixed assets and restructuring expenses incurred in the fourth quarter 1999 and the first quarter 2000. These charges were incurred before the Company began the Chapter 11 Cases:
(amounts in thousands)

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
                                               ======                 ======

     Impairment and restructuring charges incurred after the first quarter of 2000 are considered reorganization items and are presented below operating income.

Summary of Reorganization Items

     Results for fiscal 2000 include charges which were incurred after the Company filed the Chapter 11 Cases. Expenses related to the reorganization process and the Chapter 11 Cases are considered reorganization items. The table below summarizes these charges: (amounts in thousands)

                                                           2000
                                                      -------------
       Impairment of goodwill                            $ 100,805
       Impairment of fixed assets                           12,000
       Provision for rejected leases                         1,920
       Other store closing costs                               670
       Professional fees                                     3,421
       Retention bonuses                                     2,173
       Interest income on accumulated cash                    (144)
       Other reorganization costs                              694
                                                         ---------
                                                         $ 121,539
                                                         =========

     The following represents activity in the restructuring and reorganization provisions during 2000: (amounts in thousands)

                                                                  Accrued at
                            Charged to expense      Paid      December 30, 2000
                            ------------------      ----      -----------------

Restructuring and
  reorganization items            $8,505           $3,778          $4,727

Impairment of Long-Lived Assets

     Due to continuing negative cash flows, coupled with the possible sale or disposition of certain Company assets, we recorded a noncash charge of $100.8 million for the impairment of goodwill associated with the acquisition of Frame-n-Lens Optical, Inc., New West Eyeworks, Inc. and Midwest Vision, Inc. ("Acquired Entities"). In addition, we recorded a noncash charge of $10.6 million to reflect the impairment of fixed assets associated with the Acquired Entities.

     The Company terminated ten leases governing all of the Company's units located in Meijer Thrifty Acre locations. The Company recorded a noncash pre-tax charge of $987,000 in 2000 related to the impairment of leasehold improvements and furniture and fixtures in the Meijer locations.

     In the second quarter of 2000, the Company reached an agreement with Wal-Mart Stores, Inc. to terminate its 72 leases governing all of the Company's units located in Sam's Club locations. Pursuant to this agreement, the Company turned over all such locations to Wal-Mart Stores by September 1, 2000. The
Company received no proceeds from Wal-Mart for the early termination, and Wal-Mart will waive all claims for rent under the leases for the balance of the original lease term. The Company recorded a noncash pre-tax charge of $367,000 related to the impairment of leasehold improvements and furniture and fixtures in the Sam's Club locations.

     A summary of the impairment charges recorded since filing the Chapter 11 Cases follows: (amounts in thousands)

                      Impairment of goodwill:
                             Frame-n-Lens                 $ 38,318
                             New West Eyeworks              60,610
                             Midwest Vision                  1,877
                                                          --------
                    Total goodwill impairment             $100,805
                                                          ========

                    Impairment of fixed assets:
                             Frame-n-Lens                 $  4,792
                             New West Eyeworks               5,186
                             Midwest Vision                    668
                             Meijer Thrifty Acre               987
                             Sam's Club                        367
                                                          --------
                     Total fixed asset impairment         $ 12,000
                                                          ========

     We periodically evaluate the carrying value of long-lived assets based on the expected future undiscounted operating cash flows of the related business unit. As part of the reorganization process, we may decide to sell or otherwise dispose of assets for amounts other than those reflected in the Consolidated Financial Statements, which may result in further impairment of long-lived assets.

     In addition to the impairment of goodwill and fixed assets, the Company recorded adjustments to inventory of $1.1 million and to accounts receivable of $0.5 million to adjust the carrying value to net realizable value. These charges were included in cost of goods sold and SG&A expense, as appropriate.

6. SUBSEQUENT EVENTS

     In March 2001, the Company filed a plan of reorganization with the Bankruptcy Court. Major provisions of the plan are as follows:

o Unsecured creditors will receive 12% secured notes with a face value of $120 million and equity in the Reorganized Company. This proposed settlement is less than 100% of the face value of this debt.
o The existing Common Stock will be cancelled and current shareholders will not receive a distribution for their interests.
o The freestanding operations will be disposed of either by sale or abandonment, prior to emergence from Bankruptcy.

     In February 2001, the Company signed a purchase agreement to sell the assets of its freestanding locations and the Fullerton, California laboratory for $8.5 million. The sale is expected to close in April 2001.

     Freestanding operations include the remaining 226 freestanding locations acquired from Midwest Vision, Inc. ("Midwest"), Frame-n-Lens Optical, Inc. ("Frame-n-Lens"), and New West Eyeworks, Inc. ("New West") and the Fullerton, California laboratory and administrative facility. The assets to be disposed of consist primarily of inventory, fixed assets and a California HMO license. The principal liability of this division is rent obligations that will either be assumed by the purchaser or rejected through the Company's Chapter 11 proceedings.

     Pro forma unaudited financial results of operations are presented below, as if the freestanding operations were disposed of at the beginning of the periods presented. The pro forma results presented include certain adjustments and estimates by management. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company without the freestanding operations.

                                             2000        1999       1998
                                           --------    --------   --------
   Net sales                               $246,915    $247,875   $209,220
   Gross profit                            $133,481    $134,057   $112,509
   Operating income                        $ 13,493    $ 12,230   $ 11,424
   EBITDA prior to significant provisions  $ 25,833    $ 26,021   $ 23,751

     EDITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA prior to significant provisions is calculated as EBITDA prior to Restructuring Expense, Reorganization Items, Extraordinary Items, Cumulative Effect and the 1999 provisions for receivables of $1.3 million.


7.   WAL-MART MASTER LICENSE AGREEMENT AND OTHER AGREEMENTS

     Wal-Mart Agreement
     ------------------

     In 1994, the Company and Wal-Mart replaced their original agreement with a new master license agreement (the "Wal-Mart Agreement"), which increased minimum and percentage license fees payable by the Company and also granted the Company the opportunity to operate up to 400 vision centers in existing and future Wal-Mart stores (395 vision centers were in operation under the Wal-Mart Agreement at fiscal year end 2000). In January 1995, the Company made a lump sum payment in exchange for such opportunity. The payment is being amortized over the initial term of the vision centers opened subsequent to January 1, 1995. Each vision center covered by the Wal-Mart Agreement has a separate license. Pursuant to the Wal-Mart Agreement, the term of each such license is nine years with a renewable option for one additional three-year term. Percentage license fees remain the same over the nine-year base term and three- year option term, whereas minimum license fees increase during the three-year option term.

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

     Mexico Agreement
     ----------------

     In 1994, the Company opened 8 vision centers in stores owned and operated by Wal-Mart de Mexico, S.A. de C.V. ("Wal-Mart de Mexico"). In 1995, the Company completed the negotiation of a master license agreement governing these vision centers. Pursuant to this agreement, each vision center has an individual base term of five years from the date of opening, followed by two options (each for two years), and one option for one year. Each party has the right to terminate a location which fails to meet specified sales levels. The agreement provides for annual fees based on a minimum and percentage of sales. The agreement also gives the Company a right of first refusal to open vision centers in all stores in Mexico owned by Wal-Mart de Mexico. As of December 30, 2000, the Company operated 27 vision centers in Wal-Mart de Mexico stores.

     Fred Meyer
     ----------

     The Company operates 56 leased vision centers in stores owned by Fred Meyer pursuant to a master license agreement. The agreement provides for minimum and percentage rent and other customary terms and conditions. The term of the agreement is for five years (expiring December 31, 2003), with a five-year option.

8.   ACQUISITIONS

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

     The Company has deposited installment payments of the deferred purchase obligation into a separate company bank account. As of December 30, 2000, the Company had deposited a total of $914,000 which is included in the Company's cash balance. The Company has the right to withhold payment of the deferred purchase obligation based upon the identification of any undisclosed liabilities. The Company is currently defending a class-action lawsuit which was filed against Frame-n-Lens and which was not disclosed to the Company at the time of acquisition. Although management cannot predict the outcome of this litigation, we believe that the amount accrued for the deferred purchase obligation will be sufficient to cover any costs incurred related to this lawsuit.

     The excess of cost over fair value of assets acquired was $41 million, and was being amortized over 30 years using the straight-line method. In the third quarter of 2000, the Company determined that the goodwill associated with the Frame-n-Lens acquisition was impaired, resulting in a charge of $38.3 million in 2000. Frame-n-Lens' financial position and results of operations are included with those of the Company for the periods subsequent to the date of the acquisition. In November 2000, the Company decided to dispose of the remaining locations acquired from Frame-n-Lens. (See Note 6.)

     On October 23, 1998, the Company acquired all the outstanding capital stock of New West Eyeworks, Inc. ("New West") in a transaction accounted for as a purchase business combination. Prior to the acquisition, New West operated approximately 175 retail optical centers in 13 states. The aggregate purchase price was $79 million, including the assumption of certain indebtedness and acquisition-related expenses which were paid with a portion of the proceeds of the Company's 12 3/4% Senior Notes due 2005 (the "Notes") (See Note 10 to Consolidated Financial Statements). In September 1999, the Company sold the Tempe manufacturing facility acquired from New West Eyeworks for approximately $1 million.

     The excess of cost over fair value of the assets acquired was $64 million and was being amortized over 30 years using the straight-line method. In the third quarter of 2000, the Company determined that the goodwill associated with the New West acquisition was impaired, resulting in a charge of $60.6 million in 2000. New West's financial position and results of operations are included with those of the Company in the period subsequent to the date of the acquisition. In November 2000, the Company decided to dispose of the freestanding locations acquired from New West. (See Note 6.)

     The following summary prepared on an unaudited basis presents the results of operations of the Company combined with Frame-n-Lens and New West as if the acquisitions had occurred at the beginning of 1998, after the impact of certain adjustments. These adjustments include 1) the cost savings related to the consolidation of duplicative manufacturing and administrative support facilities, 2) the amortization of goodwill, 3) increased interest expense on the acquisition debt, 4) elimination of interest on debt repaid with proceeds from the Notes, and 5) the related income tax effects: (amounts in thousands, except per share amounts)


                                                               January 2,
                                                                  1999
                                                               (unaudited)
                                                               -----------
 Net sales                                                     $  325,670
 Operating income                                              $   15,831
 Net loss                                                      $   (2,811)
 Loss per share                                                $    (0.13)
--------------------------------------------------------------------------------

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had occurred as of the beginning of the period presented.

     In October 1997, the Company acquired all the outstanding common stock of Midwest Vision, Inc. ("Midwest") in a transaction accounted for as a purchase business combination. Midwest's financial position and results of operations are included with those of the Company in the period subsequent to the date of acquisition. Prior to the acquisition, Midwest operated 51 retail optical centers in Minnesota, Wisconsin, Iowa and North Dakota. The aggregate purchase price was approximately $5 million, including assumed long-term debt of approximately $1 million. The excess of cost over fair value of the assets acquired was $2 million and was being amortized on a straight-line basis over 15 years. In the third quarter of 2000, the Company determined that the goodwill associated with the Midwest acquisition was impaired, resulting in a charge of $1.9 million in 2000.

     The purchase price was paid in cash of $2 million, a note payable of $0.6 million and 110,975 shares of the Company's common stock. In addition, the Company issued a put option to the seller, entitling the seller to put 100,000 of such shares to the Company at $9.00 per share in January 2000. Subsequent to January 1, 2000, the seller exercised the put option. The Company has not paid this obligation. Any claims asserted by the seller will be addressed during the Company's Chapter 11 proceedings. The additional obligation has been reflected in Liabilities Subject to Compromise in the Consolidated Balance Sheets.

9.   INVENTORY

     The Company classifies inventory as finished goods if such inventory is readily available for sale to customers without assembly or value added processing. Finished goods include contact lenses, over the counter sunglasses and accessories. The Company classifies inventory as raw materials if such inventory requires assembly or value added processing. This would include grinding a lens blank, "cutting" the lens in accordance with a prescription from an optometrist, and fitting the lens in a frame. Frames and uncut lens are considered raw materials. A majority of the Company's sales represent custom orders; consequently, the majority of the Company's inventory is classified as raw materials.

     Inventory  balances,  by  classification,  may  be  summarized  as follows:
(amounts in thousands)

                                               2000           1999
                                            ---------      ---------
 Raw materials                              $  22,175      $  24,408
 Finished goods                                 8,153          8,804
 Supplies                                       1,150          1,161
                                            ---------      ---------
                                            $  31,478      $  34,373
                                            =========      =========

10.  LONG-TERM DEBT

     All of the Company's unsecured debt is considered part of Liabilities Subject to Compromise in the Consolidated Balance Sheets (See Note 4) and may be settled at less than face value. All interest accruals and payments on unsecured debt were suspended upon filing the Chapter 11 Cases. No principal or interest payments will be made on unsecured debt until approved by the Bankruptcy Court.

Debtor-in-Possession Financing

     On May 9, 2000, the Bankruptcy Court approved an order permitting the Company to enter into a $25 million debtor-in-possession credit facility with Foothill Capital Corporation (the "DIP Facility"). The DIP Facility (which replaced the Company's prior secured credit facility with Foothill Capital Corporation) consists of a $12.5 million term loan and $12.5 million revolving credit facility. The Company paid professional fees, organization fees and waiver fees of $500,000 to convert the previous Foothill Credit Facility to the DIP Facility. As of December 30, 2000, the Company had borrowed a total of $12.9 million (inclusive of the $12.5 million term loan portion) under the DIP Facility.

     The DIP Facility contains customary terms and conditions. It expires on May 31, 2001. The DIP Facility further provides that:

o The Company must maintain a rolling twelve month EBITDA of no less than $15 million, calculated prior to restructuring charges, reorganization items, extraordinary losses and store impairment reserves.

o The $12.5 million term loan portion of the DIP Facility bears interest at 15% per annum.

o Interest rates on the revolver portion of the DIP Facility are based on either the Wells Fargo Bank, N.A. Base Rate plus 2% or the Adjusted Eurodollar Rate plus 3.25%.

o Availability under the DIP Facility is limited to certain percentages of accounts receivable and inventory, subject to other limitations based on rolling 60-day cash collections.

Although the  Company  is  currently  in  compliance  with the  terms of the DIP
     Facility, a continuation of negative sales and cash flow trends could cause the Company to breach the EBITDA covenant.

     The Company believes that the DIP Facility should provide it with adequate liquidity to conduct its operations while it awaits confirmation of its reorganization plan. The Company is currently working with Foothill to establish a revolving credit facility which will be available upon exiting from bankruptcy (the "Exit Facility"). The Exit Facility will replace the current DIP Facility and should provide the Company with adequate liquidity to conduct its operations upon emergence from bankruptcy. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties.

     Foothill Credit Facility
     ------------------------

     On November 12, 1999, the Company replaced its prior secured credit facility with a new $25.0 million secured credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). The Foothill Credit Facility consists of a $12.5 million term loan and a $12.5 million revolver.

     The proceeds of the Foothill Credit Facility were available for making the October 15, 1999 payment under the Senior Notes, refinancing existing debt, working capital, and general corporate purposes. All obligations of the Company under the Foothill Credit Facility were unconditionally and irrevocably guaranteed jointly and severally by certain of the Company's subsidiaries.

     The revolver under the Foothill Credit Facility carried interest rates equal to, at the option of the Company, either (i) Foothill's Reference Rate plus 2.00% or (ii) the LIBOR rate plus 3.25%. The term loan portion bore interest at the rate of 15% per annum.

     The Company filed for protection under Chapter 11 of the Bankruptcy Code on April 5, 2000 and negotiated with Foothill to establish the DIP Facility. The DIP Facility, which was approved by the Bankruptcy Court in May 2000, replaced the Foothill Credit Facility.

     The Company paid approximately $715,000 and $811,000 in various fees related to its various credit facilities in 2000 and 1999, respectively.

     Senior Notes
     ------------

     On October 8, 1998, the Company issued $125 million 12 3/4% Senior Notes due 2005 (the "Notes") pursuant to Rule 144A of the Securities Act. The Notes, which were sold at a discount for an aggregate price of $123.6 million, require semiannual interest payments commencing on April 15, 1999. The Notes were issued pursuant to an indenture containing customary provisions including: limitations on incurrence of additional indebtedness; limitations on restricted payments; limitations on asset sales; payment restrictions affecting subsidiaries; limitations on liens; limitations on transactions with affiliates; and other customary terms.

     A portion of the proceeds from the Notes was utilized to extinguish outstanding indebtedness on the Company's existing credit facility (such credit facility was terminated simultaneously with the repayment), with the remainder to be utilized to complete the acquisition of New West and pay for miscellaneous expenses related to the acquisitions of Frame-n-Lens and New West.

     In anticipation of the Notes offering, the Company entered into three anticipatory hedging transactions with a notional amount of $100 million. The interest rates on these instruments were tied to U.S. Treasury securities and ranged from 5.43% to 5.62%. The Company settled these transactions for approximately $4.6 million. The settlement costs were being treated as deferred financing costs amortized over the life of the Notes; however, the Company stopped amortizing these deferred financing costs upon filing the Chapter 11 Cases. When the senior notes are approved as an allowed claim by the Bankruptcy Court, these deferred financing costs, along with the Bond discount of $1.2 million, will adjust the carrying value of the notes to the allowed value. Any gain or loss will be recognized as a reorganization item at that time.

     Unsecured Notes
     ---------------

     The Company entered into unsecured promissory notes relative to various transactions completed with the Frame-n-Lens and New West acquisitions in 1998 and the ELI and Midwest Vision acquisitions in 1997 (See Note 8). The notes are fixed rate instruments, with rates ranging from 6.4% to 8.5%. The future scheduled contractual principal payments for the Company's borrowings (which are subject to being restructured in connection with the Chapter 11 Cases) were as follows at December 30, 2000: (amounts in thousands)

                                                 Contractual
                                              Principal Payments
                                              ------------------
 2001                                           $   14,303
 2002                                                  545
 2003                                                  373
 2004                                                  373
 2005                                                  373
 Thereafter                                        128,752
                                                -----------
                                                $  144,719
                                                ===========
     Long-Term Debt Balances
     -----------------------

     Long-term debt obligations, exclusive of capital lease obligations, at December 30, 2000 and January 1, 2000 consisted of the following: (amounts in thousands)

                                                                2000               1999
                                                             ---------          ----------
        12 3/4% Senior Notes Due 2005                        $125,000           $ 125,000
        Discount on 12 3/4 % Senior Notes                      (1,214)             (1,253)
        Borrowings under Foothill Credit Facility                  --              19,292
        Borrowings under DIP Facility                          12,911                  --
        Other promissory notes                                  6,808               7,586
                                                             ---------          ---------
                                                             $143,505           $ 150,625
        Less: Borrowings not subject to compromise
              classified as current                            12,911              20,154
                                                             ---------          ---------
        Long-term debt subject to compromise                 $130,594           $ 130,471
                                                             =========          =========

     As of December 30, 2000, the Company had borrowed $12.9 million under the DIP Facility at a weighted average interest rate of 15%. The aggregate fair value of the Company's long-term debt obligation under the DIP Facility is estimated to approximate its carrying value.

11.      EXTRAORDINARY ITEM

     In 2000, the Company recorded an extraordinary loss of $827,000 as a result of refinancing the Company's Foothill Credit Facility. In 1999, the Company recorded an extraordinary loss of $406,000 as a result of refinancing the previous secured credit facility. Both refinancings necessitated the write-off of capitalized costs associated with the previous facilities. Because of the Company's decision to fully reserve for the Company's 2000 and 1999 tax benefit, the net tax effect on these extraordinary items is zero.

12.   FINANCIAL INFORMATION OF GUARANTORS

     The Company's wholly owned domestic subsidiaries, Midwest Vision, Inc.; NVAL Healthcare Systems, Inc.; International Vision Associates, Ltd.; Frame-n-Lens Optical, Inc.; Vision Administrators, Inc.; Family Vision Centers, Inc.; New West Eyeworks, Inc.; Alexis Holdings Company, Inc.; and Vista Eyecare Network, LLC (collectively, the "Guarantors"), have guaranteed on a senior unsecured basis, jointly and severally, the payment of the principal of, premium, if any, and interest on the Notes. Combined summarized financial information of the Guarantors is presented below: (amounts in thousands)

 For the years ending:             December 30, 2000         January 1, 2000        January 2, 1999
                                   -----------------         ---------------        ---------------
 Net sales                           $   77,004                $  123,090              $   49,904
 Gross profit                        $   41,772                $   63,747              $   21,545
 Net loss                            $ (133,126)               $  (10,151)             $   (2,861)

                                   December 30, 2000         January 1, 2000        January 2, 1999
                                   ------------------        ---------------        ---------------
 Current assets                      $   13,963                $   14,287              $  22,080
 Noncurrent assets                   $    2,989                $   16,574              $  15,832
 Current liabilities                 $    3,288                $   25,742              $  18,979
 Noncurrent liabilities              $    3,554                $    3,265              $   3,748


13.   COMMITMENTS AND CONTINGENCIES

     The Company incurred liabilities prior to the commencement of the Chapter 11 Cases (Liabilities Subject to Compromise), including claims arising out of rejections of leases for real property. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, accrued restructuring costs and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases. As part of the disposition of the freestanding locations, the Company expects to either assign or reject all freestanding location leases, including the Fullerton, California facility lease.

     Non-cancellable Operating Lease and License Agreements
     ------------------------------------------------------

     As of December 30, 2000, the Company is a lessee under non-cancellable operating lease agreements for certain equipment which expire at various dates through 2003. Additionally, the Company is required to pay minimum and percentage license fees pursuant to certain commercial leases and pursuant to its agreements with its host store companies.

     Effective December 20, 1991, the Company entered into a lease agreement with Wal-Mart for approximately 66,000 square feet of corporate office space. The term of the lease is ten years with a renewal option of seven years. The Company paid Wal-Mart approximately $215,000 annually in rental fees in 2000, 1999 and 1998.

     In connection with its acquisition of Midwest Vision, Inc. (See Note 8), the Company entered into a ten-year lease for administrative headquarters and an optical laboratory located in St. Cloud, Minnesota. The facility is leased from the former owner of Midwest Vision. Lease expense on the headquarters and laboratory is approximately $6,667 monthly which, in the opinion of management, represents a fair market lease rate. Additionally, the Company assumed operating lease agreements in connection with 51 freestanding locations obtained from the acquisition. Lease expense on these leases is approximately $64,000 monthly.

     In connection with its  acquisitions of Frame-n-Lens and New West (See Note
8), the Company assumed operating lease agreements in connection with approximately 280 and 175 vision centers, respectively, obtained from the acquisitions. Through the Frame-n-Lens acquisition, the Company assumed a lease for a manufacturing and distribution facility located in Fullerton, California. This facility is subject to a lease with a term expiring on August 31, 2006. Lease expense is $408,000 annually for this facility.

     Aggregate future minimum payments under the license and lease arrangements that will not be assigned or rejected in the Bankruptcy proceedings are as follows: (amounts in thousands)

                  Fiscal Year                Leases             Leases
                  -----------                ------             ------

                     2001                    $ 131           $  21,026
                     2002                       12              18,188
                     2003                        -              10,567
                     2004                        -               6,307
                     2005                        -               4,778
                  Thereafter                     -               6,336
                                             ------          ---------
 Total minimum lease payments                  143           $  67,202
 Less amounts representing interest              7           =========
                                             ------

 Present value of minimum capital lease
    payments                                   136
 Less current installments of obligations
    under capital leases                       124
                                             ------
 Obligations under capital leases
    excluding current installments           $  12
                                             ======

     Total rental expenses related to cancellable and non-cancellable operating leases were approximately $41.0 million, $43.1 million and $30.1 million for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

     Guy Laroche and Gitano Trademark Licenses
     -----------------------------------------

     The Company has a license agreement with Guy Laroche of North America, Inc., giving the Company the right to use the trademark "Guy Laroche" in its vision centers in North America. The agreement requires the Company to pay minimum and percentage royalties on retail and wholesale sales. The Guy Laroche agreement, as amended, expires on December 31, 2001. Under the Guy Laroche agreement, the Company paid $310,000, $310,000 and $389,000 in fees during 2000, 1999 and 1998, respectively.

     In 2000,  1999 and 1998,  the Company paid $34,000,  $53,000,  and $96,000, respectively, in fees to Gitano, Inc. and its successors in connection with a license agreement which gave the Company the right to use the "Gitano" trademark in its vision centers.

       Change in Control and Other Arrangements
       ----------------------------------------

     There are agreements between the Company and twelve of its officers which provide severance benefits in the event of termination of employment under certain circumstances following a change in control of the Company (as defined). The circumstances are termination by the Company other than because of death or disability commencing prior to a threatened change in control (as defined), or for cause (as defined), or by the officer as the result of a voluntary termination (as defined). Following any such termination, in addition to compensation and benefits already earned, the officer will be entitled to receive a lump sum severance payment equal to up to three times the officer's annual rate of base salary. The term of each agreement is for a rolling three-years unless the Company gives notice that it does not wish to extend such term, in which case the term of the agreement would expire three years from the date of the notice.


14.  INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS No. 109) "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The components of the net deferred tax assets are as follows: (amounts in thousands)

                                             December 30,        January 1,
                                                 2000               2000
                                           ----------------   ----------------

 Total deferred tax liabilities                $   (6,053)         $ (8,980)
 Total deferred tax assets                         23,773            17,918
 Valuation allowance                              (17,335)           (8,553)
                                                ---------          ---------
 Net deferred tax asset                        $      385          $    385
                                               ==========          =========

     The sources of the difference between the financial accounting and tax basis of the Company's liabilities and assets which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows: (amounts in thousands)


                                             December 30,        January 1,
                                                 2000               2000
                                           ----------------   ----------------
 Deferred tax liabilities:
   Depreciation                                $   2,875          $   4,935
   Reserve for foreign losses                      2,218              2,218
   Other                                             960              1,827
                                               ---------          ---------
                                               $   6,053          $   8,980
                                               =========          =========
 Deferred tax assets:
   Accrued expenses and reserves               $   5,929           $  3,206
   Inventory basis differences                       334                171
   Net operating loss carryforwards               14,222             10,698
   Alternative minimum tax                         2,062              2,062
   Other                                           1,226              1,781
                                               ---------          ---------

                                               $  23,773          $  17,918
                                               =========          =========

     The consolidated  provision  for income  taxes  consists of the  following:
(amounts in thousands)

                                                 Year Ended
                                  -------------------------------------------
                                   December 30,     January 1,    January 2,
                                      2000             2000          1999
                                      ----             ----          ----
 Current:
    Federal                         $      0         $     0        $  1,426
    State                                  0               0             191
                                    --------         -------        --------
                                           0               0           1,617
                                    --------         -------        --------
 Deferred:
    Federal                                0               0             338
    State                                  0               0              82
                                    --------         -------        --------
                                           0               0             420
                                    --------         -------        --------
 Total Provision for Income         $      0         $     0        $  2,037
   Taxes                            ========         =======        ========

     The tax expense differs from the amounts resulting from multiplying income before income taxes by the statutory federal income tax rate for the following reasons: (amounts in thousands)

                                                                                  Year Ended
                                                               -------------------------------------------------
                                                               December 30,       January 1,         January 2,
                                                                  2000               2000               1999
                                                               ----------         ----------         ----------
 Federal income tax/(benefit) provision at statutory rate       $(46,148)          $ (5,971)           $  1,853
 State income taxes, net of federal income tax benefit            (3,393)              (439)                180
 Foreign losses not deductible for U.S. federal tax purposes          13                  3                  37
 Change in valuation allowance for U.S. federal and state taxes    8,782              5,182                 (548)
 Nondeductible goodwill                                           38,640              1,425                  292
 Other, net                                                        2,106               (200)                 223
                                                                --------           --------             -------
                                                                $     0            $      0            $  2,037
                                                                ========           ========             ========


     At December 30, 2000, the Company had U.S. regular tax net operating loss carryforwards of approximately $37.4 million that can reduce future federal income taxes. If not utilized, these carryforwards will expire beginning in 2007. The Company also has non-expiring alternative minimum tax credit carryforwards of $2.1 million available to offset future regular taxes.

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

     At December 30, 2000, the Company recorded an additional valuation allowance of $8.8 million due to the uncertainty of the realizability of the current year net operating losses.

     The Company's net operating loss carryforwards of $37.4 million at December 30, 2000, could be limited in the event of a greater than 50% change in stock ownership of the Company. The limitation would be based on the stock value and the Federal Exempt Tax Rate on the date of ownership change. These limitations could create a cap on the amount of the NOLs that would be deductible each year going forward until the amount is depleted or the time limitation on the NOLs expires.

     In Mexico, the location of the Company's foreign operations, the Company pays the greater of its income tax or an asset tax. Because the Company has operating losses in Mexico, the Company pays no income tax, but it is subject to the asset tax. Therefore, no provision for income taxes has been made on the Company's books for its operations in Mexico.

15.  EARNINGS PER COMMON SHARE

     Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed as basic earnings per common share, adjusted for outstanding stock options that are dilutive. The computation for basic and diluted earnings per share may be summarized as follows: (amounts in thousands except per share information)

                                                                          2000          1999         1998
                                                                       -----------    ----------    ----------
Earnings/(loss) before extraordinary loss and Cumulative Effect
   and change in accounting principle                                  $  (135,675)   $  (17,156)   $    3,414
Extraordinary loss, net                                                       (827)         (406)            0
Cumulative effect, net                                                      (3,378)            0             0
                                                                       -----------    ----------    ----------
Net earnings/(loss)                                                    $  (139,880)   $  (17,562)   $    3,414
                                                                       ===========    ==========    ==========

Weighted shares outstanding                                                 21,169        21,068        20,949

Basic earnings/(loss) per share:
     Earnings/(loss) before extraordinary Item and cumulative effect   $     (6.41)   $    (0.81)   $     0.16
     Loss from extraordinary item                                            (0.04)        (0.02)         0.00
     Loss from cumulative effect                                             (0.16)         0.00          0.00
                                                                       -----------    ----------    ----------
     Net earnings/(loss) per basic share                               $     (6.61)   $    (0.83)   $     0.16
                                                                       ===========    ==========    ==========

Weighted shares outstanding                                                 21,169        21,068        20,949
Impact of dilutive options held by employees                                     0           110           285
                                                                       -----------    ----------    ----------
Aggregate shares outstanding                                                21,169        21,178        21,234
                                                                       ===========    ==========    ==========

Diluted earnings/(loss) per share:
     Earnings/(loss) before extraordinary item and cumulative effect   $     (6.41)   $    (0.81)   $     0.16
     Loss from extraordinary item                                            (0.04)        (0.02)         0.00
     Loss from cumulative effect                                             (0.16)         0.00          0.00
                                                                       -----------    ----------    ----------
     Net earnings/(loss) per diluted share                             $     (6.61)   $    (0.83)   $     0.16
                                                                       ===========    ==========    ==========


     Outstanding options with an exercise price below the average price of the Company's common stock have been included in the computation of diluted earnings per common share, using the treasury stock method, as of the date of the grant. In 1999, these options have been excluded from the calculation due to their anti-dilutive effect.

16.  SUPPLEMENTAL DISCLOSURE INFORMATION

     Supplemental disclosure information is as follows: (amounts in thousands)

     (i) Supplemental Cash Flow Information

                                        2000              1999              1998
                                        ----              ----              ----
            Cash paid for
              Interest                $ 2,729           $17,826           $2,257
              Income taxes                  -               495            1,918


     (ii) Supplemental Noncash Investing and Financial Activities

     The following information relates to the Frame-n-Lens and New West acquisitions in 1998 (See Note 8).

                                                                         1998
                                                                       --------

           Business acquisitions, net of cash acquired
              Fair value of assets acquired                           $  30,240
              Purchase price in excess of net assets acquired           104,813
              Liabilities assumed                                       (37,696)
                                                                      ---------
           Net cash paid for acquisitions                             $  97,357
                                                                      =========

    (iii) Supplemental Balance Sheet Information

     Significant components of accrued expenses and other current liabilities may be summarized as follows:

                                                                 2000              1999
                                                              ---------          --------
           Accrued employee compensation and benefits         $   5,859         $   6,343
           Accrued rent expense                                   3,758             4,047
           Accrued acquisition expenses                             546             1,678
           Accrued capital expenditures                               -             1,345
           Customer deposit liability (See Note 2)                3,282                 -


     (iv) Supplemental Income Statement Information

     The components of interest expense, net, may be summarized as follows:

                                                                 2000            1999             1998
                                                              ---------        --------         --------

           Interest expense on debt and capital leases        $   6,902       $  18,306         $  5,721
           Purchase discounts on invoice payments                   (86)            (37)            (509)
           Finance fees                                             881           1,158              407
           Interest income                                            -             (73)             (86)
           Other                                                     26             (25)               5
                                                              ---------        --------         --------
                                                              $   7,723       $  19,329         $  5,538
                                                              =========       =========         ========

17.  EQUITY TRANSACTIONS

     Employee Stock Option and Incentive Award Plan
     ----------------------------------------------

     In 1996, the Company adopted the Restated Stock Option and Incentive Award Plan (the "Plan") pursuant to which incentive stock options qualifying under
Section 422A of the Internal Revenue Code and nonqualified stock options may be granted to key employees. The Plan also provides for the issuance of other equity awards, such as awards of restricted stock. The Plan replaced and restated all the Company's prior employee stock option plans. The Plan was amended in 1999 to increase the number of shares under the Plan from 3,350,000 to 4,350,000. The Plan is administered by the Compensation Committee of the Company's Board of Directors. The Compensation Committee has the authority to determine the persons receiving options, option prices, dates of grants and vesting periods, although no option may have a term exceeding ten years. Options granted prior to 1996 have a term of five years.

     Directors' Stock Option Plan
     ----------------------------

     In April 1997, the Company adopted the Restated Non-Employee Director Stock Option Plan (the "Directors' Plan"), pursuant to which stock options for up to 500,000 shares of Common Stock may be granted to non-employee directors. The Directors' Plan replaced and restated the Company's prior non-employee director stock option plan. The Directors' Plan provides for automatic grants of options to purchase 7,500 shares of the Company's common stock to each non-employee director serving on the date of each annual meeting of shareholders, beginning with the 1997 annual meeting. No options were granted under this plan in 2000. Of the options previously granted, 50% of the shares under each option are exercisable on the second anniversary of the grant date, 75%in three years, and 100% in four years. All option grants are at exercise prices no less than the market value of a share of Common Stock on the date of grant and are exercisable for a ten-year period. Options granted under the predecessor stock option plan are exercisable for a five-year period. Options covering 69,375 shares under the Directors' Plan were exercisable at December 30, 2000.

     All Stock Option Plans
     ----------------------

     In 2000 and 1999, all exercise prices represent the estimated fair value of the Common Stock on the date of grant as determined by the Board of Directors. Of the options granted, 50% of the shares under each option are exercisable after two years from the grant date, 75% in three years, and 100% in four years.

     The Committee granted a stock option for 100,000 shares of the Company's common stock to one executive officer which became fully vested in 2000.

     Stock option transactions during the three years ended December 30, 2000 were as follows:

                                                        2000               1999                1998
                                                      -------           ---------           ---------
 Options outstanding beginning of year              2,615.421           2,582,380           2,294,203
 Options granted                                      431,200             928,060           1,171,750
 Options exercised                                      -                 (12,491)           (294,657)
 Options cancelled                                  (306,979)            (882,528)           (588,916)
                                                    ---------           ---------           ---------
 Options outstanding end of year                    2,739,642           2,615,421           2,582,380
                                                    =========           =========           =========
 Options exercisable end of year                    1,245,105             760,162             748,803
                                                    =========           =========           =========
 Weighted average option prices per share:
    Granted                                        $    1.989          $    4.893          $    5.030
    Exercised                                      $     -             $    4.500          $    4.989
    Cancelled                                      $    4.611          $    5.044          $    9.461
 Outstanding at year end                           $    4.409          $    4.832          $    4.881

 Options exercisable end of year                   $    4.570          $    4.369          $    4.973

     The Company applies the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company will continue to account for stock option awards in accordance with APB Opinion No. 25. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below: (amounts in thousands except per share information)


                                         2000             1999            1998
                                       --------         --------        --------
 As reported:

   Net earnings / (loss)                $(139,880)      $(17,562)       $  3,414
                                       ==========       ========        ========

   Earnings / (loss) per share          $   (6.61)      $  (0.83)       $   0.16
                                       ==========       ========        ========
 Pro forma:

   Net earnings / (loss)                $(141,792)      $(19,266)       $  2,655
                                       ==========       ========        ========

   Earnings / (loss) per share          $   (6.70)      $  (0.91)       $   0.13
                                       ==========       ========        ========

     Basic and diluted earnings per share are the same for each year.

     The fair value of each option grant is estimated on the date of grant using
the  Black-Scholes   option-pricing   model.  The  following   weighted  average
assumptions were used in the model:

                                        2000              1999             1998
                                      -------           -------          -------

 Dividend yield                        0.00%             0.00%            0.00%

 Expected volatility                    142%               88%              76%

 Risk free interest rates              5.1 %              5.1%             4.9%

 Expected lives (years)                5.0                4.7              4.9


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
   Range of                          Outstanding      Contractual      Exercise        As of        Exercise
Exercise Prices                     as of 12/30/00       Life           Price         12/30/00        Price
--------------------------------------------------------------------------------------------------------------

$1.42 - $4.25                          950,499         7.88            $2.640         393,975         $3.002
$4.50 - $5.32                        1,222,832         7.17            $5.159         582,699         $5.075
$5.33 - $7.88                          566,361         4.97            $5.758         268,431         $5.773
------------------------------------------------------------------------------------------------------------
$1.42 - $7.88                        2,739,642         6.96            $4.409       1,245,105         $4.570


     Restricted Stock Awards
     -----------------------

     Restricted stock grants, with an outstanding balance of 106,000 shares at December 30, 2000, were awarded to certain officers and key employees which require five years of continuous employment from the date of grant before vesting and receiving the shares without restriction. The number of shares to be received without restriction is based on the Company's performance relative to a peer group of companies. For awards made in 1998, restricted shares, to the extent not awarded after five years, vest after ten years of employment. Unamortized deferred compensation expense with respect to the restricted stock was $302,000 at December 30, 2000 and January 1, 2000, and is being amortized over the five-year vesting period. Deferred compensation expense aggregated $131,000 and $120,000 in 1999 and 1998, respectively. Due to the value of the Company's stock and the uncertainties surrounding the Chapter 11 Cases, no compensation expense was recognized in 2000. There were no new grants or forfeitures of restricted stock in 1999 or 2000. A summary of restricted stock granted during 1998 is as follows:

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

     On April 22, 1999, the Company permitted a group, of which a director, Campbell B. Lanier, III, is a member, to acquire beneficial ownership of up to 25% of the Company's common stock without triggering the provisions of the Rights Plan. By an agreement dated as of September 9, 1999, the Company further permitted the same group to acquire up to 28% of the Company's common stock (inclusive of amounts previously purchased by the group) without triggering the provisions of the Rights Plan. The group agreed that, if it acquired more than 25% of the outstanding common stock of the Company, the group would vote such additional shares in the same ratio as all other shares voted by shareholders other than the members of the group and their affiliates.

     In 2000, the Company cancelled 10,000 shares of its Common Stock.

18.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     Selected quarterly data for the Company for the fiscal years ended December 30, 2000 and January 1, 2000 is as follows: (amounts in thousands except per share information)

FISCAL 2000                                                           Quarter Ended
-------------------------------------------------------------------------------------------------------------------
                                                                  April 1      July 1    September 30  December 30
                                                                 ---------    ---------  ------------  -----------
Net sales                                                        $  83,180    $  78,783    $  75,578    $  70,153
Cost of goods sold                                                  36,745       36,287       36,338       34,088
                                                                 ---------    ---------    ---------    ---------
Gross profit                                                        46,435       42,496       39,240       36,065
Selling, general & administrative                                   45,759       42,424       41,646       36,535
Impairment on long-lived assets                                      2,684            0            0            0
Restructuring expense                                                1,601            0            0            0
                                                                 ---------    ---------    ---------    ---------
Operating income/(loss)                                             (3,609)          72       (2,406)        (470)
Interest expense                                                     5,330          917          721          755
                                                                 ---------    ---------    ---------    ---------
Earnings / (loss) before reorganization
   items and taxes                                                  (8,939)        (845)      (3,127)      (1,225)
Reorganization items                                                     0        4,379      114,521        2,639
                                                                 ---------    ---------    ---------    ---------
(Loss) before taxes, extraordinary loss
   and cumulative effect                                            (8,939)      (5,224)    (117,648)      (3,864)
Income tax expense                                                       0            0            0            0
                                                                 ---------    ---------    ---------    ---------
Earnings / (loss) before extraordinary
   loss and cumulative effect                                       (8,939)      (5,224)    (117,648)      (3,864)
Extraordinary loss, net                                                  0         (827)           0            0
Cumulative effect, net                                              (3,378)           0            0            0
                                                                 ---------    ---------    ---------    ---------
Net loss                                                         $ (12,317)   $  (6,051)   $(117,648)   $  (3,864)
                                                                 =========    =========    =========    =========

Basic earnings/(loss) per share:
  Earnings/(loss) before extraordinary
    item and cumulative effect                                   $   (0.42)   $   (0.25)   $   (5.56)   $   (0.18)
  Loss from extraordinary item                                        0.00        (0.04)        0.00         0.00
  Loss from cumulative effect                                         0.00         0.00         0.00        (0.16)
                                                                 ---------    ---------    ---------    ---------
  Net earnings/(loss) per basic share                            $   (0.42)   $   (0.29)   $   (5.56)   $   (0.34)
                                                                 =========    =========    =========    =========

Diluted earnings/(loss) per share:
  Earnings/(loss) before extraordinary
    item and cumulative effect                                   $   (0.42)   $   (0.25)   $   (5.56)   $   (0.18)
  Loss from extraordinary item                                        0.00        (0.04)        0.00         0.00
  Loss from cumulative effect                                         0.00         0.00         0.00        (0.16)
                                                                 ---------    ---------    ---------    ---------

  Net earnings/(loss) per diluted share                          $   (0.42)   $   (0.29)   $   (5.56)   $   (0.34)
                                                                 =========    =========    =========    =========

 FISCAL 1999                                                          Quarter Ended
-------------------------------------------------------------------------------------------------------------------
                                                   April 3             July 3         October 2        January 1
                                                ------------         ----------      -----------      -------------
Net sales                                        $ 86,634          $   82,531        $  83,262          $  76,628
Cost of goods sold                                 37,088              36,745           37,474             36,461
                                                 --------            --------          --------          --------
Gross profit                                       49,546              45,786           45,788             40,167
Selling, general, and administrative expense       42,446              42,937           45,355             46,424
Impairment loss on long-lived assets                   --                  --               --              1,952
                                                 --------            --------          --------          --------
Operating income/(loss)                             7,100               2,849              433             (8,209)
Interest expense, net                               4,665               4,743            4,809              5,112
                                                 --------            --------          --------          --------
Income/(loss) before income taxes                   2,435              (1,894)          (4,376)           (13,321)
Provision/(benefit) for income taxes                  970                (584)          (1,396)             1,010
                                                 --------            --------          --------          --------
Income/(loss) before extraordinary item             1,465              (1,310)          (2,980)           (14,331)
Extraordinary item, net of tax                         --                  --               --               (406)
                                                 --------            --------          --------          --------
Net income/(loss)                                $  1,465            $ (1,310)         $(2,980)          $(14,737)
                                                 ========            ========          ========          ========
Basic earnings/(loss) per common share:
 Earnings/(loss) before extraordinary item       $   0.07            $  (0.06)         $ (0.14)          $  (0.68)
 Extraordinary loss                                    --                  --               --              (0.02)
                                                 --------            --------          --------          --------
Net income/(loss)                                $   0.07            $  (0.06)         $ (0.14)          $  (0.70)
                                                 ========            ========          ========          ========
Diluted earnings/(loss) per common share:
 Earnings/(loss) before extraordinary item       $   0.07            $  (0.06)         $ (0.14)          $  (0.68)
 Extraordinary loss                                    --                  --               --              (0.02)
                                                 --------            --------          --------          --------
Net income/(loss)                                $   0.07            $  (0.06)         $ (0.14)          $  (0.70)
                                                 ========            ========          ========          ========

19.  REPORTABLE BUSINESS SEGMENTS

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

     Information relative to sales and identifiable assets for the United States and Mexico for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 are summarized in the following tables (amounts in thousands). Identifiable assets include all assets associated with operations in the indicated reportable segment excluding inter-company receivables and investments.


                                    United States         Mexico           Other        Consolidated
                                    -------------         ------           -----        ------------
  2000

     Sales                            $  302,902         $  4,792          $   --        $  307,694
                                      ==========         ========          ======        ==========
     Identifiable Assets              $   88,666         $  2,222          $   --        $   90,888
                                      ==========         ========          ======        ==========

  1999

     Sales                            $  325,101         $  3,954          $   --        $  329,055
                                      ==========         ========          ======        ==========
     Identifiable Assets              $  217,690         $  2,328          $  201        $  220,219
                                      ==========         ========          ======        ==========

 1998

     Sales                            $  241,705         $  3,429          $  197        $  245,331
                                      ==========         ========          ======        ==========
     Identifiable Assets              $  226,323         $  2,147          $  627        $  229,097
                                      ==========         ========          ======        ==========

                                                     SCHEDULE II


                                        VISTA EYECARE, INC. AND SUBSIDIARIES
                                               (DEBTORS-IN-POSSESSION)
                                          VALUATION AND QUALIFYING ACCOUNTS
                               December 30, 2000, January 1, 2000 and January 2, 1999
                                                   (In thousands)

                                                          Additions
                                            -------------------------------------
                            Balance at          Charged to         Charged to                          Balance at
     Description        Beginning of Period  Cash and Expenses    Other Accounts      Deductions      End of Period
 --------------------   -------------------  -----------------    ---------------     ----------      -------------
  Year ended
  January 2, 1999
     Allowance for
     Uncollectible
     Accounts Receivable     $   762               $  900             $   726           $   872         $ 1,516

 Year ended
  January 1, 2000
     Allowance for
     Uncollectible
     Accounts Receivable     $ 1,516              $ 3,384             $   885           $ 1,382         $ 4,403

  Year ended
  December 30, 2000
     Allowance for
     Uncollectible
     Accounts Receivable     $ 4,403              $ 2,503             $ 1,373           $ 2,535         $ 5,744

     Provision for
       reorganization
       and restructuring
       items                 $   --               $ 8,505             $   --            $ 3,778         $ 4,727

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VISTA EYECARE, INC.


                                         By:  /s/ James W. Krause
                                         --------------------------------------
                                         James W. Krause
                                         Chairman of the Board & Chief Executive
                                         Officer and Director
Date: April 9, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 9, 2000, in the capacities indicated.

  Signature                             Title

  /s/ James W. Krause
-----------------------------
  James W. Krause                       Chairman of the Board and
                                        Chief Executive Officer and Director

  /s/ Angus C. Morrison
-----------------------------
  Angus C. Morrison                     Senior Vice President, Chief Financial
                                        Officer
                                        (Principal Financial Officer)
  /s/ Timothy W. Ranney
-----------------------------
  Timothy W. Ranney                     Vice President, Corporate Controller
                                        (Principal Accounting Officer)

  /s/ Peter T. Socha
-----------------------------
  Peter T. Socha                        Senior Vice President,
                                        Strategic Planning and Managed Care,
                                        Director

  /s/ Ronald J. Green
-----------------------------
  Ronald J. Green                       Director


   /s/ James E. Kanaley
-----------------------------
  James E. Kanaley                      Director

                                  EXHIBIT INDEX
                                  -------------


23        Arthur Andersen LLP Consent.