Form 10-Q
period 2001-03-31
VISTA EYECARE INC
filed 2001-05-15
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                                   Commission File
ended March 31, 2001                                        Number 0-20001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----- -----

     The number of shares of Common Stock of the registrant outstanding as of May 5, 2001 was 21,169,103.

     The Exhibit Index is located at page 11.

                                 VISTA EYECARE, INC.

                                 FORM 10-Q INDEX

                                                                     Page of
                                                                    Form 10-Q
                                                                    ---------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           March 31, 2001 and December 30, 2000                         3

           Condensed Consolidated Statements of Operations -
           Three Months Ended March 31, 2001 and April 1, 2000          5

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2001 and April 1, 2000          6

           Notes to Condensed Consolidated Financial Statements         7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK                                           19

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             17

                                     PART I

                              FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              VISTA EYECARE, INC.
                            (DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        March 31, 2001 and December 30, 2000
                     (In thousands except share information)

                                                  March 31,         December 30,
                                                    2001                2000
                                                 ------------        ----------
                                                 (unaudited)
                                   ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                          $ 11,969            $ 8,066
 Accounts receivable
    (net of allowance: 2001-$5,446; 2000-$5,744)      11,155             10,119
 Inventories                                          30,354             31,478
 Other current assets                                  2,043              1,590
                                                     -------             ------
     Total current assets                             55,521             51,253
                                                     -------             ------
PROPERTY AND EQUIPMENT:
 Equipment                                            47,561             47,187
 Furniture and fixtures                               18,918             23,272
 Leasehold improvements                               23,527             18,664
 Construction in progress                                590                540
                                                     -------             ------
                                                      90,596             89,663
 Less accumulated depreciation                       (62,492)           (60,092)
                                                     -------            -------
 Net property and equipment                           28,104             29,571
                                                     -------            -------
OTHER ASSETS AND DEFERRED COSTS (net of
 accumulated amortization: 2001-$2,287; 2000-$2,142)   7,625              7,766

DEFERRED INCOME TAX ASSETS                               385                385

GOODWILL AND OTHER INTANGIBLE ASSETS (net of
 accumulated amortization: 2001-$2,859; 2000-$2,691)   1,728              1,913
                                                     -------            -------
                                                    $ 93,363           $ 90,888
                                                     =======            =======






                       LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE:

CURRENT LIABILITIES:
 Accounts payable                                   $    469           $    783
 Accrued expenses and other current liabilities       21,997             19,693
 Revolving credit facility and term loan              12,897             12,911
                                                     -------            -------
     Total current liabilities                        35,363             33,387
                                                     -------             ------

LIABILITIES SUBJECT TO COMPROMISE                    172,713            170,824

COMMITMENTS AND CONTINGENCIES                             --                 --

SHAREHOLDERS' DEFICIT:
 Preferred stock, $1 par value; 5,000,000 shares
  authorized, none issued
 Common stock, $.01 par value; 100,000,000 shares
  authorized,  21,169,103 shares issued and
  outstanding as of March 31, 2001 and December 30,
  2000, respectively                                     211                211
 Additional paid-in capital                           47,387             47,387
 Retained deficit                                   (158,238)          (156,848)
 Accumulated other comprehensive income               (4,073)            (4,073)
                                                     --------           -------
      Total shareholders' deficit                   (114,713)          (113,323)
                                                     -------            -------
                                                   $  93,363          $  90,888
                                                     =======            =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.


                               VISTA EYECARE, INC.
                            (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share information)
                                   (Unaudited)

                                                           Three Months Ended

                                                        ------------------------
                                                         March 31,      April 1,
                                                           2001           2000
                                                           ----           ----
NET SALES                                                $74,735        $83,180
COST OF GOODS SOLD                                        34,525         36,745
                                                         -------        -------
GROSS PROFIT                                              40,210         46,435
SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSE                                  39,071         45,759
IMPAIRMENT LOSS ON LONG-LIVED ASSETS                          --          2,684
RESTRUCTURING EXPENSE                                         --          1,601
                                                         -------        -------
OPERATING INCOME/(LOSS)                                    1,139         (3,609)
INTEREST EXPENSE, NET                                        739          5,330
                                                         -------        -------
INCOME/(LOSS) BEFORE REORGANIZATION ITEMS AND TAXES          400         (8,939)
REORGANIZATION ITEMS                                       1,789             --
                                                         -------        -------
LOSS BEFORE TAXES AND CUMULATIVE EFFECT                   (1,389)        (8,939)
INCOME TAX EXPENSE                                            --             --
                                                         -------        -------
NET LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                                 (1,389)        (8,939)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE         --         (3,378)
                                                         -------       --------
NET LOSS                                                 $(1,389)      $(12,317)
                                                         =======       ========

BASIC LOSS PER SHARE:
    LOSS BEFORE CUMULATIVE EFFECT                        $ (0.07)       $ (0.42)
    LOSS FROM CUMULATIVE EFFECT                               --          (0.16)
                                                         -------        -------
NET LOSS PER BASIC SHARE                                 $ (0.07)       $ (0.58)
                                                         =======        =======

DILUTED LOSS PER SHARE
    LOSS BEFORE CUMULATIVE EFFECT                        $ (0.07)       $ (0.42)
    LOSS FROM CUMULATIVE EFFECT                               --          (0.16)
                                                         -------        -------
NET LOSS PER DILUTED SHARE                               $ (0.07)       $ (0.58)
                                                         =======        =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.


                               VISTA EYECARE, INC.
                            (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                          Three Months Ended

                                                        -----------------------
                                                         March 31,     April 1,
                                                           2001          2000
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(1,389)    $(12,317)
                                                           -------     --------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:

  Depreciation and amortization                              2,867        4,816
  Impairment of long-lived assets                               --        2,684
  Restructuring expense                                         --        1,601
  Reorganization items                                       1,789           --
  Cumulative effect of a change in accounting principle         --        3,378
  Changes in operating assets and liabilities:
    Receivables                                             (1,036)        (533)
    Inventories                                              1,124       (1,646)
    Other current assets                                      (453)         422
    Other assets                                               152          628
    Accounts payable                                          (314)       5,399
    Accrued expenses and other current liabilities           2,304        2,673
    Liabilities subject to compromise                          133           --
                                                           -------      -------
        Total adjustments                                    6,566       19,422
                                                           -------      -------
        Net cash provided by operating activities            5,177        7,105
                                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (1,259)      (2,445)
                                                           -------      -------
        Net cash used in investing activities               (1,259)      (2,445)
                                                           -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on revolving credit facility                  (76,423)     (88,093)
  Advances on revolving credit facility                     76,408       84,769
  Repayments on notes payable and capital leases                --         (619)
  Deferred financing costs                                      --         (108)
                                                           -------      -------
        Net cash used in financing activities                  (15)      (4,051)
                                                           -------      -------
NET INCREASE IN CASH                                         3,903          609
CASH, beginning of period                                    8,066        2,886
                                                           -------      -------
CASH, end of period                                        $11,969      $ 3,495
                                                           =======      =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               VISTA EYECARE, INC.
                            (DEBTORS-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

                                   (Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Vista Eyecare, Inc. ("Vista" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. Certain amounts in the April 1, 2000 condensed consolidated financial statements have been reclassified to conform to the March 31, 2001 presentation.

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

    The Company believes that the DIP Facility will provide it with adequate liquidity to conduct its operations while it awaits confirmation of its reorganization plan. The Company is currently working to establish a secured, revolving credit facility which will replace the DIP Facility (the "Exit Facility"). As of May 15, 2001, the Company was finalizing the terms of the Exit Facility. It is anticipated that the proposed Exit Facility will have a term of 3 years, bear interest at the prime rate plus 0.25% per annum or at LIBOR plus 2.50% and, subject to customary terms and conditions, is expected to provide availability of $9.5 million, inclusive of letter of credit requirements. The Exit Facility should provide the Company with adequate liquidity upon emergence from bankruptcy. However, no assurances can be given that the Exit Facility will be finalized or that it will be completed with the terms discussed above.

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

                                          March 31, 2001     December 30, 2000
                                          --------------     -----------------
       Accounts payable                    $ 26,786             $ 25,856
       Accrued expenses                       3,002                2,717
       Provision for rejected contracts       3,839                3,142
       Senior notes, net of discount
         including $7,480 accrued interest  131,266              131,266
       Other long-term debt and capital
         lease obligations                    7,820                7,843
                                           --------             --------
                                           $172,713             $170,824
                                           ========             ========

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

(4) REORGANIZATION ITEMS, RESTRUCTURING EXPENSES AND IMPAIRMENT OF LONG-LIVED ASSETS.

General

     In the first quarter of 2000 and 2001, we recorded charges relating to store closings, to impairment of long-lived assets and to expenses incurred in the Chapter 11 Cases. Generally accepted accounting principles require different presentations depending on whether we incurred the cost before or after the filing of the Chapter 11 Cases.

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

Summary of Restructuring Charges

     The table below summarizes charges for impairment of fixed assets and restructuring expenses incurred in the first quarter of 2000. These charges were incurred before the Company began the Chapter 11 Cases:(amounts in thousands)

                                                      First Quarter 2000
                                                      ------------------
      Impairment of fixed assets                            $2,684

      Restructuring expense

        Provision for rejected leases                       $1,362
        Other store closing costs                              239
                                                            ------
                                                            $1,601
                                                            ======

     Impairment and restructuring charges incurred after the first quarter of 2000 are considered reorganization items and are presented below operating income.

Summary of Reorganization Items

     Results for the first quarter of 2001 include charges which were incurred after the Company filed the Chapter 11 Cases. Expenses related to the reorganization process and the Chapter 11 Cases are considered reorganization items. The table below summarizes these charges: (amounts in thousands)

                                                      First Quarter 2001
                                                      ------------------
       Impairment of fixed assets                        $      33
       Provision for rejected leases                           697
       Other store closing costs                                37
       Professional fees                                     1,008
       Interest income on accumulated cash                     (89)
       Other reorganization costs                              103
                                                         ---------
                                                         $   1,789
                                                         =========

     The following represents activity in the restructuring and reorganization provisions during the first quarter of 2001: (amounts in thousands)

                          Accrued at      Charged            Accrued at
                      December 30, 2000  to expense  Paid  March 31, 2001
                      -----------------  ----------  ----  --------------
Restructuring and
  reorganization items     $ 4,727         $1,697   $ 701      $5,723

(5)  INCOME TAXES

     Vista recorded a pre-tax operating loss of $1.4 million in the Current Three Months. The resulting income tax benefit was approximately $0.5 million. We have established a valuation allowance equal to the amount of the tax benefit.

(6)  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

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

(7)  EARNINGS PER COMMON SHARE

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

                                                      Three Months Ended

                                                  --------------------------
                                                  March 31,        April 1,
                                                    2001             2000
                                                    ----             ----
Net Loss Before Cumulative Effect                 $ (1,389)        $ (8,939)
Cumulative Effect                                       --           (3,378)
                                                  --------          -------
Net Loss                                          $ (1,389)        $(12,317)
                                                  ========         ========

Weighted Shares Outstanding                         21,169           21,179
  Basic and Diluted Loss per Share Before
    Cumulative Effect                             $  (0.07)        $  (0.42)
Cumulative Loss per Basic and Diluted Share             --         $  (0.16)
                                                  --------         --------
Net Loss per Basic and Diluted Share              $  (0.07)        $  (0.58)
                                                  ========         ========

     No outstanding options were included in the above calculation as their impact would be anti-dilutive.

(8)  SUPPLEMENTAL DISCLOSURE INFORMATION

     Inventory balances, by classification, may be summarized as follows:

                                     March 31,            December 30,
                                       2001                   2000
                                      ------                 ------
Raw Material                         $22,234                $22,175
Finished Goods                         7,070                  8,153
Supplies                               1,050                  1,150
                                      ------                 ------
                                     $30,354                $31,478
                                      ======                 ======

     Since filing for protection under Chapter 11 of the Bankruptcy Code, we have stopped accruing interest on unsecured debt. Contractual interest for the quarter ending March 31, 2001 was $5.1 million. The components of interest expense, net, may be summarized as follows:

                                            Three Months Ended
                                            ------------------
                                      March 31,               April 1,
                                       2001                    2000
                                       -----                   -----
Interest expense on debt
  and capital leases                  $  559                  $5,010
Purchase discounts on invoice
  payments                               (30)                     (1)
Finance fees and amortization of
  hedge and swap agreements              190                     325
Interest income                           --                      (1)
Other                                     20                      (3)
                                      ------                  ------
                                      $  739                  $5,330
                                      ======                  ======

     Results for the three months ended March 31, 2001 exclude interest income of $89,000. This amount was treated as a reorganization item. (See Note 4 to Condensed Consolidated Financial Statements.)

(9)  SUBSEQUENT EVENTS

     On April 20, 2001, the Company completed the sale of its freestanding retail operations to Vista Acquisition LLC (the "Buyer"). We received consideration of approximately $7.5 million, consisting of $6.0 million in cash and $1.5 million in notes receivable. The assets sold consist primarily of furniture, fixtures and inventory at approximately 200 freestanding locations and inventory and equipment at the Fullerton, California laboratory/distribution center.

     In a related transaction, Vista agreed to sell to the Buyer its interest in a subsidiary for $1.0 million note receivable. This subsidiary owns a portion of the equipment in approximately half of the freestanding locations sold. This transaction is expected to close in the summer of 2001. For purposes of the unaudited pro forma financial information, these transactions have been combined.

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

                                               March 31, 2001     April 1, 2000
                                               --------------     -------------
    Net sales                                  $ 61,021            $ 65,518
    Gross profit                               $ 33,409            $ 36,605
    Operating income                           $  4,475            $  4,112
    EBITDA prior to significant provisions     $  7,277            $  7,196

     EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA prior to significant provisions is calculated as EBITDA prior to Restructuring Expense, Reorganization Items, Extraordinary Items and the Cumulative Effect of a Change in Accounting Principle.

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

RESULTS OF OPERATIONS

     The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At March 31, 2001, the Company operated 706 vision centers, versus 935 vision centers at April 1, 2000.

THREE MONTHS ENDED MARCH 31, 2001 (THE "CURRENT THREE MONTHS") COMPARED TO THREE MONTHS ENDED APRIL 1, 2000 (THE "PRIOR THREE MONTHS")

CONSOLIDATED RESULTS

     NET SALES. The Company recorded net sales of $74.7 million in the Current Three Months, a decrease of 10% over sales of $83.2 million in the Prior Three Months. Sales decreased due to the following:

o The Company closed 91 freestanding stores in April 2000. These stores had sales of $2.8 million in the first quarter of 2000.

o The Company closed all of its Sam's Club operations in the third quarter of 2000. These locations had sales of $5.4 million in the first quarter of 2000.

     Net sales from international operations increased to $1.3 million in the Current Three Months from $1.2 million in the comparable period a year ago.

     GROSS PROFIT. In the Current Three Months, gross profit decreased to $40.2 million from $46.4 million in the Prior Three Months. This decrease in gross profit dollars was primarily driven by a reduction in sales caused by the closure of approximately 91 freestanding locations and the Sam's Club locations. Gross margin as a percent of sales decreased to 53.8% from 55.8% in the Prior Three Months. Gross margin percentage was also negatively impacted by the store closures described above, as the Fullerton lab experienced a decrease in volume resulting in a loss of efficiency in the lab operation. In addition, rent expense which is a component of Gross Profit, increased as a percent of sales for the Wal-Mart division. This was due to approximately 42 vision centers entering the "3-year option period" of the Wal-Mart lease. The option period effectively increases each location's minimum rent requirement. We expect this trend of increased rent to continue as additional Wal-Mart locations enter the "option period" of their lease.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) decreased to $39.1 million in the Current Three Months from $45.8 million for the Prior Three Months. The dollar decrease was primarily the result of fewer payroll, depreciation and other expenses due to the above-mentioned store closures. SG&A expense also decreased as a percent of sales from 55.0% in the Prior Three Months to 52.3% in the Current Three Months.

     The percentage decrease in SG&A was due to the following:

o A 2.1% decrease in retail and field supervision payroll costs. This is primarily the result of the store closures in 2000. The closed stores had higher payroll costs as a percent of sales.

o A 1.9% decrease in depreciation and amortization costs due to the third quarter 2000 goodwill impairment of $100.8 million, and fixed asset impairment of $12.0 million.

     These decreases were partially offset by:

o an increase in third-party processing costs as a result of increased managed care sales and receipts,

o an increase in group health benefit costs due to increased claims experience, and

o    an  increase  in  workers'   compensation   costs,  due  to  rising  claims
     experience.

     IMPAIRMENT LOSS, RESTRUCTURING EXPENSE AND REORGANIZATION ITEMS. In the first quarter of 2000, the Company recorded a noncash pre-tax charge of approximately $2.7 million primarily related to the impairment of leasehold improvements and furniture and fixtures in 91 closed stores.

     Also, in the first quarter of 2000, the Company recorded a $1.6 million reserve for anticipated closing costs of stores. This charge was comprised of $1.4 million in lease termination costs and $239,000 in severance and other closing costs.

     Generally accepted accounting principles require that these charges, incurred prior to the Company's filing for Chapter 11 protection, be presented as components of operating income. Charges of this nature incurred subsequent to the Company's Chapter 11 filing are presented below operating income as "Reorganization Items." Results for the first quarter of 2001 include charges which were incurred after the Company's Chapter 11 filing. The table below summarizes these charges: (amounts in thousands)

                                                      First Quarter 2001
                                                      ------------------
       Impairment of fixed assets                        $      33
       Provision for rejected leases                           697
       Other store closing costs                                37
       Professional fees                                     1,008
       Interest income on accumulated cash                     (89)
       Other reorganization costs                              103
                                                         ---------
                                                         $   1,789
                                                         =========

     OPERATING INCOME. Operating income for the Current Three Months prior to restructuring reserves and the impairment loss on long-lived assets, increased to $1.1 million from $0.7 million in the Prior Three Months. Operating income as a percentage of sales prior to the restructuring reserve and the impairment loss was 1.5% in the Current Three Months, compared to 0.8% in the Prior Three Months. This increase was primarily due to the closure of the 91 freestanding locations and the Sam's Club locations.

     INTEREST EXPENSE. Interest Expense decreased to $0.7 million compared to $5.3 million in the Prior Three Months. As a result of the Chapter 11 filing, the Company stopped accruing interest on unsecured debt until we emerge from Chapter 11 or it becomes probable that we will pay these amounts as part of a plan of reorganization. Contractual interest for the first quarter of 2001 was $5.1 million.

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

     BENEFIT FOR INCOME TAXES. Vista recorded a pre-tax operating loss of $1.4 million in the Current Three Months. The resulting income tax benefit was approximately $0.5 million. We have established a valuation allowance equal to the amount of the tax benefit.

     NET INCOME. The Company posted a net loss of $1.4 million, or ($0.07) per share, versus a net loss of $12.3 million, or ($0.58) per share, in the Prior Three Months.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital needs have been for operating expenses, capital expenditures and interest expense. Our sources of capital have been cash flow from operations and borrowings under our credit facilities.

     On April 5, 2000, the Company filed for protection under Chapter 11. The Bankruptcy Court permitted the Company to enter into a Debtor-in-Possession ("DIP") Credit Facility. As of March 31, 2001, the Company had borrowed a total of $12.9 million (inclusive of the $12.5 million term loan portion) under the DIP Facility. The term of the DIP Facility expires on May 31, 2001.

     The Company believes that the DIP Facility will provide it with adequate liquidity to conduct its operations while it awaits confirmation of its reorganization plan. The Company is currently working to establish a secured, revolving credit facility which will replace the DIP Facility (the "Exit Facility"). As of May 15, 2001, the Company was finalizing the terms of the Exit Facility. It is anticipated that the proposed Exit Facility will have a term of 3 years, bear interest at the prime rate plus 0.25% per annum or at LIBOR plus 2.50% and, subject to customary terms and conditions, is expected to provide availability of $9.5 million, inclusive of letter of credit requirements. The Exit Facility should provide the Company with adequate liquidity upon emergence from bankruptcy. However, no assurances can be given that the Exit Facility will be finalized or that it will be completed with the terms discussed above.

     In March 2001, the Company filed a plan or reorganization with the bankruptcy court. Management expects the plan to be approved in the second quarter of 2001. In the Company's plan or reorganization, Liabilities Subject to Compromise are estimated to be $175 million and are expected to be converted, at approximately 80% of face value, into a combination of new secured notes and common stock. The secured notes will have a face value of $120 million and will pay interest of 12% twice a year at the end of March and September. The notes have an eight year duration with principal repayments based on excess cash balances available at each interest payment date. It also provides for the cancellation of the Company's current Common Stock.

     If the plan of  reorganization  is approved by the  Bankruptcy  Court,  the
Company will adopt "fresh start" accounting principles as contained in the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." "Fresh Start" accounting principles require that we determine the reorganization value of the reorganized Company. The Company's reorganization value is based on financial projections developed by the Company, the credit committee and their respective financial advisors. Such projections were submitted to the court and to creditors for review via the Company's disclosure statement accompanying the proposed Reorganization Plans. The reorganization value will be allocated, based on estimated fair values to specific identifiable assets of the Company. To the extent that the reorganization value of the Company exceeds the value of the specific identifiable assets, the Company will record an intangible asset.

     We do not know whether the reorganization plan will be approved, or if it is approved, whether it will succeed. If the Company is successful in restructuring its debt obligations and its equity, the Company may trigger limitations on certain tax net operating loss carry-forwards.

     Under the proposed plan of reorganization, it is the Company's intent to use cash reserves for its ongoing operations and for payment of interest expense and repayment of principal on the Company's outstanding debt. Subsequent to the first quarter of 2001, the Company has repaid approximately $7.0 million of principal on the DIP Facility.

     In April 2001, the Company finalized the sale of its freestanding operations for consideration of $7.5 million, consisting of $6.0 million in cash and $1.5 million in notes receivable. The Company anticipates that cashflow from operations will improve with the disposition of the freestanding operations.

     We plan, as of April 1, 2001, to open one Wal-Mart vision center during the remainder of 2001. We may open up to six additional vision centers dependent upon liquidity, construction schedules and other constraints. For each of our new vision centers, we typically spend between $100,000 and $140,000 for fixed assets and approximately $25,000 for inventory.

RISK FACTORS

     Any expectations, beliefs, and other non-historical statements contained in this Form 10-Q are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales levels, any statements regarding the continuation of historical trends, and any statements regarding the Company's liquidity. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the factors described as "Risk Factors" in the Company's Report on Form 10-K for 2000 could materially affect the Company's actual results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Market risk is the potential change in an instrument's value cause by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company's risk managment policies. We manage market risk on the basis of an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment.

Interest Rate Risk

     The Company borrows long-term debt under our credit facility at variable interest rates. We therefore incur the risk of increased interest costs if interest rates rise.

Foreign Exchange Rate Risk

     Historically, Mexico qualified as a highly inflationary economy under the provisions of SFAS No. 52, "Foreign Currency Translation". Consequently, in 1997, the financial statements of the Mexico operation were remeasured with the U.S. dollar as the functional currency. Since 1997, we have recorded immaterial losses because of changes in foregin currency rates between the peso and the U.S. dollar.

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

     ***Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

 (b) Reports on Form 8-K.

         The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:

         Date of Report           Item Reported      Financial Statements Filed
      -----------------        -------------      --------------------------
      February 23, 2001              5                    None
      March 15, 2001                 5                    None
      March 16, 2001                 5                    None

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

                                              May 15, 2001