Form 10-Q
period 2001-06-30
NATIONAL VISION INC
filed 2001-08-14
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period	Commission File
ended June 30, 2001	Number 0-20001

NATIONAL VISION, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1910859
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

296 Grayson Highway
Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 822-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes     /X/        No     /_ /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        Yes     /X/       No      /_ /

The number of shares of Common Stock of the registrant outstanding as of August 1, 2001 was 5,000,000, including shares which are part of the disputed claims reserve in the registrant’s Chapter 11 Case.

FORM 10-Q INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets -
	Successor – June 30, 2001	3
	Predecessor – December 30, 2000

	Condensed Consolidated Statements of Operations -
	Successor – One Month Ended June 30, 2001	5
	Predecessor – Two Months Ended June 2, 2001
	Predecessor – Three Months Ended July 1, 2000

	Successor – One Month Ended June 30, 2001
	Predecessor – Five Months Ended June 2, 2001
	Predecessor – Six Months Ended July 1, 2000

	Condensed Consolidated Statements of Cash Flows -
	Successor – One Month Ended June 30, 2001	7
	Predecessor – Five Months Ended June 2, 2001
	Predecessor – Six Months Ended July 1, 2000

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion And Analysis Of
	Financial Condition And Results Of Operations	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30

PART II	OTHER INFORMATION	30

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits And Reports On Form 8-K	31

Signatures		32

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 30, 2000
(In thousands except share information)

	Successor	Predecessor
	June 30, 2001	December 30, 2000
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$10,342	$8,066
Accounts receivable
(net of allowance: 2001 - $7,505; 2000 - $5,744)	7,493	10,119
Inventories	19,157	31,478
Other current assets	1,331	1,590

Total current assets	38,323	51,253

Property And Equipment:
Equipment	16,583	47,187
Furniture and fixtures	6,237	23,272
Leasehold improvements	5,480	18,664
Construction in progress	713	540

	29,013	89,663
Less accumulated depreciation	(910)	(60,092)

Net property and equipment	28,103	29,571

Other Intangible Assets
(net of accumulated amortization: 2001 - $558)	109,149	--

Other Assets And Deferred Costs (net of
accumulated amortization: 2001-$43; 2000 - $4,833)	1,819	9,679

Deferred Income Tax Assets	385	385

	$177,779	$90,888

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)

Liabilities Not Subject to Compromise:

Current Liabilities:
Accounts payable	$5,634	$783
Accrued expenses and other current liabilities	27,712	19,693
Revolving credit facility and term loan	--	12,911
Current portion, other long-term debt	85	--

Total current liabilities	33,431	33,387

Senior Notes	120,000	--

Liabilities Subject to Compromise	--	170,824

Commitments And Contingencies	--	--

Shareholders’ Equity/(Deficit):
Preferred stock, $1 par value; 5,000,000 shares
authorized, none issued	--	--
Common stock, $0.01 par value; 100,000,000
shares authorized, 21,169,103 shares issued
and outstanding as of December 30, 2000
(Predecessor)	--	211
Common stock, $0.01 par value;
10,000,000 shares authorized,
5,000,000 shares issued and outstanding
as of June 30, 2001 (see note 2)	50	--
Additional paid-in capital	24,950	47,387
Retained deficit	(711)	(156,848)
Accumulated other comprehensive income	59	(4,073)

Total shareholders’ equity/(deficit)	24,348	(113,323)

	$177,779	$90,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Successor	Predecessor

	One month ended	Two months ended	Three months ended
	June 30, 2001	June 2, 2001	July 1, 2000

Net sales	$ 18,606	$ 45,822	$ 78,783
Cost of goods sold	8,295	20,236	36,287

Gross profit	10,311	25,586	42,496
Selling, general & administrative expense	9,913	22,006	42,424

Operating income	398	3,580	72
Interest expense	1,109	411	917

Earnings/(loss) before reorganization items & taxes	(711)	3,169	(845)
Reorganization items and fresh-start adjustments	--	(94,361)	4,379

Earnings/(loss) before taxes & extraordinary items	(711)	97,530	(5,224)
Income tax benefit	--	--	--

Net earnings/(loss) before extraordinary items	(711)	97,530	(5,224)
Extraordinary items, net of tax	--	17,182	(827)

Net earnings / (loss)	$ (711)	$ 114,712	$ (6,051)

Basic and diluted earnings/(loss) per share:
Earnings/(loss) before extraordinary item	$ (0.14)	$ 4.61	$ (0.25)
Extraordinary items, net	--	0.81	(0.04)

Net earnings / (loss) per share	$ (0.14)	$ 5.42	$ (0.29)

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Successor	Predecessor

	One month ended	Five months ended	Six months ended
	June 30, 2001	June 2, 2001	July 1, 2000

Net sales	$ 18,606	$ 120,557	$ 161,963
Cost of goods sold	8,295	54,761	73,032

Gross profit	10,311	65,796	88,931
Selling, general & administrative expense	9,913	61,077	88,183
Impairment loss on long-lived assets	--	--	2,684
Restructuring expense	--	--	1,601

Operating income / (loss)	398	4,719	(3,537)
Interest expense	1,109	1,150	6,247

Earnings / (loss) before reorganization items & taxes	(711)	3,569	(9,784)
Reorganization items and fresh-start adjustments	--	(92,573)	4,379

Earnings / (loss) before taxes & extraordinary items	(711)	96,142	(14,163)
Income tax benefit	--	--	--

Net earnings / (loss) before extraordinary items	(711)	96,142	(14,163)
Extraordinary items, net of tax	--	17,182	(827)
Cumulative effect, net	--	--	(3,378)

Net earnings / (loss)	$ (711)	$ 113,324	$ (18,368)

Basic and diluted earnings/ (loss) per share:
Earnings before extraordinary item	$ (0.14)	$ 4.54	$ (0.67)
Extraordinary item, net	--	0.81	(0.04)
Cumulative effect, net	--	--	(0.16)

Net earnings / (loss) per share	$ (0.14)	$ 5.35	$ (0.87)

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Successor	Predecessor

	One month ended	Five months ended	Six months ended
	June 30, 2001	June 2, 2001	July 1, 2000

Cashflow from operating activities:
Net income/(loss)	$ (711)	$ 113,324	$ (18,368)
Adjustments to reconcile net income/(loss) to cash
provided by operating activities:
Depreciation & amortization	1,511	4,808	9,498
Impairment of long-lived assets	-	-	2,684
Restructuring reserve	-	-	1,601
Reorganization items	-	17,790	4,380
Cumulative effect	-	-	3,378
Fresh start adjustments	-	(110,363)	-
Extraordinary item	-	(17,182)	827
Changes in operating assets & liabilities, net of effects of dispositions and fresh start adjustments:
Receivables	982	(1,123)	(3,330)
Inventories	709	1,440	1,461
Other current assets	(553)	597	896
Other assets	258	(84)	489
Accounts payable	3,772	1,210	8,752
Accrued expenses	(3,294)	(853)	3,809

Total adjustments	3,385	(103,760)	34,445

Net cash provided by operating activities	$ 2,674	$ 9,564	$ 16,077

Cashflow from investing activities:
Proceeds from sale of freestanding operations	-	5,656	-
Purchase of property & equipment	(335)	(2,084)	(3,241)

Net cash provided by/ (used in) investing activities	$ (335)	$ 3,572	$ (3,241)

Net cash from financing activities:
Advances on revolver	17,130	125,063	159,487
Payments on revolver	(20,130)	(134,975)	(165,884)
Payment of financing costs	(150)	(125)	(718)
Principal payments on other long-term debt	(12)	-	(830)

Net cash used in financing activities	$ (3,162)	$ (10,037)	$ (7,945)

Net increase/(decrease) in cash	(823)	3,099	4,891
Cash, beginning of period	11,165	8,066	2,886

Cash, end of period	$ 10,342	$ 11,165	$ 7,777

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

(1)	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision, Inc. (f.k.a. Vista Eyecare, Inc., "National Vision" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. Certain amounts in the July 1, 2000  Condensed Consolidated Financial Statements have been reclassified to conform to the June 30, 2001 presentation.

Due to the Company’s emergence from bankruptcy and implementation of fresh start accounting principles, the Condensed Consolidated Financial Statements for the reorganized company as of June 2, 2001 and for the periods subsequent to June 2, 2001 will not be comparable to those of the Company for the periods prior to June 2, 2001. Although the Company’s plan of reorganization became effective on May 31, 2001, for financial reporting purposes the effective date of the plan of reorganization is considered to be June 2, 2001. The results of operations for the period from May 31, 2001 through June 2, 2001 were not material.

A black line has been drawn between the accompanying Condensed Consolidated Balance Sheets as of June 30, 2001 and December 30, 2000 to distinguish for accounting purposes between the reorganized company ("Successor") and the company prior to emergence from bankruptcy ("Predecessor").

The independent public accountants of the Company have qualified their report on the Company’s 2000 financial statements due to their doubt as to the ability of the Company to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in these financial statements, the Company has incurred losses prior to and during bankruptcy. In addition, the Company emerged from Chapter 11 protection under  the U.S. Bankruptcy Code on May 31, 2001 and has not had significant operations as a reorganized entity. These matters raise substantial doubt about the ability of National Vision, Inc. to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is suggested that unaudited interim condensed consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.
(2)	BANKRUPTCY PROCEEDINGS AND FRESH START ADJUSTMENTS

Proceedings Under Chapter 11 of the Bankruptcy Code

On April 5, 2000, the Company and ten of its subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 (the "Chapter 11 Cases"). In March 2001, the Debtors filed a plan of reorganization (the "Plan") for the Chapter 11 Cases. The Plan was subsequently accepted by the required percentage of creditors entitled to vote on the Plan and was confirmed by the bankruptcy court by its order entered on May 18, 2001. On May 31, 2001, after securing a new revolving credit facility with Fleet Capital Corporation, the Company emerged from bankruptcy.

The Plan provided for the conversion of the Company’s pre-petition unsecured claims into new secured notes and common stock. The secured notes have a face value of $120 million and provide for the payment of interest of 12% twice a year at the end of March and September. The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted for existing cash balances, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001. The principal repayments are to be made by the end of the second month subsequent to the measurement date. Five million shares of new common stock, par value $0.01, were issued based on the Company’s reorganization value . Under the Plan, former shareholders received no value for their interests, consequently, all predecessor common stock securities were cancelled.

The gain on cancellation of indebtedness aggregated $17.2 million before tax and has been treated as an extraordinary item in the accompanying Condensed Consolidated Statements of Operations for the period ended June 2, 2001.

At June 30, 2001 a portion of the new notes and equity were not distributed to creditors whose claims were disputed. The interests of creditors whose claims were not resolved upon the Company’s emergence from Chapter 11, were provided for in the Company’s disputed claim reserve. The notes and equity are effectively held in trust for the benefit of the creditors, and will be appropriately distributed upon resolution of disputed claims.

In accounting for the effects of the reorganization, the Company adopted "fresh start" accounting principles as contained in the American Institute of Certified Public Accountant’s Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 was applicable because pre-reorganization shareholders received none of the Company’s new common stock and the reorganization value of the assets of the successor company was less than the total pre-petition liabilities allowed plus post-petition liabilities.

"Fresh Start" accounting principles require that we determine the reorganization value of the reorganized Company. The Company’s reorganization value was developed by the Company, the Official Committee of Unsecured Creditors and their respective financial advisors. The reorganization value was based on a calculation of the present value of the free cash flows under the Company’s financial projections, including an assumption of a terminal value. Such projections were submitted to the court and to creditors for review via the Company’s disclosure statement accompanying the Plan.

The above summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan which is incorporated herein by reference to the Company’s Application for Qualification of Indenture on Form T-3 filed on May 31, 2001.

In the allocation of the reorganization value, the Company’s tangible and intangible assets were recorded at their assumed fair value. Other intangible assets approximating $110 million were established as part of fresh start accounting and will be amortized over 15 years using the straight-line method.

Changes to the fair value of the Company’s identifiable assets totaled $110.4 million. This amount was recognized as a gain in the Predecessor’s statement of operations and is detailed below: (amounts in thousands)

Increase /(Decrease)

Inventory	(700)
Property, plant and equipment, net	1,942
Other assets	(586)
Other intangible assets	109,707

Total fair value adjustments	$ 110,363

The application of fresh start accounting on the Predecessor Company’s June 2, 2001 balance sheet is as follows:   (amounts in thousands)

	Before							Reorganized
	Fresh Start	Extinguishment		New issuance		Fair value		Balance Sheet
	June 2, 2001	of debt		Notes / Stock		adjustments		June 2, 2001

Cash & cash equivalents	$ 11,165							$ 11,165
Accounts receivable	8,475							8,475
Inventory	20,566					(700)	(e)	19,866
Other current assets	778							778

Total current assets	40,984	--		--		(700)		40,284

Property, plant & equipment
Gross property, plant & equipment	89,599					(60,914)		28,685
Accumulated depreciation	(62,856)					62,856		--

Property, plant & equipment, net	26,743	--		--		1,942	(f)	28,685

Other assets and deferred costs	9,551	(7,063)	(a)			(586)	(g)	1,902
Deferred tax asset	385							385
Other intangible assets	--					109,707	(h)	109,707

Total assets	$ 77,663	(7,063)		--		110,363		$ 180,963

Liabilities not subject to compromise:
Current liabilities
Accounts payable	$ 1,858							$ 1,858
Accrued expenses	28,608	2,300	(b)					31,008

Total current liabilities	30,466	2,300		--		--		32,866

Revolving credit facility	3,000							3,000
Senior notes	--			120,000	(d)			120,000
Other debt	--	97	(b)					97

Liabilities subject to compromise	171,642	(171,642)	(b)					--

Stockholders’ equity
Common stock	211			50	(d)	(211)	(i)	50
Additional paid-in capital	47,387			24,950	(d)	(47,387)	(i)	24,950
Retained earnings	(171,070)	17,182	(c)			153,889	(i)	--
Other comprehensive income	(4,073)					4,073	(i)	--

Total stockholders’ equity	(127,545)	17,182		25,000		110,363		25,000

Total liabilities and stockholders’ equity	$ 77,663	(152,063)		145,000		110,363		$ 180,963

  Elimination of deferred financing costs associated with the senior notes being cancelled as part of the plan of reorganization.

  Elimination of pre-petition liabilities. Cash claims of $2.3 million were accrued as well as assumed capital leases totaling $97,000.

  Gain on extinguishment of debt is calculated as follows:

Liabilities subject to compromise	$ 169,245
Deferred financing costs related to cancelled senior notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$ 17,182

  Issuance of new senior notes, totaling $120 million, and the issuance of 5,000,000 shares of new common stock with par value of $0.01. The reorganization value was derived from a recovery analysis filed in the bankruptcy court in connection with the Plan. The components of the reorganized value are shown below: (amounts in thousands)

Reorganized value:
New Debt	$120,000
New Equity	25,000

Reorganization value	$145,000

  Reduction of inventory for a change in accounting policy related to the capitalization of freight costs and certain business supplies.
  Net increase in fixed assets is the result of fair value adjustments increasing equipment by approximately $3.4 million and decreasing certain leaseholds and furniture and fixtures by $1.5 million.
  Elimination of all intangibles with the exception of the California HMO licenses.
  Establishment of other intangible assets to be amortized over 15 years using the straight-line method.
  Elimination of Predecessor equity.

(3)	LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

As part of fresh start accounting, liabilities subject to compromise in the amount of $169 million were exchanged for new notes and common stock as part of the discharge of debt in the bankruptcy. These liabilities are identified below: (amounts in thousands)

	June 2, 2001	December 30, 2000
Accounts payable	$ 27,830	$ 25,856
Accrued expenses and provision for rejected contracts	2,359(a)	5,859
Senior notes, net of discount, including accrued interest	131,356	131,266
Other long-term debt and capital lease obligations	7,700(b)	7,843

	$ 169,245	$ 170,824

  This amount is net of an accrual for claims to be paid in cash of approximately $2.3 million.
  This amount is net of $97,000 worth of capital leases assumed to continue after emergence from bankruptcy.

In accordance with SOP 90-7, the Predecessor company recorded all transactions incurred as a result of the Chapter 11 Cases as reorganization items. The table below summarizes these items: (amounts in thousands)

	Two Months	Three Months	Five Months	Six Months
	Ended	Ended	Ended	Ended
	June 2, 2001	July 1, 2000	June 2, 2001	July 1, 2000

Fresh start adjustments	$ (110,363)	$ --	$ (110,363)	$ --
Impairment of fixed assets	--	333	33	333
Provision for rejected leases	895	1,834	1,592	1,834
Loss on sale of freestanding division	9,688	--	9,688	--
Other store closing costs	495	419	532	419
Professional fees	1,000	1,156	2,008	1,156
Retention plan	3,231	549	3,231	549
Interest income	(38)	(48)	(127)	(48)
Letter of credit reserve on DIP Facility	197	--	197	--
Other reorganization items	534	136	636	136

Total reorganization items	$ (94,361)	$ 4,379	$ (92,573)	$ 4,379

The loss on the disposition of the freestanding division of  $9.7 million was comprised of:

    impairments of certain assets not acquired by the buyer,
    accrued costs for freestanding employees for severance and health care costs for periods after the sale, and other contracted expenses for which the Company will receive no future benefit.

(4)	DISPOSITION OF FREESTANDING OPERATIONS

On April 20, 2001, the Company completed the sale of its freestanding retail operations to Vista Acquisition LLC (the "Buyer"). We received consideration of approximately $7.0 million, consisting of $5.7 million in cash and $1.3 million in notes receivable. The assets sold consisted primarily of furniture, fixtures and inventory at approximately 200 freestanding locations and inventory and equipment at the Fullerton, California laboratory/distribution center.

In a related transaction, the Company agreed to sell to the Buyer its interest in a subsidiary for a $1.0 million note receivable. This subsidiary owns a portion of the equipment in approximately half of the freestanding locations sold. This transaction is expected to close in the fall of 2001. For purposes of the unaudited pro forma financial information, these transactions have been combined.

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

	Two months ended June 2, 2001				Three months ended July 1, 2000

	As reported	Adjustments	Pro forma		As reported	Adjustments	Pro forma

Net sales	$45,822	(4,386)	$41,436		$78,783	(15,126)	$63,657
Gross profit	$25,586	(2,199)	$23,387		$42,496	(8,401)	$34,095
Operating income	$3,580	(264)	$3,316		$72	2,689	$2,761
EBITDA prior to		$
significant provisions	$5,472	(283)	$5,189		$4,741	950	$5,691

	Five months ended June 2, 2001				Six months ended July 1, 2000

	As reported	Adjustments	Pro forma		As reported	Adjustments	Pro forma

Net sales	$120,557	(18,215)	$102,342		$161,963	(33,038)	$128,925
Gross profit	$65,796	(9,051)	$56,745		$88,931	(18,592)	$70,339
Operating income/(loss)	$4,719	3,026	$7,745		$(3,537)	10,437	$6,900
EBITDA prior to				$
significant provisions	$9,493	2,941	$12,434		$10,113	2,650	$12,763

EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA prior to significant provisions is calculated as EBITDA prior to restructuring expense, impairment on long-lived assets, reorganization items, extraordinary items and the cumulative effect of a change in accounting principle.

The above pro forma information is intended to represent the Company’s consolidated operations excluding the freestanding operations sold or closed over the past two years. It does not exclude other operations that we actually closed and disposed of during the bankruptcy proceedings, including the Sam’s Club stores and Meijer Thrifty Acres stores. As such, the pro forma information is not necessarily indicative of the future financial results of the Company’s ongoing operations. Historical pro forma results of operations for the Company’s ongoing businesses are presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

(5)	LONG-TERM DEBT

In May 2001, the Company’s secured revolving credit facility with Foothill Capital expired and was replaced with a senior secured revolving Credit Facility (the "Exit Facility") from Fleet Capital Corporation. The Exit Facility has a term of three years, bears interest at the prime rate plus 0.25% per annum or at LIBOR plus 2.5%, and, subject to customary terms and conditions, provides availability of an estimated $9.4 million, inclusive of letter of credit requirements.

(6)	CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues. Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received. In response to SAB 101, the Company is required to recognize revenue upon delivery of the product. The amount of cash received at the time the customer’s order is placed is recorded as a deposit liability and is presented within accrued liabilities. The effect of this change in accounting principle was applied cumulatively as of the beginning of 2000 and totaled $3.4 million.
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

	Successor	Predecessor

	One month	Two months	Three months
	ended	ended	ended
	June 30, 2001	June 2, 2001	July 1, 2000

Net earnings /(loss) before extraordinary items	$ (711)	$ 97,530	$ (5,224)
Extraordinary items, net	--	17,182	(827)

Net earnings /(loss)	$ (711)	$ 114,712	$ (6,051)

Weighted average shares outstanding, basic and diluted	5,000	21,169	21,179

Basic and Diluted loss per share:

Net earnings /(loss) before extraordinary items	$ (0.14)	$ 4.61	$ (0.25)
Extraordinary items	--	0.81	(0.04)

Net earnings /(loss) per share	$ (0.14)	$ 5.42	$ (0.29)

	Successor	Predecessor

	One month	Five months	Six months
	ended	ended	ended
	June 30, 2001	June 2, 2001	July 1, 2000

Net earnings /(loss) before cumulative effect
and extraordinary items	$ (711)	$ 96,142	$ (14,163)
Cumulative effect , net	--	--	(3,378)
Extraordinary items, net	--	17,182	(827)

Net earnings /(loss)	$ (711)	$ 113,324	$ (18,368)

Weighted average shares outstanding, basic and diluted	5,000	21,169	21,174

Basic and Diluted loss per share:

Net earnings /(loss) before cumulative effect
and extraordinary item	$ (0.14)	$ 4.54	$ (0.67)
Cumulative effect	--	--	(0.16)
Extraordinary items	--	0.81	(0.04)

Net earnings /(loss) per share	$ (0.14)	$ 5.35	$ (0.87)

No outstanding options were included in the above calculation as their impact would be anti-dilutive.

(8)	SUPPLEMENTAL DISCLOSURE INFORMATION

Inventory balances, by classification, may be summarized as follows: (amounts in thousands)

	Successor June 30, 2001	Predecessor December 30, 2000

Raw Material	$ 13,942	$ 22,175
Finished Goods	4,766	8,153
Supplies	449	1,150

	$ 19,157	$ 31,478

Prior to emergence from bankruptcy, we stopped accruing interest on unsecured debt. Contractual interest for the two and five months ending June 2, 2001 was $3.0 million and $8.1 million, respectively. Contractual interest for the three and six months ended July 1, 2000 was $5.2 million. The components of interest expense, net, may be summarized as follows: (amounts in thousands)

	Successor	Predecessor

	One month ended	Two months ended	Three months ended
	June 30, 2001	June 2, 2001	July 1, 2000

Interest expense on debt
and capital leases	$ 1,133	$ 246	$ 739
Finance fees and amortization of
deferred financing costs	11	159	187
Interest income	(37)	--	(2)
Other	2	6	(7)

	$ 1,109	$ 411	$ 917

	Successor	Predecessor

	One month ended	Five months ended	Six months ended
	June 30, 2001	June 2, 2001	July 1, 2000

Interest expense on debt
and capital leases	$ 1,133	$ 805	$ 5,749
Finance fees and amortization of
deferred financing costs	11	349	512
Interest income	(37)	--	(3)
Other	2	(4)	(11)

	$ 1,109	$ 1,150	$ 6,247

Interest expense, net excludes interest income of $38,000 and $127,000 for the two and five months ended June 2, 2001, respectively. These amounts were treated as reorganization items. (See Note 3 to Condensed Consolidated Financial Statements.)

The reserve for account receivable reflects uncertainty in the collection of certain third party insurance claims and other receivables.  A substantial portion of the reserves arise from

1.  receivables related to the freestanding business which was disposed of by the Company in April 2001,

2.  certain older receivables sent to an outside collection agency, and

3.  a general increase in third party reserves as the Company transitions to a new processing environment.
(9)	COMPREHENSIVE INCOME

Comprehensive income (loss), which consists of net income and foreign currency translation adjustments, was a loss of approximately $652,000 and income of $114.7 million for the one month and two months ended June 30, 2001 and June 2, 2001, respectively, and a loss of approximately $6.1 million for the three months ended July 1, 2000. Comprehensive income was approximately $113.3 million and a loss of $18.4 million for the five months and six months ended June 2, 2001 and July 1, 2000, respectively.

(10)	NEW ACCOUNTING PRONOUNCEMENTS

Effective July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles" effective the beginning of fiscal year 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates amortization of goodwill and requires acquired intangibles to be separately recognized. Goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company has not yet determined the impact of adoption of these statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Proceedings Under Chapter 11 of the Bankruptcy Code

On April 5, 2000, the Company and ten of its subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 (the "Chapter 11 Cases"). In March 2001, the Debtors filed a plan of reorganization (the "Plan") for the Chapter 11 Cases. The Plan was subsequently accepted by the required percentage of creditors entitled to vote on the Plan and was confirmed by the bankruptcy court by its order entered on May 18, 2001. On May 31, 2001, after securing a new revolving credit facility with Fleet Capital Corporation, the Company emerged from bankruptcy.

Under the Plan, the Company’s pre-petition unsecured claims were converted into new secured notes and common stock. The secured notes have a face value of $120 million and will provide for the payment of interest of 12% twice a year at the end of March and September. The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted for existing cash balances, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001. The principal repayments are made by the end of the second month subsequent to the measurement date. The Company can provide no assurance as to whether it will generate sufficient cash to make such principal repayments or as to the amount of any such repayments. Five million shares of new common stock, par value $0.01, were issued based on the Company’s reorganization value. Under the Plan, former shareholders received no value for their interests, consequently, all common stock issued prior to emergence from bankruptcy was cancelled.

The Company’s reorganization value was developed by the Company, the Official Committee of Unsecured Creditors and their respective financial advisors. The reorganization value was based on a calculation of the present value of the free cash flows under the Company’s financial projections, including an assumption of a terminal value. Such projections were submitted to the court and to creditors for review via the Company’s disclosure statement accompanying the Plan. The allocation of the Company’s reorganization value is shown below:

Reorganized value:
New Debt	$120,000
New Equity	25,000

Reorganization value	$145,000

No assurances can be given as to the price at which the securities of the Company may trade (See Part II, Item 5, "Other Information"), and such prices may be materially different from the reorganization value prepared in connection with the Plan.

Results Of Operations

The Company emerged from Chapter 11 on May 31, 2001 and implemented "fresh start" accounting as of June 2, 2001. Results of operations for the period from May 31, 2001 through June 2, 2001 were not material. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods. However, for purposes of this discussion, the Successor results of one month ended June 30, 2001 have been combined with the Predecessor results of two and five months ended June 2, 2001 and then compared to the Predecessor results for the three and six months ended July 1, 2000, respectively. Differences between periods due to fresh start accounting are explained when necessary. EBITDA, prior to significant provisions, represents earnings before interest, taxes, depreciation and amortization, as well as, restructuring expenses, reorganization items and other bankruptcy and store closing charges. These periods are summarized in the following tables:

National Vision, Inc.
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three months ended	Three months ended
	June 30, 2001	July 1, 2000

Net sales	$ 64,428	$ 78,783
Cost of goods sold	28,531	36,287

Gross profit	35,897	42,496
Selling, general & administrative expense	31,919	42,424

Operating income	3,978	72
Interest expense	1,520	917

Earnings/ (loss) before reorganization items & taxes	2,458	(845)
Reorganization items and fresh-start adjustments	(94,361)	4,379

Earnings/(loss) before taxes & extraordinary item	96,819	(5,224)
Income tax benefit	--	--

Net earnings / (loss) before extraordinary items	96,819	(5,224)
Extraordinary items, net of tax	17,182	(827)

Net earnings / (loss)	$ 114,001	$ (6,051)

EBITDA prior to significant provisions	$ 7,415	$ 4,761

	Six months ended	Six months ended
	June 30, 2001	July 1, 2000

Net sales	$ 139,163	$ 161,963
Cost of goods sold	63,056	73,032

Gross profit	76,107	88,931
Selling, general & administrative expense	70,990	88,183
Impairment loss on long-lived assets	--	2,684
Restructuring expense	--	1,601

Operating income / (loss)	5,117	(3,537)
Interest expense	2,259	6,247

Earnings/ (loss) before reorganization items & taxes	2,858	(9,784)
Reorganization items and fresh-start adjustments	(92,573)	4,379

Earnings / (loss) before taxes & extraordinary items	95,431	(14,163)
Income tax benefit	--	--

Net earnings / (loss) before extraordinary items	95,431	(14,163)
Extraordinary items, net of tax	17,182	(827)
Cumulative effect, net		(3,378)

Net earnings / (loss)	$ 112,613	$ (18,368)

EBITDA prior to significant provisions	$ 11,436	$ 10,246

The Company’s results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At June 30, 2001, the Company operated 503 vision centers, versus 804 vision centers at July 1, 2000, summarized as follows:

	June 30, 2001	July 1, 2000
Wal-Mart vision centers in US	398	391
Wal-Mart vision centers in Mexico	30	27
Fred Meyer vision centers	55	55
Military base vision centers	20	18
Freestanding stores	--	231
Vision Centers in Sam’s Clubs	--	73
Meijer Thrifty Acres vision centers	--	9

	503	804

Three Months Ended June 30, 2001 (the "Current Three Months") Compared To Three Months Ended July 1, 2000 (the "Prior Three Months")

Consolidated Results

Net Sales. The Company recorded net sales of $64.4 million in the Current Three Months, a decrease of 18% from sales of $78.8 million in the Prior Three Months. Sales decreased due to the following:

    Since April 2000, the Company has closed all of its freestanding stores, including the April 2001 sale of approximately 200 freestanding stores. These stores had sales of $15.1 million in the second quarter of 2000 versus $4.4 million in the same period in 2001.
    The Company closed all of its Sam’s Club operations in the third quarter of 2000. These locations had sales of $4.2 million in the second quarter of 2000.

Comparable store sales in the Company’s domestic host businesses increased 1% over levels recorded in the Prior Three Months. In addition, managed care sales increased as a percent of total sales in the Current Three Months compared with the same period a year ago.

Gross Profit. In the Current Three Months, gross profit decreased to $35.9 million from $42.5 million in the Prior Three Months. This decrease in gross profit dollars was primarily driven by a reduction in sales caused by the closure of the freestanding locations and the Sam’s Club locations. Gross margin as a percent of sales increased to 55.7% from 54.0% in the Prior Three Months. Gross margin percentage was positively impacted by an increase in eyeglass margins, resulting from the introduction and repositioning of certain eyeglass lens items and additional price-point options placed on the frame boards. This improvement was offset by increases in rent expense (which is a component of gross profit) as a percent of sales for the Wal-Mart division. This was due to approximately 46 vision centers entering the "3-year option period" of the Wal-Mart lease. The option period effectively increases each location’s minimum rent requirement. We expect this trend of increased rent to continue as additional Wal-Mart locations enter the "option period" of their lease.

Selling, General, And Administrative Expense ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) decreased to $31.9 million in the Current Three Months from $42.4 million for the Prior Three Months. The dollar decrease was primarily the result of fewer payroll, depreciation and other expenses due to the above-mentioned store closures. SG&A expense also decreased as a percent of sales from 53.8% in the Prior Three Months to 49.5% in the Current Three Months.

The percentage decrease in SG&A was primarily the result of a 2.1% decrease in retail and field supervision payroll costs as a percent of sales. This is primarily the result of the closure of the freestanding stores which had higher payroll costs as a percent of sales. This decrease was partially offset by 1) an increase in third-party processing costs as a result of increased managed care sales and receipts, 2) an increase in advertising expenditures in the Current Three Months over the comparable prior year period and 3) the amortization of the newly established other intangibles of approximately $600,000 for the one month ended June 30, 2001. Third party processing costs are expected to increase as sales under managed care programs increase.

Reorganization Items. The Company recorded all transactions incurred as a result of the Chapter 11 filing separately as a reorganization item. The table below summarizes these items: (amounts in thousands)

	Two Months Ended	Three Months Ended
	June 2, 2001	July 1, 2000

Fresh start adjustments	$(110,363)	$ --
Impairment of fixed assets	--	333
Provision for rejected leases	895	1,834
Loss on sale of freestanding division	9,688	--
Other store closing costs	495	419
Professional fees	1,000	1,156
Retention plan	3,231	549
Interest income	(38)	(48)
Letter of credit reserve on DIP Facility	197	--
Other reorganization items	534	136

Total reorganization items	$ (94,361)	$ 4,379

Operating Income. Operating income for the Current Three Months prior to restructuring reserves and the impairment loss on long-lived assets, increased to $4.0 million from $0.1 million in the Prior Three Months. Operating income as a percentage of sales prior to the restructuring reserve and the impairment loss was 6.2% in the Current Three Months, compared to break even levels in the Prior Three Months. This increase was primarily due to the closure of the freestanding locations and the Sam’s Club locations.

Interest Expense. Interest expense increased to $1.5 million compared to $0.9 million in the Prior Three Months. In the Prior Three Months, the Company stopped accruing interest on unsecured debt until we emerged from Chapter 11 bankruptcy. In the Current Three Months, the Company emerged from bankruptcy, and new senior notes in the amount of $120 million and bearing interest of 12% were issued and the previous notes were cancelled. The new notes were outstanding for one month in the current period and interest of approximately $1.1 million was accrued. Contractual interest for the second quarter of 2001 was $3.0 million.

Benefit For Income Taxes. The Company recorded a taxable operating loss in the Current Three Months. No tax benefit has been recorded due to the uncertainty of realizability.

Extraordinary Item. The extraordinary item in the Current Three Months represents the gain on extinguishment of debt as recorded in fresh start accounting.

Net Income. The Company posted net earnings of $114.0 million versus a net loss of $6.0 million in the Prior Three Months.

EBITDA Prior to Significant Provisions. EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA prior to significant provisions is calculated as EBITDA prior to restructuring expense, impairment on long-lived assets, reorganization items, extraordinary items and the cumulative effect of a change in accounting principle. EBITDA increased in the Current Three Months due to the disposal of the freestanding operations in April 2001. These stores had lower average sales and higher expenses as a percent of total sales than the domestic host businesses.

Six Months Ended June 30, 2001 (the "Current Six Months") Compared To Six Months Ended July 1, 2000 (the "Prior Six Months")

Consolidated Results

Net Sales. The Company recorded net sales of $139.2 million in the Current Six Months, a decrease of 14% from sales of $162.0 million in the Prior Six Months. Sales decreased due to the following:

    Since April 2001, the Company has closed all of its freestanding stores, including the April 2001 sale of approximately 200 freestanding stores. These stores had sales of $33.0 million in the Prior Six Months versus $18.2 million in the Current Six Months.
    The Company closed all of its Sam’s Club operations in the third quarter of 2000. These locations had sales of $9.3 million in the Prior Six Months.

Comparable store sales in the Company’s domestic host businesses remained even with levels recorded in the Prior Six Months. In addition, managed care sales increased as a percent of sales in the Current Six Months compared with the same period a year ago.

Gross Profit. In the Current Six Months, gross profit decreased to $76.1 million from $88.9 million in the Prior Six Months. This decrease in gross profit dollars was primarily driven by a reduction in sales caused by the closure of the freestanding locations and the Sam’s Club locations. Gross margin as a percent of sales decreased to 54.7% from 54.9% in the Prior Six Months. Gross margin percentage was negatively impacted by the freestanding division, as the Fullerton lab experienced a decrease in volume resulting in a loss of efficiency in the lab operation. In addition, rent expense, which is a component of gross profit, increased as a percent of sales for the Wal-Mart division. This was due to approximately 46 vision centers entering the "3-year option period" of the Wal-Mart lease. The option period effectively increases each location’s minimum rent requirement. We expect this trend of increased rent to continue as additional Wal-Mart locations enter the "option period" of their lease.

Selling, General, And Administrative Expense ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) decreased to $71.0 million in the Current Six Months from $88.2 million for the Prior Six Months. The dollar decrease was primarily the result of fewer payroll, depreciation and other expenses due to the above-mentioned store closures. SG&A expense also decreased as a percent of sales from 54.4% in the Prior Six Months to 51.0% in the Current Six Months.

The percentage decrease in SG&A was due to the following:

    A 2.5% decrease in retail and field supervision payroll costs as a percent of sales. This is primarily the result of the freestanding store closures. The closed stores had higher payroll costs as a percent of sales.
    A 1.0% decrease in total advertising costs as a percent of sales in the Current Six Months. In the Prior Six Months, advertising efforts were increased in the freestanding stores. Although advertising for these stores continued in the Current Six Months, it was not at the same level as in the Prior Six Months.
    A 0.7% decrease in depreciation and amortization costs as a percent of sales due to the third quarter 2000 goodwill impairment of $100.8 million, and fixed asset impairment of $12.0 million.

These decreases were partially offset by:

    amortization of other intangibles established as part of fresh start accounting, in the amount of approximately $600,000 for the one month period ended June 30, 2001, an increase in third-party processing costs as a result of increased managed care sales and receipts, an increase in group health benefit costs due to increased claims experience, and an increase in workers’ compensation costs, due to rising claims experience.

We expect the increase in third-party processing costs to continue as managed care sales become a larger percentage of our total sales. We also expect the increases in group health benefit costs and workers’ compensation costs to continue in the short-term.

Operating Income. Operating income for the Current Six Months prior to restructuring reserves and the impairment loss on long-lived assets, increased to $5.1 million from $0.7 million in the Prior Six Months. Operating income as a percentage of sales prior to the restructuring reserve and the impairment loss was 3.7% in the Current Six Months, compared to 0.4% in the Prior Six Months. This increase was primarily due to the closure of the freestanding locations and the Sam’s Club locations.

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

Generally accepted accounting principles require that these charges, incurred prior to the Company’s filing for Chapter 11 protection, be presented as components of operating income. Charges of this nature incurred subsequent to the Company’s Chapter 11 filing are presented below operating income as "Reorganization Items".   Results for the Current and Prior Six Months include charges which were incurred after the Company’s Chapter 11 filing. The table below summarizes these charges: (amounts in thousands)

	Five Months Ended	Six Months Ended
	June 2, 2001	July 1, 2000

Fresh start adjustments	$ (110,363)	$ --
Impairment of fixed assets	33	333
Provision for rejected leases	1,592	1,834
Loss on sale of freestanding division	9,688	--
Other store closing costs	532	419
Retention plan	3,231	549
Professional fees	2,008	1,156
Letter of credit reserve on DIP Facility	197	--
Interest income on accumulated cash	(127)	(48)
Other reorganization costs	636	136

	$ (92,573)	$ 4,379

Benefit For Income Taxes. The Company recorded a taxable operating loss in the Current Six Months. No tax benefit has been recorded due to the uncertainty of realizability.

Cumulative Effect Of A Change In Accounting Principle. In December 1999, the SEC issued Staff Accounting Bulletin No. 101,  (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues. Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received. In response to SAB 101, the Company is required to recognize revenue upon delivery of the product. The amount of cash received at the time the customer’s order is placed is recorded as a deposit liability and is presented within accrued liabilities. The effect of this change in accounting principle was applied cumulatively as of the beginning of 2000 and totaled $3.4 million.

Extraordinary Item. The extraordinary item in the Current Six Months represents the gain on extinguishment of debt as recorded in fresh start accounting.

Net Income. The Company posted net earnings of $112.6 million versus a net loss of $18.4 million in the Prior Six Months.

EBITDA Prior to Significant Provisions. EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA prior to significant provisions is calculated as EBITDA prior to restructuring expense, reorganization items, extraordinary items and the cumulative effect of a change in accounting principle. EBITDA increased in the Current Three Months due to the disposition of the freestanding operations in April 2001. These stores had lower average sales and higher expenses as a percent of total sales than the domestic host businesses.

Historical Pro Forma Results of Ongoing Operations

The following pro forma information presents the Company’s results of businesses for the retail store operations retained by the Company upon emergence from bankruptcy. Accordingly, such pro forma data is presented as if the freestanding operations, the Sam’s Club operations and other disposed operations, were closed or disposed of as of the beginning of the periods presented. Costs related to the bankruptcy, reorganization and restructuring are also excluded.

Three Months Ended

	June 30, 2001	July 1, 2000

Net sales	$ 60,042	$ 59,038
Gross profit	$ 33,699	$ 32,229
Operating income	$ 3,714	$ 4,411
EBITDA prior to significant provisions	$ 7,132	$ 7,228

Six Months Ended

	June 30, 2001	July 1, 2000

Net sales	$ 120,948	$ 118,765
Gross profit	$ 67,056	$ 65,958
Operating income	$ 8,142	$ 10,091
EBITDA prior to significant provisions	$ 14,377	$ 15,727

Pro forma net sales and gross profit have increased over the comparable three and six month periods a year ago primarily due to twelve new host vision centers opened since July 1, 2000.

Pro forma operating income declined in the three months ended June 30, 2001 for the following reasons:

    increases in rent expense in the Wal-Mart division, as previously discussed, increases in advertising expenditures over the comparable period a year ago, and amortization of other intangibles established during fresh start accounting, totaling approximately $600,000.

Pro forma operating income declined in the six months ended June 30, 2001 due to all of the factors mentioned above, as well as increases in group health costs and workers’ compensation costs.

EBITDA prior to significant provisions decreased from the prior year for the reasons mentioned above, excluding the impact of the intangible amortization.

Liquidity And Capital Resources

Our capital needs have been for operating expenses, capital expenditures and principal repayments on the revolving credit facility. Our sources of capital have been cash flow from operations, borrowings under our credit facilities, and proceeds from the sale of the freestanding division.

The Company emerged from bankruptcy on May 31, 2001. Upon emergence, all of the Company’s pre-petition unsecured liabilities, including the previous senior notes, and all former equity interests were cancelled. Liabilities Subject to Compromise were $169 million and were converted, at approximately 85% of face value, into a combination of new secured notes and common stock. The notes have a face value of $120 million and provide for payment of interest twice a year at the end of March and September. The notes are payable over eight years with principal repayments based on excess cash flow. Excess cash flow is defined as EBITDA plus or minus working capital changes, less the sum of capital expenditures, cash interest payments and cash tax payments, and is subject to a $3 million cash reserve. The obligation to prepay principal will have an adverse impact on the ability of the Company to accumulate cash.

In May 2001, the Company’s secured revolving credit facility with Foothill Capital expired and was replaced with a secured revolving Credit Facility (the "Exit Facility") from Fleet Capital Corporation. The Exit Facility has a term of three years, bears interest at the prime rate plus 0.25% per annum or at LIBOR plus 2.5%, and, subject to customary terms and conditions, provides availability of an estimated $9.4 million, inclusive of letter of credit requirements. We believe that the Exit Facility will provide the Company with adequate liquidity during 2001.

It is the Company’s intent to use cash reserves for its ongoing operations and for payment of interest expense and repayment of principal on the Company’s outstanding debt.

As of July 1, 2001, the Company had no borrowings under the Exit Facility, and letters of credit of $3.5 million outstanding. The remaining unused availability for borrowings under the Exit Facility was $9.4 million. The Company believes that cash generated from operations and funds available under the Exit Facility will be sufficient to satisfy its cash requirements through the remainder of the fiscal year.

In April 2001, the Company finalized the sale of its freestanding operations for consideration of $7.0 million, consisting of $5.7 million in cash and $1.3 million in notes receivable. The Company anticipates that cash flow from operations will improve with the disposition of the freestanding operations.

We plan, as of July 1, 2001, to open two Wal-Mart vision centers during the remainder of 2001. We may open up to 4 additional vision centers dependent upon liquidity, construction schedules and other constraints. For each of our new vision centers, we typically spend between $100,000 and $140,000 for fixed assets and approximately $25,000 for inventory.

In conjunction with our historical results from operations, emergence from Chapter 11 and the disposition of our free standing operations, the Company incurred significant net operating losses.  These losses are expected to result in significant net operating loss carryforwards, the amount of which has not yet been finally determined.

Summary of Master Lease Terms

The following table sets forth the number of existing leases for domestic Wal-Mart and Fred Meyer vision centers that expire each year, assuming that the Company exercises all available options to extend the terms of the leases. This table does not include any future Wal-Mart superstore conversions which are unknown at this time..

	Leases Expiring in

Host Company	2002	2003	2004	2005	2006	2007	2008 and thereafter

Wal-Mart	5	41	48	46	56	62	140
Fred Meyer	-	-	-	-	-	-	55

Totals	5	41	48	46	56	62	195

Risk Factors

Any expectations, beliefs, and other non-historical statements contained in this Form 10-Q are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company’s expectations or belief concerning future events, including the following: any statements regarding future sales levels, any statements regarding the continuation of historical trends, and any statements regarding the Company’s liquidity. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the factors described below could materially affect the Company’s actual results. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or other factors.

Our ability to continue to generate revenue depends on our continued relationship with Wal-Mart.

We depend on our relationship with Wal-Mart. Our operations in Wal-Mart stores account for substantially all of our sales and our cash flow. Any change in that relationship could have a significant impact on our business.

Our recent emergence from bankruptcy may adversely affect our relationships with our vendors and customers.

Our various relationships with our vendors and our customers may be adversely affected by our past reliance on the protections afforded by Chapter 11. In addition, we continue to address and attempt to resolve disputed claims in the Chapter 11 Cases. This process may divert the time and resources of our management that could otherwise be used in running the business.

Our substantial indebtedness could adversely affect our financial health.

As a result of the issuance of the New Notes, we are highly leveraged. Our substantial indebtedness could:

    Make it difficult for us to satisfy our obligations under the New Notes and the Exit Facility
    Increase our vulnerability to general adverse economic and industry conditions
    Limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements
    Require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes
    Limit our flexibility in planning for, or reacting to, changes in our business and our industry
    Place us at a competitive disadvantage compared to competitors that have less debt
    Limit our ability to borrow additional funds.

Further distributions of our stock and the New Notes could adversely affect their trading prices.

We are issuing the New Common Stock and the New Notes to creditors pursuant to our plan of reorganization. Further distributions will be made pursuant to the Plan as disputed claims are resolved. Distributions of the New Common Stock and the New Notes could cause adverse changes in the trading prices of the New Common Stock and the New Notes.

Sales under managed care plans have unique risks and loss to our sales under managed care plans continue to grow.  We depend on reliable and timely reimbursement of claims we submit to third party payors.  There are risks we may not be paid on a timely basis, or that we will not be paid at all.  Some plans have complex forms to complete.  Sometimes our staff may incorrectly complete forms, delaying our reimbursement.  These delays can hurt our cash flow and also force us to write off more of these accounts receivable.  There are also processing costs we incur in connection with many sales under managed care plans; we expect these costs to increase as sales under the managed care plans increase.

It is important that we generate positive comparable store sales.

Each year, we expect to have additional vision centers under our Wal-Mart agreement come up for renewal.  Our rental obligations to Wal-Mart will increase in the three year option period.  We will need to continue to improve sales at these vision centers.  If we do not, our rent as a percent of sales will increase significantly during the option period.  In addition, other items, such as payroll, may increase significantly as a percent of sales.  Any decrease in sales would compound the negative impact.  If we anticipate such negative impact on a particular vision centers, we may choose not to exercise the option.

The terms of our Exit Facility and the Indenture restrict our corporate activities.

Our Exit Facility and our Indenture contain various restrictive covenants and require us to maintain specified financial ratios and satisfy certain financial tests, such as:

    minimum EBITDA requirements, and
    minimum fixed charge coverage ratios.

Our ability to meet these financial ratios and tests may be affected by events beyond our control, and we cannot assure you we will meet such tests. Our Exit Facility and our Indenture also limit our ability to take action with respect to:

    capital expenditures,
    investments,
    indebtedness,
    liens,
    dividends,
    loans,
    prepayments of other indebtedness,
    mergers, acquisitions or sales of assets,
    changes in business activities,
    transactions with affiliates, and
    issuance of equity.

Our breach of any of these covenants could result in an event of default under our Exit Facility. If a default occurs, our lender can declare our indebtedness, both principal and interest, immediately due and payable, and could terminate its commitment to make future advances. In addition, a default under the Indenture could cause the principal and accrued interest on the New Notes to become due and payable. The restrictions in the Indenture and the Exit Facility will likely restrict our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes. Our indebtedness requires substantial debt service payments and, with respect to the Indenture, mandatory redemptions of principal, which may restrict our ability to use our operating cash flow for capital expenditures and other working capital requirements. We have pledged substantially all of our assets under our Exit Facility and under the Indenture. If we fail to repay all amounts declared due and payable, our lender and then the holders of New Notes could proceed against the collateral granted to it to satisfy our obligations. It is likely that our assets would be insufficient to repay in full that indebtedness and our other indebtedness, including the New Notes.

We may make mandatory redemptions of principal amounts owing on the New Notes which may have an adverse impact on our stock.

The indenture governing the New Notes requires mandatory redemptions of principal out of the excess cash flow that we may generate. There can be no assurances that we will generate enough excess cash flow to make any mandatory redemptions. Any prepayments of principal on the New Notes will prevent us from having excess cash to reinvest in our business, and could adversely affect the price of our stock and affect our liquidity.

The holders of our stock and the New Notes may exercise significant control over the Company and the price of our stock and the New Notes.

If holders of significant numbers of shares of our stock act as a group, such holders could be in a position to control the outcome of certain corporate actions requiring shareholder approval, including the election of directors. In addition, the possibility that one or more of the holders of significant numbers of shares of our stock or a large principal amount of the New Notes may determine to sell all or a large portion of their shares of our stock or their New Notes in a short period of time may adversely affect the market price of the stock or the New Notes.

Our stock and the New Notes were issued under the Plan to our unsecured creditors in connection with pre-bankruptcy claims against the Company. Some or all of the holders of our stock and the New Notes may therefore prefer to liquidate their investment rather than to hold it on a long-term basis. Partially for that reason, there can be no assurance as to the degree of price volatility in any trading market that may develop for the stock and the New Notes. As a result, no assurance can be given that any holder of our stock or the New Notes will be able to sell them or at what price any sale may occur. No assurance can be given as to the market price, if any, that will prevail for the stock in the future. If a market were to exist for the New Notes, they may trade at prices higher or lower than their face value, depending upon many factors, including, without limitation, the prevailing interest rates, markets for similar securities, industry conditions and the performance of, and investor expectations for us.

We have not declared dividends in the past, and do not anticipate doing so in the near future.

Our Exit Facility and the Indenture prohibit the payment of cash dividends without the consent of the lender and the holders of the New Notes, respectively. We have never declared or paid any dividend on our capital stock. We currently anticipate that all of our earnings, if any, will be retained for payment of the principal amount of the New Notes, and then for development of the Company’s business, and do not anticipate paying any cash dividends in the foreseeable future.

New advances in medicine and technology may reduce the need for our products.

Changes in technology could have an adverse impact on our business. For example, new surgical procedures or medical devices could reduce the demand for the Company’s products. Technological advances such as wafer technology and lens casting may make our current lens manufacturing method uncompetitive or obsolete. The number of individuals electing Lasik and similar surgical procedures has dramatically increased each year, which could significantly decrease demand for our goods and services. Corneal refractive surgery procedures such as laser surgery, radial-keratotomy and photo-refractive keratectomy may change the demand for our products. The development of new drugs may have a similar effect. Such medical and technological advances may have a material adverse effect on our operations.

Our business may depend on our ability to provide for the availability of licensed optometrists in our vision centers.

We rely heavily on the availability of optical and optometric professionals.  Our business and marketing strategies emphasize the availability of independent optometrists in close proximity to our vision centers. Typically, a licensed optometrist occupies a space in or adjacent to each of our vision centers. Additionally, our agreement with Wal-Mart contemplates that we will make optometrists available at least 48 hours per week if permitted by law. Some states require that licensed opticians be present when eyeglasses or contact lenses are fitted or dispensed. Any difficulties or delays in securing the services of such optical professionals could adversely affect our business and our relationship with our host stores. Consequences of difficulty or delay could include termination of our host store licenses for those vision centers, and imposition of legal sanctions against us, including closure of vision centers without licensed professionals. Failure to have independent vision care professionals available in or near our vision centers would adversely affect our ability to win managed care and host store contracts, and could prevent us from operating in some states.

The use of Net Operating Loss Carryforwards may be subject to limitations.

In conjunction with our historical results from operations, emergence from Chapter 11 and the disposition of our free standing operations, the Company incurred significant net operating losses.  These losses are expected to result in significant net operating loss carryforwards, the amount of which has not yet been finally determined. The Company’s net operating losses that were realized prior to its emergence from Chapter 11 are subject to substantial limitation under Section 382 of the Internal Revenue Code of 1986. If the Company’s net operating losses that were realized after its emergence from Chapter 11 are subject to substantial limitation because of a future change of control of the Company or otherwise, the cash tax costs of the Company would increase and have an adverse effect on the Company’s ability to repay the Notes.

The retail optical industry is extremely competitive.

We compete with national companies such as Lenscrafters and Cole; we also compete with numerous regional and local firms. In addition, optometrists, ophthalmologists, and opticians provide many of the same goods and services we provide. The level and intensity of competition can vary dramatically depending on the particular market.

Federal and state governments extensively regulate the health care and insurance industries. A finding that we have violated existing regulations, or future adverse changes in those regulations, could negatively affect our business and its prospects.

Both federal and state governments extensively regulate the delivery of health care, including relationships among health care providers such as optometrists and eyewear providers like us. Many states prohibit business corporations from practicing medicine or controlling the medical judgments or decisions of physicians. States often also prohibit certain financial arrangements, such as splitting fees with physicians. The legality of our relationships with opticians and independent optometrists has been and may continue to be challenged from time to time. Regulations vary from state to state and are enforced by both courts and regulatory authorities, each with broad discretion. A ruling that we have violated these laws could, for example, result in:

    censure,
    delicensing of optometrists,
    civil or criminal penalties, including large civil monetary penalties, invalidation or modification of our agreements with optometrists and opticians, or an order requiring us to change our business practices.

These consequences could have an adverse effect on our business. Also, changes in our relationships with independent optometrists and opticians could adversely affect our relationship with Wal-Mart or our other host stores. Local ordinances (such as zoning requirements) can also impose significant burdens and costs of compliance. Frequently, our competitors sit on state and local boards. Our risks and costs of compliance are often increased as a result.

The fraud and abuse provisions of the Social Security Act and anti-kickback laws and regulations adopted in many states prohibit soliciting, paying, receiving or offering any compensation for making, or to cause someone to make, certain referrals of patients, items or services. The Social Security Act also imposes significant penalties for false or improper Medicare and Medicaid billings. Many states have adopted similar laws applicable to any payor of health care services. We must also comply with federal laws such as the Health Insurance Portability Act of 1996 (which governs our participation in managed care programs) and the Food and Drug Administration Act (which regulates medical devices such as contact lenses). In addition, the Stark Self-Referral Law restricts referrals for Medicare or Medicaid covered services where the referring physician has a financial relationship with the service provider. In some cases, the rental of space constitutes a financial relationship under this law. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. Violations of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and in the case of federal laws, exclusion from the Medicare and Medicaid programs. Such exclusions and penalties, if applied to us, could have a material adverse effect on our business.

We do not have employment agreements with key management. The departure of key executives could adversely affect our business.

We depend on the continuing efforts of our executive officers and senior management. The departure of these individuals in significant numbers could adversely affect our business and prospects if we are unable to attract and retain qualified replacements. We do not currently have employment agreements with any personnel, including key executive officers and management.

Our success increasingly depends on our ability to develop and maintain relationships with managed vision care companies.

The ability to attract and retain arrangements with managed care payors is increasingly important in the optical industry. Loss of existing arrangements, or our failure to attract new managed care business, would impair our competitive position. Our success increasingly depends on our ability to develop and maintain relationships with managed vision care companies.   An increasing percentage of patients receive health care coverage through managed care payors. As this trend continues, our success will increasingly depend on our ability to negotiate contracts with health maintenance organizations ("HMOs"), employer groups and other private third party payors. We cannot assure you that we will be able to establish or maintain satisfactory relationships with managed care and other third party payors. Many managed care payors have existing provider structures in place that they may be unable or unwilling to change. Our inability to enter into such arrangements in the future could have a material adverse affect on our business.

We have established a network of optometrists and other providers located in or adjacent to our stores in order to enhance our ability to contract with managed care payors for both professional services and retail eyewear supplies. Managed care contracts include a variety of reimbursement methods, such as capitation (or risk basis) and fee for service. Our contracts with managed care companies on the one hand, and with networks of optometrists and other providers on the other, are subject to federal and state regulations, for example:

 Insurance Licensure. Most states impose strict licensure requirements on companies that engage in the business of insurance, including health insurance companies and HMOs. Many licensing laws mandate strict financial and other requirements which we may not be able to meet, were we deemed to be an engaging in the business of insurance. Additionally, the licensure process can be lengthy and time consuming.

 Any Willing Provider Laws. Some states require managed care payors to include any provider who is willing to abide by the terms of the payor’s contracts. Some states also prohibit termination of providers without cause. Other states are considering similar requirements. Such laws limit our ability to develop effective managed care provider networks.

 Antitrust Laws. A range of antitrust laws apply to us and our provider network. These laws prohibit anti-competitive conduct, including price-fixing, concerted refusals to deal, and divisions of markets. We cannot assure you that our operations will not be challenged on antitrust grounds in the future.

Proposed reforms may affect our business.

There have been numerous reform initiatives at the federal and state levels relating to the payment for and availability of healthcare services. We believe that such initiatives will continue for the foreseeable future. If adopted, some of these reforms could adversely affect our business.

We rely on third parties to pay many of our customers’ costs.

A significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans. According to government projections, more medical beneficiaries who are significant consumers of eye care services will enroll in managed care organizations. Governmental and private third party payors are trying to contain medical costs by:

    lowering reimbursements,
    imposing use restrictions and risk-based compensation arrangements, redesigning benefits, and
    exploring more cost-effective methods of health care delivery.

These cost containment efforts may lead to limitations or reductions in reimbursement for eye care services, which would adversely affect our future sales. Additionally, some reimbursement programs require collection of amounts by the Company. Our inability to fully collect reimbursable amounts could adversely affect cash flow generated from operations.

A prolonged economic downturn could have an adverse impact on our industry.

A weakening economy may cause an increase in the period of time between repurchases of our retail products by consumers. Such an extension of the repurchase cycle could reduce the number of sales transactions generated by our vision centers and thereby reduce our sales.

Retail sales may be unpredictable.

Retail sale generally are subject to a number of unpredictable risks, such as the strength of the economy, advertising and marketing by competitors, other risks mentioned above and similar factors. We can not provide any assurances with respect to anticipated sales levels or the particular percentage of net sales represented by any particular expenses or other items.

Operating in other countries presents special risks that may affect our results of operations.

Our Mexican operations face risks substantially similar to those we face in our Wal-Mart stores, including dependence on the host store and limits on expansion. We cannot assure you that our Mexican operations will be able to attain profitability.  Our foreign operations expose us to all of the risks of investing and operating in foreign countries generally, including:

    differing regulatory, political and governmental environments, currency fluctuations,
    high inflation,
    price controls,
    restrictions on profit repatriation,
    generally lower per capita income and spending levels,
    import duties and value-added taxes, and
    difficulties of cross-cultural marketing.

Our Articles of Incorporation, By-Laws and Shareholder Rights Plan contain provisions which make it more difficult to effect a change in control of the Company.

Certain provisions of our Articles of Incorporation and By-Laws could discourage tender offers or other transactions that would result in shareholders receiving a premium over the market price for our Stock. These include provisions:

    authorizing the issuance of preferred stock without shareholder approval, requiring a supermajority shareholder vote in certain circumstances, restricting who may call a special meeting of shareholders, permitting our Board of Directors to consider constituencies in addition to the shareholders, and requiring shareholders to comply with certain procedures in connection with any shareholder proposals or director nominations.

Our Shareholder Rights Plan (the "Plan") provides us with a defensive mechanism that decreases the risk that a hostile acquirer will attempt to take control of us without negotiating directly with our Board of Directors. It is meant to prevent an acquirer from gaining control of us by paying an inadequate price or by using coercive techniques. The Plan may discourage acquirers from attempting to purchase us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company’s primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company’s risk management policies. We manage market risk on the basis of an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company’s financial advisors, both internal and external, provide ongoing advice regarding trends that affect management’s assessment.

Interest Rate Risk

The Company borrows long-term debt under our credit facility at variable interest rates. We therefore incur the risk of increased interest costs if interest rates rise.

PART II
OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

The section entitled "Proceedings Under Chapter 11 of the Bankruptcy Code" contained in Note 2 to Condensed Consolidated Financial Statements in Part I of this report is incorporated by reference.

ITEM 5.                      OTHER INFORMATION

On August 7, 2001, the American Stock Exchange notified the Company that it has approved the Company’s application to list its new common stock and the new notes. The Company expects that trading will begin later in August. The common stock of the Company will trade under the symbol "NVI" and the notes will trade under the symbol "NVI.A."

The plan of reorganization in the Chapter 11 Cases provides that, as claims of creditors are resolved, the Company will make periodic distributions of its new common stock and notes. As of August 7, 2001, the Company has made two such distributions, for a total of 4,059,919 shares of new common stock and $97.7 million face amount of new notes. The balance of 940,081 shares of new common stock and $22.3 million face amount of new notes are part of a disputed claim reserve and will be distributed as and when disputed claims are resolved. Such distributions could have an adverse impact on any trading price for the Company’s securities.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		The following exhibits are filed herewith or incorporated by reference:

			Exhibit Number

		Amended and Restated Articles of Incorporation, as amended, incorporated by reference to the Company’s Registration Statement on Form 8-A filed on August 9, 2001	3.1

		Amended and Restated Bylaws, incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.	3.2

		Form of Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form 8-A filed on August 9, 2001	4.1

		Indenture dated as of June 15, 2001, between the Company and State Street Bank and Trust Company, as Trustee, incorporated by reference to the Company’s Application for Qualification of Indenture on Form T-3filed on May 31, 2001	4.6

		First Amendment of Indenture dated as of June 6, 2001, between the Company and State Street Bank and Trust Company, as Trustee, incorporated by reference to the Company’s Registration Statement on Form 8-A filed on August 9, 2001	4.7

		Loan and Security Agreement dated as of May 30, 2001, between the Company and Fleet Capital Corporation	10.18

		Form of Indemnification Agreement for directors and executive officers of the Company	10.19

(b)	Reports on Form 8-K.

The following reports on Form 8-K have been filed during the quarter for which this report is filed:

Date of Report	Item Reported	Financial Statements Filed

May 8, 2001	2	National Vision, Inc. Pro Forma Financial Statements for disposition of free standing operations

June 1, 2001	3	National Vision, Inc. Pro Forma Reorganized Balance Sheet

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Angus C. Morrison
Angus C. Morrison
Senior Vice President
Chief Financial Officer

By: /s/ Timothy W. Ranney
Chief Accounting Officer

August 14, 2001