Form 10-Q/A
period 2001-06-30
NATIONAL VISION INC
filed 2001-08-22
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A
No. 1.

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

PART II
OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		The following exhibits are filed herewith or incorporated by reference:

			Exhibit Number

		Amended and Restated Articles of Incorporation, as amended, incorporated by reference to the Company’s Registration Statement on Form 8-A filed on August 9, 2001	3.1

		Amended and Restated Bylaws, incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.	3.2

		Form of Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form 8-A filed on August 9, 2001	4.1

		Indenture dated as of June 15, 2001, between the Company and State Street Bank and Trust Company, as Trustee, incorporated by reference to the Company’s Application for Qualification of Indenture on Form T-3 filed on May 31, 2001	4.6

		First Amendment of Indenture dated as of June 6, 2001, between the Company and State Street Bank and Trust Company, as Trustee, incorporated by reference to the Company’s Registration Statement on Form 8-A filed on August 9, 2001	4.7

		Registration Rights Agreement dated as of May 31, 2001	4.8

		Amendment to Registration Rights Agreement dated August 7, 2001	4.9

		Loan and Security Agreement dated as of May 30, 2001, between the Company and Fleet Capital Corporation, incorporated by reference to the Company's Quarterly Report for the period ended June 30, 2001	10.18

		Form of Indemnification Agreement for directors and executive officers of the Company, incorporated by reference to the Company's Quarterly Report for the period ended June 30, 2001	10.19

(b)	Reports on Form 8-K.

The following reports on Form 8-K have been filed during the quarter for which this report is filed:

Date of Report	Item Reported	Financial Statements Filed

May 8, 2001	2	National Vision, Inc. Pro Forma Financial Statements for disposition of free standing operations

June 1, 2001	3	National Vision, Inc. Pro Forma Reorganized Balance Sheet

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Angus C. Morrison
Angus C. Morrison
Senior Vice President
Chief Financial Officer

By: /s/ Timothy W. Ranney
Chief Accounting Officer

August 20, 2001

Exhibit Index

Registration Rights Agreement, by and among National Vision, Inc., and the Holders, dated as of May 31, 2001	4.8

Amendment to Registration Rights Agreement by and among National Vision, Inc. and the Holders, dated August 7, 2001	4.9