Form 10-K/A
period 2000-12-30
NATIONAL VISION INC
filed 2001-11-13
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                               Amendment No. 1 to
                                    FORM 10-K


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


Lease Expiration
----------------

     The following table sets forth the number of leases for domestic Wal-Mart and Fred Meyer vision centers that expire each year, assuming the Company Exercises all available options to extend the terms of the leases. This table does not include any future Wal-Mart superstore conversions which are unknown at this time.


                                   LEASES EXPIRING IN
                                   ------------------

                                                                                        2008 AND
  HOST COMPANY       2000       2003       2004       2005      2006        2007       THEREAFTER
----------------    ------     ------     ------     ------    ------      ------      ----------

Wal-Mart              5          41         48         46         56         62           140
----------------    ----       -----      -----      -----      -----      -----         -----

Fred Meyer            -          --         --         --         --         --            55
----------------    ----       -----      -----      -----      -----      -----         -----

Totals                5          41         48         46         56         62           195
----------------    ----       -----      -----      -----      -----      -----         -----


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


                                                   2000
                                              -------------

Net sales                                      $  246,915
Gross profit                                   $  133,481

Operating income                               $   13,493
EBITDA prior to significant provisions (6)     $   25,833


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


(6) EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service or incur indebtedness. However, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of the Company's operating performance or as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures for other companies. EBITDA prior to significant provisions is calculated as EBITDA prior to Restructuring Expense, Reorganization Items, Extraordinary Items, Cumulative Effect and provisions described in Footnote 3 and 4 above. The following is a reconciliation of net income to EDITDA and EBITDA prior to significant provision:

                                                  2000      1999      1998      1997      1996
                                              ----------------------------------------------------

Operating Income                                 (6,413)    2,173    10,989    10,835     6,764
Add back depreciation and amortization           17,526    18,602    14,177    11,035    10,058
                                              ----------------------------------------------------

     EBITDA                                      11,113    20,775    25,166    21,870    16,822
                                              ----------------------------------------------------

Add back significant provisions:

     Impairment of long-lived assets              2,684     1,952
     Restructuring expense                        1,601
     Provision for receivables                    1,093     2,700
     Provision for inventory                        518
                                              ----------------------------------------------------

     EBITDA PRIOR TO SIGNIFICANT PROVISIONS      17,009    25,427    25,166    21,870    16,822
                                              ====================================================


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


     The DIP Facility expires on May 31, 2001. The DIP Facility further provides that:


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

** Filed with this Form 10-K/A.

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

                                      VISTA EYECARE, INC. AND SUBSIDIARIES
                                             (DEBTORS-IN-POSSESSION)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the years ended December 30, 2000, January 1, 2000 and January 2, 1999
                                   (In thousands except per share information)

                                                                            2000          1999          1998
                                                                        ----------     ----------    ----------
 NET SALES                                                               $ 307,694     $  329,055     $ 245,331
 COST OF GOODS SOLD                                                        143,458        147,768       112,959
                                                                         ----------    ----------     ---------
 GROSS PROFIT                                                              164,236        181,287       132,402
 SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE                              166,364        177,162       121,413
 IMPAIRMENT OF LONG-LIVED ASSETS                                             2,684          1,952             -
 RESTRUCTURING EXPENSE                                                       1,601              -             -
                                                                         ---------     ----------     ---------


 OPERATING INCOME/(LOSS)                                                    (6,413)         2,173        10,989
 INTEREST EXPENSE (Contractual interest of $20,728 in 2000)                  7,723         19,329         5,538
                                                                         ----------    ----------     ---------
 INCOME/(LOSS) BEFORE REORGANIZATION ITEMS AND TAXES                       (14,136)       (17,156)        5,451
 REORGANIZATION ITEMS (SEE NOTE 5)                                         121,539             -              -
                                                                         ----------    ----------     ---------
 EARNINGS/(LOSS) BEFORE TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT   (135,675)       (17,156)        5,451
 INCOME TAX EXPENSE                                                             -              -          2,037
                                                                         ----------    ----------     ---------


 NET EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT      (135,675)       (17,156)        3,414
 EXTRAORDINARY LOSS, NET (SEE NOTE 11)                                        (827)          (406)            -
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET (SEE NOTE 2)      (3,378)            -              -
                                                                         ---------     ----------     ---------
 NET INCOME/(LOSS)                                                       $(139,880)    $  (17,562)    $   3,414
                                                                         =========     ==========     ==========

 BASIC EARNINGS/(LOSS) PER SHARE:
  EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT            (6.41)         (0.81)         0.16
  LOSS FROM EXTRAORDINARY ITEM                                               (0.04)         (0.02)            -
  LOSS FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE              (0.16)             -             -
                                                                         ---------      ---------     ---------
  NET EARNINGS/(LOSS)PER BASIC SHARE                                     $   (6.61)     $   (0.83)    $    0.16
                                                                         =========      =========     =========

 DILUTED EARNINGS/(LOSS) PER SHARE:
  EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT           (6.41)         (0.81)          0.16
  LOSS FROM EXTRAORDINARY ITEM                                              (0.04)         (0.02)             -
  LOSS FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             (0.16)             -              -
                                                                         ----------    ----------     ---------
  NET EARNINGS/(LOSS)PER DILUTED SHARE                                   $  (6.61)     $   (0.83)     $    0.16
                                                                         ==========    ==========     ==========

     Pro forma amounts as if the new revenue recognition policy was applied retroactively (See Note 2):

                                                                                           1999          1998
                                                                                        ----------     ---------

  NET EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM                                         $ (17,239)    $   3,352
  NET EARNINGS/(LOSS)                                                                   $ (17,645)    $   3,352

  NET EARNINGS/(LOSS) PER SHARE-BASIC AND DILUTED:
     NET EARNINGS/(LOSS) BEFORE EXTRAORDINARY ITEM                                      $   (0.82)    $    0.16
     NET EARNINGS/(LOSS)                                                                $   (0.84)    $    0.16


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


     The DIP Facility expires on May 31, 2001. The DIP Facility further provides that:


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

                                                                                  Year Ended
                                                               -------------------------------------------------
                                                               December 30,       January 1,         January 2,
                                                                  2000               2000               1999
                                                               ----------         ----------          ----------
 Federal income tax/(benefit) provision at statutory rate       $(46,148)          $ (5,971)            $ 1,853
 State income taxes, net of federal income tax benefit            (3,393)              (439)                180
 Foreign losses not deductible for U.S. federal tax purposes          13                  3                  37
 Change in valuation allowance for U.S. federal and state taxes    8,782              5,182                (548)
 Nondeductible goodwill                                           38,640              1,425                 292
 Other, net                                                        2,106               (200)                223
                                                                --------           --------             -------
                                                                $     0            $      0             $ 2,037
                                                                ========           ========             =======


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


                                         NATIONAL VISION, INC.


                                         By:  Angus C. Morrison
                                         --------------------------------------
                                         Angus C. Morrison
                                         Senior Vice President and Chief
                                         Financial Officer

Date: November 13, 2001

                                  EXHIBIT INDEX
                                  -------------


23        Arthur Andersen LLP Consent.