Form 10-Q
period 2001-09-29
NATIONAL VISION INC
filed 2001-11-13
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period	Commission File
ended September 29, 2001	Number 0-20001

NATIONAL VISION, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1910859

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

296 Grayson Highway
Lawrenceville, Georgia	30045

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 822-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No/ /

The number of shares of Common Stock of the registrant outstanding as of November 1, 2001 was 5,000,000, including shares which are part of the disputed claims reserve in the registrant's Chapter 11 Case.

FORM 10-Q INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets -
	Successor – September 29, 2001	3
	Predecessor – December 30, 2000

	Condensed Consolidated Statements of Operations -
	Successor – Three Months Ended September 29, 2001	5
	Predecessor – Three Months Ended September 30, 2000

	Successor – Four Months Ended September 29, 2001
	Predecessor – Five Months Ended June 2, 2001
	Predecessor – Nine Months Ended September 30, 2000

	Condensed Consolidated Statements of Cash Flows -
	Successor – Four Months Ended September 29, 2001	7
	Predecessor – Five Months Ended June 2, 2001
	Predecessor – Nine Months Ended September 30, 2000

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion And Analysis Of
	Financial Condition And Results Of Operations	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37

PART II	OTHER INFORMATION	37

Item 6.	Exhibits And Reports On Form 8-K	38

Signatures		39

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 2001 and December 30, 2000
(In thousands except share information)

	Successor	|	Predecessor
	September 29, 2001	|	December 30, 2000
	(unaudited)	|
		|
ASSETS		|
Current Assets:		|
Cash and cash equivalents	$11,594	|	$8,066
Accounts receivable		|
(net of allowance: 2001 - $3,178; 2000 - $5,744)	3,964	|	10,119
Inventories	18,407	|	31,478
Other current assets	598	|	1,590
		|
Total current assets	34,563	|	51,253
		|
Property And Equipment:		|
Equipment	16,966	|	47,187
Furniture and fixtures	6,588	|	23,272
Leasehold improvements	5,617	|	18,664
Construction in progress	825	|	540
		|
	29,996	|	89,663
Less accumulated depreciation	(3,952)	|	(60,092)
		|
Net property and equipment	26,044	|	29,571
		|
Intangible Value of Contractual Rights		|	--
(net of accumulated amortization: 2001 - $2,476)	111,131	|
		|
Other Assets And Deferred Costs (net of		|
accumulated amortization: 2001-$183; 2000 - $4,833)	1,632	|	9,679
		|
Deferred Income Tax Assets	385	|	385
		|
	$173,755	|	$90,888
		|

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)

Liabilities Not Subject to Compromise:
		|
Current Liabilities:		|
Accounts payable	$3,736	|	$783
Accrued expenses and other current liabilities	27,151	|	19,693
Revolving credit facility and term loan	--	|	12,911
Current portion, other long-term debt	49	|	--
		|
Total current liabilities	30,936	|	33,387
		|
Senior Notes	120,000	|	--
		|
Liabilities Subject to Compromise	--	|	170,824
		|
Commitments And Contingencies	--	|	--
		|
Shareholders’ Equity/(Deficit):		|
Preferred stock, $1 par value; 5,000,000 shares		|
authorized, none issued	--	|	--
Common stock, $.01 par value; 100,000,000 shares		|
authorized, 21,169,103 shares issued and		|
outstanding as of December 30, 2000 (Predecessor)		|
Common stock, $0.01 par value;	--	|	211
10,000,000 shares authorized,		|
5,000,000 shares issued and outstanding		|
as of September 29, 2001 (Successor)	50	|	--
Additional paid-in capital	24,940	|	47,387
Retained deficit	(2,205)	|	(156,848)
Accumulated other comprehensive income	34	|	(4,073)
		|
Total shareholders’ equity/(deficit)	22,819	|	(113,323)
		|
	$173,755	|	$90,888
		|

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

		| | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | |
	Successor		Predecessor

	Three months ended		Three months ended
	September 29, 2001		September 30, 2000

Net sales	$59,741		$75,578
Cost of goods sold	26,097		36,339

Gross profit	33,644		39,239
Selling, general & administrative expense	31,440		41,646

Operating income / (loss)	2,204		(2,407)
Interest expense	3,673		721

Loss before reorganization expense & taxes	(1,469)		(3,128)
Reorganization items and fresh-start adjustments	--		114,520

Loss before taxes	(1,469)		(117,648)
Income tax benefit	--		--

Net loss	$(1,469)		$(117,648)

Basic and Diluted loss per share	$(0.29)		$(5.56)

NATIONAL VISION, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

		|
	Successor	|	Predecessor
		|
	Four months ended	| |	Five months ended	Nine months ended
	September 29, 2001	|	June 2, 2001	September 30, 2000
		|
Net sales	$78,347	|	$120,557	$237,541
Cost of goods sold	34,392	|	54,761	109,370
		|
Gross profit	43,955	|	65,796	128,171
Selling, general & administrative expense	41,378	| |	64,977	129,829
Impairment loss on long-lived assets	--	|	--	2,684
Restructuring expense	--	|	--	1,601
		|
Operating income / (loss)	2,577	|	819	(5,943)
Interest expense	4,782	|	1,150	6,968
		|
Loss before reorganization expense & taxes	(2,205)	| |	(331)	(12,911)
Reorganization items and fresh-start adjustments	--	|	(96,473)	118,900
		|
Earnings/(loss) before taxes & extraordinary item	(2,205)	|	96,142	(131,811)
Income tax benefit	--	|	--	--
		|
Net earnings /(loss) before extraordinary item	(2,205)	|	96,142	(131,811)
Extraordinary items, net of tax	--	|	17,182	(827)
Cumulative effect, net	--	|	--	(3,378)
		|
Net income / (loss)	$(2,205)	|	$113,324	$(136,016)
		|
		|
Basic and Diluted earnings /(loss) per share:		|
Earnings /(loss)before extraordinary item	$(0.44)	| |	$4.54	$(6.23)
Extraordinary item, net	--	|	0.81	(0.04)
Cumulative effect, net	--	|	--	(0.16)
		|
		|
Net earnings / (loss) per share	$(0.44)	|	$5.35	$(6.43)
		|

NATIONAL VISION, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	|	Predecessor
		|
	Four months ended	| |	Five months ended	Nine months ended
	September 29, 2001	|	June 2, 2001	September 30, 2000
		|
Cashflow from operating activities:		|
Net income /(loss)	$(2,205)	|	$113,324	$(136,016)
Adjustments to reconcile net income /(loss) to cash		|
Provided by operating activities:		|
Depreciation & amortization	6,515	|	4,808	14,887
Impairment of long-lived assets	--	|	--	2,684
Restructuring reserve	--	|	--	1,601
Reorganization items	--	|	17,790	118,900
Cumulative effect	--	|	--	3,378
Fresh start adjustments	--	|	(114,263)	--
Extraordinary item	--	|	(17,182)	827
Changes in operating assets & liabilities, net of effects of dispositions and fresh start adjustments:		| |
Receivables	611	|	2,777	(3,103)
Inventories	1,459	|	1,440	3,384
Other current assets	180	|	597	(687)
Other assets	348	|	(84)	489
Accounts payable	2,488	|	1,210	9,262
Accrued expenses	(4,387)	|	(853)	(3,010)
		|
Total adjustments	7,214	|	(103,760)	148,612
		|
Net cash provided by operating activities	$5,009	|	$9,564	$12,596
		|
		|
Cashflow from investing activities:		|
Proceeds from sale of freestanding operations	--	|	5,656	--
Purchase of property & equipment	(1,305)	|	(2,084)	(4,279)
		|
Net cash provided by/ (used in) investing activities	$(1,305)	|	$3,572	$(4,279)
		|
Net cash from financing activities:		|
Advances on revolver	77,614	|	125,063	236,020
Payments on revolver	(80,614)	|	(134,975)	(242,154)
Payment of financing costs	(217)	|	(125)	(718)
Common stock issuance costs	(10)	|	--	--
Principal payments on other long-term debt	(48)	|	--	(901)
		|
Net cash used in financing activities	$(3,275)	|	$(10,037)	$(7,753)
		|
		|
Net increase(decrease) in cash	429	|	3,099	564
Cash, beginning of period	11,165	|	8,066	2,886
		|
		|
Cash, end of period	$11,594	|	$11,165	$3,450
		|

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001
(UNAUDITED)
(1)	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision, Inc. (f.k.a. Vista Eyecare, Inc., "National Vision" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. Certain amounts in the September 30, 2000 condensed consolidated financial statements have been reclassified to conform to the September 29, 2001 presentation.

Due to the Company's emergence from bankruptcy and implementation of fresh start accounting principles, the Condensed Consolidated Financial Statements for the reorganized company as of June 2, 2001 and for the periods subsequent to June 2, 2001 will not be comparable to those of the Company for the periods prior to June 2, 2001. Although the Company's plan of reorganization became effective on May 31, 2001, for financial reporting purposes the effective date of the plan of reorganization is considered to be June 2, 2001. The results of operations for the period from May 31, 2001 through June 2, 2001 were not material.

A black line has been drawn between the accompanying Condensed Consolidated Balance Sheets as of September 29, 2001 and December 30, 2000 to distinguish for accounting purposes between the reorganized company ("Successor") and the predecessor company prior to emergence from bankruptcy ("Predecessor").

The independent public accountants of the Company have qualified their report on the Company's 2000 financial statements due to their doubt as to the ability of the Company to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in these financial statements, the Company has incurred losses prior to and during bankruptcy. In addition, the Company emerged from Chapter 11 of the U.S. Bankruptcy Code on May 31, 2001 and has not had significant operations as a reorganized entity. These matters raise substantial doubt about the ability of National Vision, Inc. to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is suggested that unaudited interim condensed consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

(2)	RESTATEMENT OF SECOND QUARTER FINANCIAL INFORMATION

During the third quarter of 2001, the Company completed additional analysis regarding receivables in existence at June 2, 2001, when the Company adopted fresh start accounting. This analysis involved a detailed review of information regarding the June 2, 2001 receivables balance. It revealed certain receivables that were billed by third party processing firms after the date allowed by certain healthcare providers, as well as errors in the trial balance categorization of certain receivables. This resulted in additional amounts being deemed uncollectible using criteria established at June 2, 2001. Management identified $3.9 million of managed care receivables of the Predecessor company that were not collectible upon adoption of fresh start accounting. This resulted in an understatement of previously reported selling, general, and administrative expenses of $3.9 million during the two months ended June 2, 2001, and an understatement of the Intangible for contractual rights upon emergence from Bankruptcy of $3.9 million. Consequently, the Company is restating its results of operations for the second fiscal quarter of 2001. There was no impact on cash flow from operations as a result of the restatement. Approximately $2.9 million of the $3.9 million non-cash charge related to the Company's host vision centers.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001
(UNAUDITED)
(3)	BANKRUPTCY PROCEEDINGS AND FRESH START ADJUSTMENTS

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

The Plan provided for the conversion of the Company’s pre-petition unsecured claims into new secured notes and common stock. The secured notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September, and are subordinated to debt under the Company's credit facility. The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted for existing cash balances, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001. The principal repayments are to be made by the end of the second month subsequent to the measurement date. Five million shares of new common stock, par value $0.01, were issued based on the Company's reorganization value . Under the Plan, former shareholders received no value for their interests, consequently, all predecessor common stock securities were cancelled.

The gain on cancellation of indebtedness aggregated $17.2 million before tax and has been treated as an extraordinary item in the accompanying Condensed Consolidated Statements of Operations for the period ended June 2, 2001.

At September 29, 2001 a portion of the new notes and equity were not distributed to creditors whose claims were disputed. The interests of creditors whose claims were not resolved upon the Company’s emergence from Chapter 11, were provided for in the Company’s disputed claim reserve. In accordance with the Plan, the notes and equity are effectively held in trust for the benefit of the creditors, and will be appropriately distributed upon resolution of disputed claims. Any balance remaining in the disputed claims reserve, upon resolution of all claims, will be distributed pro rata to all creditors.

In accounting for the effects of the reorganization, the Company adopted "fresh start" accounting principles as contained in the American Institute of Certified Public Accountant's Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 was applicable because pre-reorganization shareholders received none of the Company's new common stock and the reorganization value of the assets of the successor company was less than the total pre-petition liabilities allowed plus post-petition liabilities.

"Fresh Start" accounting principles require that we determine the reorganization value of the reorganized Company. The Company's reorganization value was developed by the Company, the Official Committee of Unsecured Creditors and their respective financial advisors. The reorganization value was based on a calculation of the present value of the free cash flows under the Company's financial projections, including an assumption of a terminal value. Such projections were submitted to the bankruptcy court and to creditors for review and objection as part of the Company's disclosure statement accompanying the Plan.

In the allocation of the reorganization value, the Company's tangible and intangible assets were recorded at their assumed fair value. Intangible value of contractual rights, approximating $113.6 million, was established as part of fresh start accounting and will be amortized over 15 years using the straight-line method. This intangible asset represents the value of the Company's lease agreement and the business relationship developed with Wal-Mart.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001
(UNAUDITED)

Changes to the fair value of the Company's identifiable assets totaled $114.3 million. This amount was recognized as a gain in the Predecessor's statement of operations and is detailed below: (amounts in thousands)

Increase /(Decrease)
Inventory	$ (700)
Property, plant and equipment, net	1,942
Other assets	(586)
Intangible value of contractual rights	113,607

Total fair value adjustments	$ 114,263

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001
(UNAUDITED)

The application of fresh start accounting on the Predecessor company's June 2, 2001 balance sheet is as follows: (amounts in thousands)

	Before							Reorganized
	Fresh Start	Extinguishment		New issuance		Fair value		Balance Sheet
	June 2, 2001	of debt		Notes / Stock		adjustments		June 2, 2001

Cash & cash equivalents	$11,165							$11,165
Accounts receivable	4,575							4,575
Inventory	20,566					(700)	(e)	19,866
Other current assets	778							778

Total current assets	37,084	--		--		(700)		36,384

Property, plant & equipment
Gross property, plant & equipment	89,599					(60,914)		28,685
Accumulated depreciation	(62,856)					62,856		--

Property, plant & equipment, net	26,743	--		--		1,942	(f)	28,685

Other assets and deferred costs	9,551	(7,063)	(a)			(586)	(g)	1,902
Deferred tax asset	385							385
Intangible value of contractual rights	--					113,607	(h)	113,607

Total assets	$73,763	(7,063)		--		114,263		$180,963

Liabilities not subject to compromise:
Current liabilities
Accounts payable	$1,858							$1,858
Accrued expenses	28,708	2,300	(b)					31,008

Total current liabilities	30,566	2,300		--		--		32,866

Revolving credit facility	3,000							3,000
Senior notes	--			120,000	(d)			120,000
Other debt	--	97	(b)					97

Liabilities subject to compromise	171,642	(171,642)	(b)

Stockholders' equity
Common stock	211			50	(d)	(211)	(i)	50
Additional paid-in capital	47,387			24,950	(d)	(47,387)	(i)	24,950
Retained earnings	(174,970)	17,182	(c)			157,788	(i)	--
Cumulative translation adjustment	(4,073)					4,073	(i)	--

Total stockholders' equity	(131,445)	17,182		25,000		114,263		25,000

Total liabilities and stockholders' equity	$73,763	(152,063)		145,000		114,263		$180,963

  Elimination of deferred financing costs associated with the senior notes being cancelled as part of the plan of reorganization.
  Elimination of pre-petition liabilities. Cash claims of $2.3 million were accrued as well as assumed capital leases totaling $97,000.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001
(UNAUDITED)

  Gain on extinguishment of debt is calculated as follows: (amounts in thousands)
Liabilities subject to compromise	$169,245
Deferred financing costs related to cancelled senior notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$ 17,182

  Issuance of new senior notes, totaling $120 million, and the issuance of 5,000,000 shares of new common stock with par value of $0.01. The reorganization value was derived from a recovery analysis filed in the bankruptcy court in connection with the Plan. The components of the reorganized value are shown below: (amounts in thousands)
Reorganized value:
New Debt	$ 120,000
New Equity	25,000

Reorganization value	$ 145,000

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
  Establishment of Intangible value of contractual rights to be amortized over 15 years using the straight-line method.
  This intangible asset represents the value of the Company's lease agreement and the business relationship developed with Wal-Mart.
  Elimination of Predecessor equity.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001
(UNAUDITED)

(4)	LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

As part of fresh start accounting, liabilities subject to compromise in the amount of $169 million were exchanged for new notes and common stock as part of the discharge of debt in the bankruptcy. These liabilities are identified below: (amounts in thousands)

	June 2, 2001		December 30, 2000

Accounts payable	$27,830		$25,856
Accrued expenses and provision for rejected contracts	2,359	(a)	5,859
Senior notes net of discount, including accrued interest	131,356		131,266
Other long-term debt and capital lease obligations	7,700	(b)	7,843

	$169,245		$170,824

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

	Three Months Ended September 30, 2000	Five Months Ended June 2, 2001	Nine Months Ended September 30, 2000

Fresh start adjustments	$--	$(114,263)	$--
Impairment of goodwill	100,805	--	100,805
Impairment of fixed assets	11,633	33	11,966
Provision for rejected leases	85	1,592	1,920
Loss on sale of freestanding division	--	9,688	--
Other store closing costs	244	532	662
Professional fees	1,155	2,008	2,311
Retention plan	564	3,231	1,113
Interest income	(43)	(127)	(91)
Letter of credit reserve on DIP Facility	--	197	--
Other reorganization items	77	636	214

Total reorganization items	$114,520	$(96,473)	$118,900

 The loss on sale of the freestanding division of $9.7 million was due to:

  impairments of certain assets not acquired by the buyer,
  accrued costs for freestanding employees for severance and health care costs for periods after the sale, and other contracted expenses for which the Company will receive no future benefit.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001
(UNAUDITED)

(5)	DISPOSITION OF FREESTANDING OPERATIONS

On April 20, 2001, the Predecessor company completed the sale of its freestanding retail operations to Vista Acquisition LLC (the "Buyer"). We received consideration of approximately $7.0 million, consisting of $5.7 million in cash and a $1.3 million note receivable. The note receivable is payable in 12 quarterly payments beginning on July 1, 2001. Interest on the note accrues at the prime rate. The assets sold consisted primarily of furniture, fixtures and inventory at approximately 200 freestanding locations and inventory and equipment at the Fullerton, California laboratory/distribution center.

In a related transaction, the Company agreed to sell to the Buyer its interest in a subsidiary for a $1.0 million note receivable. This transaction is subject to various conditions, including regulatory approval. This subsidiary owns a portion of the equipment in approximately half of the freestanding locations sold. For purposes of the unaudited pro forma financial information, these transactions have been combined.

Pro forma unaudited financial results of the Predecessor company are presented below, as if the freestanding operations were disposed of at the beginning of the periods presented. The freestanding operations were disposed of in April of 2001 prior to the Company's emergence from bankruptcy. Accordingly, no pro forma information is provided for the Successor Company. The pro forma results presented include certain adjustments and estimates by management. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company without the freestanding operations.

	Three months ended September 30, 2000

	As reported	Adjustments	Pro forma

Net sales	$75,578	$(15,028)	$60,550
Gross profit	39,239	(6,301)	32,938
Operating income	(2,407)	5,851	3,444

	Five months ended June 2, 2001			Nine months ended September 30, 2000

	As reported	Adjustments	Pro forma	As reported	Adjustments	Pro forma

Net sales	$120,557	$(18,215)	$102,342	$237,541	$(48,065)	$189,476
Gross profit	65,796	(9,051)	56,745	128,171	(24,895)	103,276
Operating income /(loss)	819	4,026	4,845	(5,943)	16,287	10,344

The above pro forma information is intended to represent the Company’s consolidated operations excluding the freestanding operations sold or closed over the past two years. It does not exclude other operations that we actually closed and disposed of during the bankruptcy proceedings, including the Sam’s Club stores and Meijer Thrifty Acres stores. As such, the pro forma information is not necessarily indicative of the future financial results of the Company’s ongoing operations. Historical pro forma results of operations for the Company’s ongoing businesses are presented in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001
(UNAUDITED)

(6)	INTEREST PAYMENT ON SENIOR NOTES

Cash and cash equivalents at September 29, 2001 was $11.6 million. The Company's first interest payment on the 12% secured notes of $4.8 million, due on September 30, 2001, was made on the first day of the fourth quarter from existing cash balances.

(7)	LONG-TERM DEBT

In May 2001, the Company's secured revolving credit facility with Foothill Capital expired and was replaced with a senior secured revolving Credit Facility (the "Exit Facility") from Fleet Capital Corporation. The Exit Facility has a term of three years, bears interest at the prime rate plus 0.25% per annum or at LIBOR plus 2.5%, and provides availability of an estimated $9.4 million, subject to borrowing base limitations and inclusive of letter of credit requirements.

(8)	CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues. Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received. In response to SAB 101, the Company is required to recognize revenue upon delivery of the product. The amount of cash received at the time the customer’s order is placed is recorded as a deposit liability and is presented within accrued liabilities. The effect of this change in accounting principle was applied cumulatively as of the beginning of 2000 and totaled $3.4 million.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001
(UNAUDITED)

(9)	EARNINGS PER COMMON SHARE

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

		|
	Successor	|		Predecessor
		|
	Three months	|		Three months
	ended	|		ended
	September 29, 2001	|		September 30, 2000
		|
		|
Net loss	$(1,469)	|		$(117,648)
		|
Weighted average shares outstanding, basic and diluted	5,000	|		21,169
		|
Basic and Diluted loss per share:		|
		|
Net earnings /(loss) per share	$(0.29)	|	$	$(5.56)
		|

		|
	Successor	|	Predecessor
		|
	Four months	|	Five months	Nine months
	ended	|	ended	ended
	September 29, 2001	|	June 2, 2001	September 30, 2000
		|
Net earnings /(loss) before cumulative effect		|
and extraordinary items	$(2,205)	|	$96,142	$(131,811)
Cumulative effect , net	--	|	--	(3,378)
Extraordinary item, net	--	|	17,182	(827)
		|
Net earnings /(loss)	$(2,205)	|	$113,324	$(136,016)
		|
Weighted average shares outstanding, basic and diluted	5,000	|	21,169	21,169
		|
Basic and Diluted loss per share:		|
		|
Net earnings /(loss) before cumulative effect		|
and extraordinary item	$(0.44)	|	$4.54	$(6.23)
Cumulative effect	--	|	--	(0.16)
Extraordinary item	--	|	0.81	(0.04)
		|
Net earnings /(loss) per share	$(0.44)	|	$5.35	$(6.43)
		|

No outstanding options were included in the above calculation as their impact would be anti-dilutive. As part of the reorganization plan, all existing stock options were terminated, and, as of September 29, 2001, no Successor Company stock options have been issued.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001
(UNAUDITED)

(10)	SUPPLEMENTAL DISCLOSURE INFORMATION

Inventory balances, by classification, may be summarized as follows: (amounts in thousands)

	Successor September 29, 2001	| |	Predecessor December 30, 2000
		|
Raw Material	$ 13,028	|	$ 22,175
Finished Goods	4,969	|	8,153
Supplies	410	|	1,150
		|
	$ 18,407	|	$ 31,478
		|

Prior to emergence from bankruptcy, we stopped accruing interest on unsecured debt. Contractual interest for the five months ending June 2, 2001 was $8.1 million. Contractual interest for the three and nine months ended September 30, 2000 was $5.1 million and $15.6 million, respectively. The components of interest expense, net, may be summarized as follows: (amounts in thousands)

	Successor	Predecessor

	Three months ended	Three months ended
	September 29, 2001	September 30, 2000

Interest expense on debt
and capital leases	$ 3,700	$ 576
Finance fees and amortization of
deferred financing costs	75	180
Interest income	(78)	--
Other	(24)	(35)

	$ 3,673	$ 721

	Successor	Predecessor

	Four months ended	Five months ended	Nine months ended
	September 29, 2001	June 2, 2001	September 30, 2000

Interest expense on debt
and capital leases	$ 4,833	$ 805	$ 6,325
Finance fees and amortization of
deferred financing costs	86	349	692
Interest income	(115)	--	(3)
Other	(22)	(4)	(46)

	$ 4,782	$ 1,150	$ 6,968

Interest expense excludes interest income of $127,000 for the five months ended June 2, 2001 and $43,000 and $91,000 for the three and nine months ended September 30, 2000, respectively. These amounts were treated as reorganization items. (See Note 3 to Condensed Consolidated Financial Statements.)

(11)	COMPREHENSIVE INCOME

Comprehensive income /(loss), which consists of net income and foreign currency translation adjustments, was a loss of approximately $1.5 million and $2.2 million for the three months and four months ended September 29, 2001, respectively, and a loss of approximately $117.6 million for the three months ended September 30, 2000. Comprehensive income was approximately $113.3 million and a loss of $136.0 million for the five months ended June 2, 2001 and the nine months ended September 30, 2000, respectively.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2001
(UNAUDITED)

(12)	NEW ACCOUNTING PRONOUNCEMENTS

Effective July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangibles" effective the beginning of fiscal year 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates amortization of goodwill, and requires acquired intangibles to be separately recognized. Goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company does not expect these statements to have a material impact on the financial statements of the Company.

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

Under the Plan, the Company’s pre-petition unsecured claims were converted into new secured notes and common stock. The secured notes have a face value of $120 million, will provide for the payment of interest of 12% twice a year at the end of March and September and are subordinated to debt under the Company's credit facility. The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted for existing cash balances, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001. The principal repayments are made by the end of the second month subsequent to the measurement date. The Company can provide no assurance as to whether it will generate sufficient cash to make such principal repayments or as to the amount of any such repayments. Five million shares of new common stock, par value $0.01, were issued, based on the Company's reorganization value. Under the Plan, former shareholders received no value for their interests, consequently, all common stock issued prior to emergence from bankruptcy was cancelled.

The Company's reorganization value was developed by the Company, the Official Committee of Unsecured Creditors and their respective financial advisors. The reorganization value was based on a calculation of the present value of the free cash flows under the Company's financial projections, including an assumption of a terminal value. Such projections were necessarily based on a variety of estimates and assumptions which might not be realized and are inherently subject to significant uncertainties and contingencies. Some assumptions inevitably will not materialize. The projections therefore should not be considered as a guarantee or other assurance of actual results. Such projections were submitted to the bankruptcy court and to creditors for review via the Company's disclosure statement accompanying the Plan.

The allocation of the Company's reorganization value is shown below:

Reorganized value:
New Debt	$120,000
New Equity	25,000

Reorganization value	$145,000

No assurances can be given as to the price at which the securities of the Company may trade (See Part II, Item 5, "Other Information"), and such prices may be materially different from the reorganization value prepared in connection with the Plan.

Results Of Operations

The Company emerged from Chapter 11 on May 31, 2001 and implemented "fresh start" accounting as of June 2, 2001. Results of operations for the 3 day period from May 31, 2001 through June 2, 2001 were not material. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods. However, for purposes of this discussion, the Successor results for the three months ended September 29, 2001 have been compared to the Predecessor results for the three months ended September 30, 2000. Also, the Successor results of four months ended September 29, 2001 have been combined with the Predecessor results of five months ended June 2, 2001 and then compared to the Predecessor results for the nine months ended September 30, 2000. Differences between periods due to fresh start accounting are explained when necessary. EBITDA, prior to significant provisions, represents earnings before interest, taxes, depreciation and amortization, as well as, restructuring expenses, reorganization items and other bankruptcy and store closing charges. These periods are summarized in the following tables:

National Vision, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three months ended	Three months ended
	September 29, 2001	September 30, 2000

Net sales	$59,741	$75,578
Cost of goods sold	26,097	36,339

Gross profit	33,644	39,239
Selling, general & administrative expense	31,440	41,646

Operating income /(loss)	2,204	(2,407)
Interest expense	3,673	721

Loss before reorganization expense & taxes	(1,469)	(3,128)
Reorganization items and fresh-start adjustments	--	114,520

Loss before taxes	(1,469)	(117,648)
Income tax benefit	--	--

Net loss	$(1,469)	$(117,648)

EBITDA prior to significant provisions	$7,183	$2,982

	Nine months ended	Nine months ended
	September 29, 2001	September 30, 2000

Net sales	$198,904	$237,541
Cost of goods sold	89,153	109,370

Gross profit	109,751	128,171
Selling, general & administrative expense	106,355	129,829
Impairment loss on long-lived assets	--	2,684
Restructuring expense	--	1,601

Operating income / (loss)	3,396	(5,943)
Interest expense	5,932	6,968

Loss before reorganization expense & taxes	(2,536)	(12,911)
Reorganization items and fresh-start adjustments	(96,473)	118,900

Earnings / (loss) before taxes & extraordinary item	93,937	(131,811)
Income tax benefit	--	--

Net earnings / (loss) before extraordinary item	93,937	(131,811)
Extraordinary items, net of tax	17,182	(827)
Cumulative effect, net	--	(3,378)

Net earnings / (loss)	$111,119	$(136,016)

EBITDA prior to significant provisions	$18,619	$13,229

The Company’s results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during the period. At September 29, 2001, the Company operated 505 vision centers, versus 735 vision centers at September 30, 2000, summarized as follows:

	September 29, 2001	September 30, 2000
Wal-Mart vision centers in US	399	393
Wal-Mart vision centers in Mexico	30	27
Fred Meyer vision centers	55	55
Military base vision centers	21	19
Freestanding stores	--	229
Vision Centers in Sam's Clubs	--	2
Meijer Thrifty Acres vision centers	--	10

	505	735

Restatement of Second Quarter Financial Information

During the third quarter of 2001, the Company completed additional analysis regarding receivables in existence at June 2, 2001, when the Company adopted fresh start accounting. This analysis involved a detailed review of information regarding the June 2, 2001 receivables balance. It revealed certain receivables that were billed by third party processing firms after the date allowed by certain healthcare providers, as well as errors in the trial balance categorization of certain receivables. This resulted in additional amounts being deemed uncollectible using criteria established at June 2, 2001. Management identified $3.9 million of managed care receivables of the Predecessor company that were not collectible upon adoption of fresh start accounting. This resulted in an understatement of previously reported selling, general, and administrative expenses of $3.9 million during the two months ended June 2, 2001, and an understatement of the Intangible for contractual rights upon emergence from Bankruptcy of $3.9 million. Consequently, the Company is restating its results of operations for the second fiscal quarter of 2001. There was no impact on cash flow from operations as a result of the restatement. Approximately $2.9 million of the $3.9 million non-cash charge related to the Company's host vision centers.

Three Months Ended September 29, 2001 (the "Current Three Months") Compared To Three Months Ended September 30, 2000 (the "Prior Three Months")

Consolidated Results

Net Sales. The Company recorded net sales of $59.7 million in the Current Three Months, a decrease of 21% from sales of $75.6 million in the Prior Three Months. Sales decreased because of the following:

  Since April 2000, the Company has disposed of all of its freestanding stores, including the April 2001 sale of approximately 200 freestanding stores. These stores had sales of approximately $15 million in the third quarter of 2000.
  The Company closed all of its Sam’s Club operations in the third quarter of 2000. These locations had sales of approximately $2 million in the third quarter of 2000.

Comparable store sales in the Company's domestic host businesses declined 0.5% from levels recorded in the Prior Three Months. This decrease was partially offset by sales from 11 new stores opened since the Prior Three Month period. In addition, managed care sales increased as a percent of total sales in the Current Three Months compared with the same period a year ago.

Gross Profit. In the Current Three Months, gross profit decreased to $33.6 million from $39.2 million in the Prior Three Months. This decrease in gross profit dollars was primarily driven by a reduction in sales caused by the closure of the freestanding locations and the Sam’s Club locations. Gross margin, as a percent of sales, increased to 56.3% from 51.9% in the Prior Three Months. Gross margin percentage was positively impacted by an increase in eyeglass margins, resulting from the introduction and repositioning of certain eyeglass lens items and additional price-point options placed on the frame boards. This improvement was partially offset by increases in rent expense (which is a component of gross profit) as a percent of sales for the Wal-Mart division. This was due to approximately 44 vision centers entering the three-year option period of the Wal-Mart lease since the end of the Prior Three Months. The option period effectively increases each location's minimum rent requirement. We expect this trend of increased rent to continue as additional Wal-Mart locations enter the option period of their lease. The Company believes that, on the basis of comparable store sales growth it has historically achieved over the five year period prior to 2001, occupancy expense under the Wal-Mart agreement as a percent of sales should not, in the foreseeable future, increase by more than one percentage point over levels recorded in 2001. The Company cannot give any assurances that it will be able to record comparable sales increases at these historical levels. Any significant shortfall in comparable store sales would have a negative impact on occupancy expense as a percent of sales. Also, in the Prior Three Months, the Company recorded a charge of approximately $1.1 million to adjust inventory of the freestanding locations to its net realizable value.

Selling, General, And Administrative Expense ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) decreased to $31.4 million in the Current Three Months from $41.6 million for the Prior Three Months. The dollar decrease was primarily the result of fewer payroll, depreciation and other expenses due to the above-mentioned store dispositions and closures. SG&A expense also decreased as a percent of sales from 55.1% in the Prior Three Months to 52.6% in the Current Three Months.

The percentage decrease in SG&A was the result of

    a 1.4% decrease in retail and field supervision payroll costs as a percent of sales due to the closure of the freestanding stores which had higher payroll costs as a percent of sales, a charge of approximately $0.5 million in the Prior Three Months to adjust accounts receivable in the Company's freestanding stores to net realizable value, and a reduction in total advertising expenditures in the Current Three Months due to the disposal of the Company's freestanding locations. Historically the Company's advertising expenditures for the freestanding locations have been in excess of 10% of sales, well in excess of expenditures as a percentage of sales for the domestic host businesses. Advertising for the Company's domestic host businesses in 2001 is up slightly from historical levels.

This decrease was partially offset by the amortization of the newly established intangible value of contractual rights of approximately $1.9 million for the three months ended September 29, 2001 and an increase in third party processing costs as a result of increased managed care sales and receipts. Third party processing costs as a percentage of sales are expected to increase as sales under managed care programs increase.

Reorganization Items. The Company recorded all transactions incurred as a result of the Chapter 11 filing separately as reorganization items. There were no reorganization items recorded in the third quarter of 2001, as the Company emerged from bankruptcy during the second quarter of 2001. The table below summarizes the items incurred in the Prior Three Months: (amounts in thousands)

Three Months Ended September 30, 2000
Impairment of goodwill	$ 100,805
Impairment of fixed assets	11,633
Provision for rejected leases	85
Other store closing costs	244
Professional fees	1,155
Retention plan	564
Interest income	(43)
Other reorganization items	77

Total reorganization items	$ 114,520

Operating Income. Operating income for the Current Three Months increased to $2.2 million from a loss of $2.4 million in the Prior Three Months. Operating income as a percentage of sales prior to the restructuring reserve and the impairment loss was 3.7% in the Current Three Months, compared to a loss of 3.2% in the Prior Three Months. This improvement was primarily due to the closure of the freestanding locations and the Sam’s Club locations.

Interest Expense. Interest Expense increased to $3.7 million compared to $0.7 million in the Prior Three Months. In the Prior Three Months, the Company stopped accruing interest on unsecured debt until we emerged from Chapter 11 bankruptcy. The Company emerged from bankruptcy prior to the Current Three Months, and new senior notes in the amount of $120 million and bearing interest of 12% were issued and the previous notes were cancelled. The new notes were outstanding for three months in the current period and interest of approximately $3.6 million was accrued. Contractual interest for the third quarter of 2000 was $5.1 million.

Benefit For Income Taxes. The Company recorded a pre-tax operating loss in the Current Three Months. No tax benefit has been recorded due to the uncertainty of realizability.

Net Income. The Company posted a net loss of $1.5 million in the Current Three Months versus a net loss of $117.6 million in the Prior Three Months.

EBITDA Prior to Significant Provisions. EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA prior to significant provisions is calculated as EBITDA prior to restructuring expense, impairment on long-lived assets, reorganization items, extraordinary items, the cumulative effect of a change in accounting principle, and significant non-cash charges. EBITDA increased in the Current Three Months due to the disposal of the freestanding operations in April 2001. These stores had lower average sales and higher expenses as a percent of total sales than the domestic host businesses.

The following is a reconciliation of operating income to EBITDA prior to significant provisions:

Three Months Ended

	September 29, 2001	September 30, 2000

Operating income / (loss)	$ 2,204	$ (2,407)
Add back depreciation and amortization	4,979	5,389

EBITDA	$ 7,183	$ 2,982

Add back significant provisions:
Impairment of long-lived assets	--	--
Restructuring expense	--	--

EBITDA prior to significant provisions	$ 7,183	$ 2,982

Nine Months Ended September 29, 2001 (the "Current Nine Months") Compared To Nine Months Ended September 30, 2000 (the "Prior Nine Months")

Consolidated Results

Net Sales. The Company recorded net sales of $198.9 million in the Current Nine Months, a decrease of 16% from sales of $237.5 million in the Prior Nine Months. Sales decreased due to the following:

    Since April 2000, the Company has disposed of all of its freestanding stores, including the April 2001 sale of approximately 200 freestanding stores. These stores had sales of approximately $48 million in the Prior Nine Months versus approximately $18 million in the Current Nine Months.
    The Company closed all of its Sam’s Club operations in the third quarter of 2000. These locations had sales of approximately $12 million in the Prior Nine Months.

Comparable store sales in the Company's domestic host businesses remained constant with levels recorded in the Prior Nine Months. In addition, managed care sales increased as a percent of sales in the Current Nine Months compared with the same period a year ago.

Gross Profit. In the Current Nine Months, gross profit decreased to $109.8 million from $128.2 million in the Prior Nine Months. This decrease in gross profit dollars was primarily driven by a reduction in sales caused by the closure of the freestanding locations and the Sam’s Club locations. Gross margin as a percent of sales increased to 55.2% from 54.0% in the Prior Nine Months. Gross margin percentage was positively impacted by an increase in vendor promotional monies and independent optometrist receipts over amounts received in the Prior Nine Months. This was partially offset by rent expense which increased as a percent of sales for the Wal-Mart division. This was due to approximately 44 vision centers entering the three-year option period of the Wal-Mart lease since the end of the Prior Nine Months. The option period effectively increases each location’s minimum rent requirement. We expect this trend of increased rent to continue as additional Wal-Mart locations enter the "option period" of their lease. The Company believes that, on the basis of comparable store sales growth it has historically achieved over the five year period prior to 2001, occupancy expense under the Wal-Mart agreement as a percent of sales should not, in the foreseeable future, increase by more than one percentage point over levels recorded in 2001. The Company cannot give any assurances that it will be able to record comparable sales increases at these historical levels. Any significant shortfall in comparable store sales would have a negative impact on occupancy expense as a percent of sales.

Selling, General, And Administrative Expense ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) decreased to $106.4 million in the Current Nine Months from $129.8 million for the Prior Nine Months. The dollar decrease was primarily the result of fewer payroll, depreciation and other expenses due to the above-mentioned store closures. SG&A expense also decreased as a percent of sales from 54.7% in the Prior Nine Months to 53.5% in the Current Nine Months.

The percentage decrease in SG&A was due to the following:

    A 2.0% decrease in retail and field supervision payroll costs as a percent of sales. This is primarily the result of the freestanding store closures. The closed stores had higher payroll costs as a percent of sales.
    A 1.1% decrease in total advertising costs as a percent of sales in the Current Nine Months. In the Prior Nine Months, advertising efforts were increased in the freestanding stores. Advertising for these stores ceased in April 2001 when these stores were sold.
    A 0.5% decrease in depreciation and amortization costs as a percent of sales due to the third quarter 2000 goodwill impairment of $100.8 million, and fixed asset impairment of $12.0 million.

These decreases were mostly offset by:

    a non-cash charge of $3.9 million for uncollectible accounts receivable of the Predecessor company incurred in the second quarter of 2001, amortization of Intangible value of contractual rights established as part of fresh start accounting, in the amount of approximately $2.5 million for the period from June 3 through September 29, 2001, an increase in third-party processing costs as a result of increased managed care sales and receipts, and an increase in group health benefit costs due to increased claims experience.

We expect the increase in third-party processing costs to continue as managed care sales become a larger percentage of our total sales. We also expect the increases in group health benefit costs to continue in 2001 as well as in 2002.

Operating Income. Operating income for the Current Nine Months prior to restructuring reserves and the impairment loss on long-lived assets, increased to $3.4 million from a loss of $1.7 million in the Prior Nine Months. Operating income as a percentage of sales prior to the restructuring reserve and the impairment loss was 1.7% in the Current Nine Months, compared to a loss of 0.7% in the Prior Nine Months. This improvement was primarily due to the closure of the freestanding locations and the Sam’s Club locations.

Impairment Loss, Restructuring Expense And Reorganization Items. In the first quarter of 2000, the Company recorded a non-cash pre-tax charge of approximately $2.7 million primarily related to the impairment of leasehold improvements and furniture and fixtures in 91 closed stores.

Also, in the first quarter of 2000, the Company recorded a $1.6 million reserve for anticipated closing costs of stores. This charge was comprised of $1.4 million in lease termination costs and $239,000 in severance and other closing costs.

Generally accepted accounting principles require that these charges, incurred prior to the Company’s filing for Chapter 11 protection, be presented as components of operating income. Charges of this nature incurred subsequent to the Company’s Chapter 11 filing are presented below operating income as "Reorganization Items." Results for the Current and Prior Six Months include charges which were incurred after the Company’s Chapter 11 filing. The table below summarizes these charges: (amounts in thousands)

	Five Months Ended	Nine Months Ended

	June 2, 2001	September 30, 2000
Fresh start adjustments	$ (114,263)	$ --
Impairment of goodwill	--	100,805
Impairment of fixed assets	33	11,966
Provision for rejected leases	1,592	1,920
Loss on disposal of freestanding division	9,688	--
Other store closing costs	532	662
Retention plan	3,231	1,113
Professional fees	2,008	2,311
Letter of credit reserve on DIP Facility	197	--
Interest income on accumulated cash	(127)	(91)
Other reorganization costs	636	214

	$ (96,473)	$ 118,900

Benefit For Income Taxes. The Company recorded a pre-tax operating loss in the Current Nine Months. No tax benefit has been recorded due to the uncertainty of realizability.

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

Extraordinary Item. The extraordinary item in the Current Nine Months represents the gain on extinguishment of debt as recorded in fresh start accounting.

Net Income. The Company posted net earnings of $111.1 million versus a net loss of $136.0 million in the Prior Nine Months.

EBITDA Prior to Significant Provisions. EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA prior to significant provisions is calculated as EBITDA prior to restructuring expense, reorganization items, extraordinary items, the cumulative effect of a change in accounting principle, and significant non-cash charges. EBITDA increased in the Current Three Months due to the disposition of the freestanding operations in April 2001. These stores had lower average sales and higher expenses as a percent of total sales than the domestic host businesses.

Due to reorganization, EBITDA prior to June 2, 2001 may not be meaningful. The following is a reconciliation of operating income to EBITDA prior to significant provisions:

	Nine Months Ended

	September 29, 2001	September 30, 2000

Operating income / (loss)	$ 3,396	$ (5,943)
Add back depreciation and amortization	11,323	14,887

EBITDA	$ 14,719	$ 8,944

Add back significant provisions:
Impairment of long-lived assets	--	2,684
Restructuring expense	--	1,601
Non-cash charge for managed care receivables	3,900	--

EBITDA prior to significant provisions	$ 18,619	$ 13,229

Historical Pro Forma Results of Ongoing Operations

The following pro forma information presents the Company's results of operations for the retail store operations retained by the Company upon emergence from bankruptcy. Accordingly, such pro forma data is presented as if the freestanding operations, the Sam's Club operations and other disposed operations, were closed or disposed of as of the beginning of the periods presented. Results for the three months ended September 29, 2001 are actual results, as the freestanding operations were disposed of prior to this period. Costs related to the bankruptcy, reorganization and restructuring costs, as well as large noncash provisions, are excluded.

Three Months Ended

	September 29, 2001	September 30, 2000
Net sales	$ 59,741	$ 58,781
Gross profit	$ 33,644	$ 31,990
Operating income	$ 2,204	$ 4,350
EBITDA prior to significant provisions	$ 7,183	$ 7,460

Nine Months Ended

	September 29, 2001	September 30, 2000
Net sales	$ 180,689	$ 177,547
Gross profit	$ 100,700	$ 97,948
Operating income	$ 10,322	$ 14,440
EBITDA prior to significant provisions	$ 21,561	$ 23,187

Pro forma net sales and gross profit have increased over the comparable three and nine month periods a year ago primarily due to 11 new host vision centers opened since October 1, 2000. In addition, gross profit was positively impacted by an increase in eyeglass margins, which was partially offset by increases in rent expense in the Wal-Mart division, as previously discussed.

Pro forma operating income declined in the three months ended September 29, 2001 for the following reasons:

--	amortization of Intangible value of contractual rights established during fresh start accounting, totaling approximately $1.9 million,
--	increases in advertising expenditures over the comparable period a year ago, and
--	increases in third party processing costs resulting from a larger percentage of managed care sales.

Pro forma operating income declined in the nine months ended September 29, 2001 due to all of the factors mentioned above, as well as a $2.9 million non-cash charge of uncollectible accounts receivable of the Predecessor company's host vision centers incurred in the second quarter of 2001.

EBITDA prior to significant provisions decreased from the prior year for the reasons mentioned above, excluding the impact of the intangible amortization. EBITDA prior to significant provisions is calculated as operating income before restructuring expense, impairment loss and the $2.9 million non-cash charge in the second quarter of 2001, plus depreciation and amortization.

Liquidity And Capital Resources

Our capital needs have been for operating expenses, capital expenditures and interest expense. Our sources of capital have been cash flow from operations and borrowings under our credit facilities. The Company made its first interest payment on the Senior Notes of $4.8 million on the first business day of the fourth quarter.

The Company emerged from bankruptcy on May 31, 2001. Upon emergence, all of the Company's pre-petition unsecured liabilities, including the previous senior notes, and all former equity interests were cancelled. Liabilities Subject to Compromise were $169 million and were converted at approximately 85% of face value into a combination of new secured notes and common stock. The notes have a face value of $120 million, provide for payment of interest twice a year at the end of March and September and are subordinated to debt under the Company's credit facility. The notes are payable over eight years with principal repayments based on excess cash flow. Excess cash flow is defined as EBITDA plus or minus working capital changes less the sum of capital expenditures, cash interest payments and cash tax payments, and is subject to a $3 million cash reserve. The obligation to prepay principal will have an adverse impact on the ability of the Company to accumulate cash. We can make no assurance as to whether our operations will generate sufficient cash for us to make principal repayments based on excess cash flow. The softness of our current sales levels, coupled with the potential impact of the slowing economy on retail sales overall, are expected to have a negative impact on our cash balances and on the amount of any excess cash principal payments due in 2002.

In May 2001, the Company's secured revolving credit facility with Foothill Capital expired and was replaced with a secured revolving Credit Facility (the "Exit Facility") from Fleet Financial Corporation. The Exit Facility has a term of three years, bears interest at the prime rate plus 0.25% per annum or at LIBOR plus 2.5%, and provides availability of an estimated $9.4 million, subject to borrowing base limitations and inclusive of letter of credit requirements. We believe that the Exit Facility will provide the Company with adequate liquidity during 2001.

As of November 12, 2001 and subsequent to the Company's emergence from bankruptcy in May 2001, we have made cash payments related to the Predecessor company and to the completion of the bankruptcy process. These cash payments approximate $8 million and include:

    Reclamation payments, convenience claims and assumed contract cure amounts;
    Cash payments related to the disposition of the freestanding stores;
    Cash payments to formalize the Exit Facility, to legal counsels and other financial advisors; and
    Cash payments in accordance with the retention plan.

A majority of these costs were accrued in the Successor Company's opening balance sheet. Until the claims distribution process is complete, the Company will continue to make cash payments for 1) the settlement of landlord and other disputed cash claims, and 2) professional costs related to the settlement of claims and the distribution of stocks and bonds.

It is the Company’s intent to use excess cash for its ongoing operations, for payment of interest expense and repayment of principal on the Company’s outstanding debt.

As of September 29, 2001, the Company's remaining unused availability under the Exit Facility has decreased to approximately 6.6 million, as inventory and receivable levels (borrowing base components) have declined. The Company had no borrowings under the Exit Facility, and had letters of credit of $3.5 million outstanding. The Company believes that cash generated from operations and funds available under the Exit Facility will be sufficient to satisfy its cash requirements through the remainder of the fiscal year.

In April 2001, the Company finalized the sale of its freestanding operations for consideration of $7.0 million, consisting of $5.7 million in cash and a $1.3 million note receivable. The Company anticipates that cash flow from operations will improve with the disposition of the freestanding operations.

The Company opened one Wal-Mart vision center in October of 2001. We do not plan to open any additional Wal-Mart vision centers in the remainder of 2001. We may open up to three additional vision centers dependent upon liquidity, construction schedules and other constraints. For each of our new vision centers, we typically spend between $100,000 and $140,000 for fixed assets and approximately $25,000 for inventory.

In conjunction with our historical results from operations, emergence from Chapter 11 and the disposition of our freestanding operations, the Company incurred significant net operating losses. These losses are expected to result in significant net operating loss carryforwards, the amount of which has not yet been finally determined.

Summary of Master Lease Terms

The following table sets forth the number of leases for domestic Wal-Mart and Fred Meyer vision centers that expire each year, assuming that the Company exercises all available options to extend the terms of the leases. Changes in this table occur when stores are opened, closed, or relocated, which effectively "restarts" the lease term. This table includes Wal-Mart superstore conversions which are currently scheduled. The superstore conversion schedule is subject to change. We can give no assurances that all options will be exercised or that all superstore conversions scheduled will be completed.

	Leases Expiring in

Host Company	2002	2003	2004	2005	2006	2007	2008 and thereafter

Wal-Mart	5	37	44	45	53	62	153
Fred Meyer	-	-	-	-	-	-	55

Totals	5	37	44	45	53	62	208

Risk Factors

Any expectations, beliefs, and other non-historical statements contained in this Form 10-Q are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company’s expectations or belief concerning uture events, including the following: any statements regarding future sales levels, any statements regarding the continuation of historical trends, and any statements regarding the Company’s liquidity. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the factors described below could materially affect the Company’s actual results.

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

Our lack of growth could adversely affect the price of the New Common Stock.

Average revenues in our Wal-Mart vision centers are approximately $550,000 per center per year. Average revenues in the other vision centers that we continue to own after the sale of our free standing vision centers are less that $300,000 per center per year. The expiration of our leases with Wal-Mart will cause a reduction in our revenues, which we may not be able to replace with revenues generated by other vision centers.

Our sales revenues could decrease in the future as Wal-Mart leases expire. It is unlikely that we will be able to open enough new vision centers under our Fred Meyer and military contracts to compensate for the loss of the revenues generated by Wal-Mart vision centers for which our leases expire. We expect that our expenses, however, will increase over time. A combination of lower sales and higher expenses may have an adverse effect on the price of the New Common Stock.

Further issuances of the New Common Stock and the New Notes could adversely affect their trading prices.

We issued the New Common Stock and the New Notes to creditors pursuant to our plan of reorganization. As of the date of this filing, less than all of the shares of the New Common Stock and the New Notes have been distributed. Some of the shares of the New Common Stock and the New Notes have been held in reserve for distribution upon the resolution of claims that we have disputed in the bankruptcy court. Although no issuances of securities other than pursuant to the Plan are currently contemplated, except grants of stock options or other stock awards pursuant to employee benefit plans that are in place, further issuances of the New Common Stock and the

New Notes in the future could take place. These issuances could cause adverse changes in the trading prices of the New Common Stock and the New Notes.

The use of Net Operating Loss Carryforwards may be subject to limitations.

In conjunction with our historical results from operations, emergence from Chapter 11 and the disposition of our free standing operations, we incurred significant net operating losses.  These losses are expected to result in significant net operating loss carryforwards, the amount of which has not yet been finally determined. Our net operating losses that were realized prior to its emergence from Chapter 11 are subject to substantial limitation under Section 382 of the Internal Revenue Code of 1986. If our net operating losses that were realized after our emergence from Chapter 11 are subject to substantial limitation because of a future change of control of the company or otherwise, our cash tax costs would increase and have an adverse effect on our ability to repay the New Notes.

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

A change in interest rates could adversely affect us.

We borrow long-term debt under our Exit Facility at variable interest rates. We therefore incur the risk of increased interest costs if interest rates rise.

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

The public market for our securities has existed for a limited period of time.

Our common stock was previously listed on the NASDAQ Small Cap Market under the ticker symbol "VSTA." It was delisted on May 9, 2000 because its price dropped below $1.00 for a period of 30 days. Pursuant to the Plan, the old shares of our stock were deemed cancelled, terminated, and of no further force and effect as of May 31, 2001. 5,000,000 shares of the New Common Stock were issued in accordance with the terms of the Plan. The public market for the New Common Stock was initiated by listing on the AMEX on August 27, 2001, and the public market for the New Notes was initiated by listing on the AMEX on August 27, 2001. There can be no assurance that an active trading market for the New Common Stock or the New Notes will develop or be sustained or that the market price of the New Common Stock or the New Notes will not decline.

The New Common Stock may be delisted from the AMEX, if it does not maintain certain listing standards.

Our recent operating history, including our filing of and emergence from Chapter 11, has caused the price of our securities to be depressed. In addition, the general market for securities has been severely depressed in recent quarters. The price of the New Common Stock has declined very significantly since its original listing date. The rules of the AMEX allow the exchange to delist securities if the AMEX determines that a company’s securities fail to meet guidelines with respect to corporate net worth, the aggregate market value of shares, or price per share. In light of our recent operating history specifically, and the market conditions for stocks in general, we cannot assure purchasers of the New Common Stock or the New Notes that we will continue to meet the requirements of the AMEX. If we are unable to continue to satisfy these criteria, the AMEX may begin procedures to remove the New

Common Stock or the New Notes from the exchange. If the New Common Stock or the New Notes are delisted, a trading market may no longer exist, and the ability of shareholders to buy and sell the New Common Stock or the New Notes may be materially impaired.

We have not declared dividends in the past, and do not anticipate doing so in the near future, which may adversely affect the price of the New Common Stock.

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

The retail eyecare industry is extremely competitive. Failure to attract customers will depress our earnings and may adversely affect the price of the New Notes and New Common Stock.

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

Several of our competitors have significantly greater financial resources than we do. As a result, they may be able to engage in extensive and prolonged price promotions which may adversely affect our business. They may also be able spend more than we do for advertising. If we are not able to maintain our market share of the retail optical industry, our business will suffer. A decline in our earnings could adversely affect the price of the New Common Stock and the New Notes.

Federal and state governments extensively regulate the health care and insurance industries. A finding that we have violated existing regulations, or future adverse changes in those regulations, could negatively affect our business and its prospects and the price of the New Common Stock and the New Notes.

Both federal and state governments extensively regulate the delivery of health care, including relationships among health care providers such as optometrists and eyewear providers like us. Many states prohibit business corporations from practicing medicine or controlling the medical judgments or decisions of physicians. States often also prohibit various financial arrangements, such as splitting fees with physicians. The legality of our relationships with opticians and independent optometrists has been and may continue to be challenged from time to time. Regulations vary from state to state and are enforced by both courts and regulatory authorities, each with broad discretion. A ruling that we have violated these laws could, for example, result in:

  censure,
  delicensing of optometrists,
  civil or criminal penalties, including large civil monetary penalties, invalidation or modification of our agreements with optometrists and opticians, or an order requiring us to change our business practices.

These consequences could have an adverse effect on our business, which could impact the price of the New Common Stock and notes and impact our ability to repay the New Notes. Also, changes in our relationships with independent optometrists and opticians could adversely affect our relationship with Wal-Mart or our other host stores. Local ordinances (such as zoning requirements) can also impose significant burdens and costs of compliance. Frequently, our competitors sit on state and local boards. Our risks and costs of compliance are often increased as a result. All of these matters could cause our business to suffer, our ability to repay the notes to be adversely affected, and the trading price of the New Common Stock and the New Notes to decline.

The fraud and abuse provisions of the Social Security Act and anti-kickback laws and regulations adopted in many states prohibit soliciting, paying, receiving or offering any compensation for making, or causing someone to make, referrals of patients, items or services in some circumstances. The Social Security Act also imposes significant penalties for false or improper Medicare and Medicaid billings. Many states have adopted similar laws applicable to any payor of health care services. We must also comply with federal laws such as the Health Insurance Portability Act of 1996 (which governs our participation in managed care programs) and the Food and Drug Administration Act (which regulates medical devices such as contact lenses). In addition, the Stark Self-Referral Law restricts referrals for Medicare or Medicaid covered services where the referring physician has a financial relationship with the service provider. In some cases, the rental of space constitutes a financial relationship under this law. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. Violations of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and in the case of federal laws, exclusion from the Medicare and Medicaid programs. These kinds of exclusions and penalties, if applied to us, could have a material adverse effect on our business, which could adversely affect the price of the New Common Stock and the New Notes.

We do not have employment agreements with key management. The departure of key executives could adversely affect our business.

We depend on the continuing efforts of our executive officers and senior management. The departure of these individuals in significant numbers could adversely affect our business and prospects if we are unable to attract and retain qualified replacements. We do not currently have employment agreements with any personnel, including key executive officers and management. However, we offer our executives and management bonus and stock-based incentives related to our performance.

Failure to have independent vision care professionals available in or near our vision centers would adversely affect our ability to win managed care and host store contracts, and could prevent us from operating in some states.

Our business and marketing strategies emphasize the availability of independent optometrists in close proximity to our vision centers. Typically, we contract with at least one licensed optometrist to occupy a space in or adjacent to each of our stores. Additionally, our agreement with Wal-Mart contemplates that we will make optometrists available at least 48 hours per week if permitted by law. Some states require that licensed opticians be present when eyeglasses or contact lenses are fitted or dispensed. In some markets it may be difficult for us to attract and retain optometrists if our vision centers generate low sales. Any difficulties or delays in securing the services of vision care professionals could adversely affect our business and our relationship with our host stores. Consequences of difficulty or delay could include termination of our host store licenses for those vision centers, and imposition of legal sanctions against us, including closure of vision centers without licensed professionals.

Our retail business may suffer if we fail to keep sufficient licensed optometrists available in our vision centers, which may adversely affect the price of the New Common Stock and the New Notes.

Historically, if there is no licensed optometrist available to give eye exams, our retail business has suffered. In some markets, it can be difficult to hire or keep vision care professionals on staff in our vision centers. Failure to maintain a staff of qualified vision care professionals may cause our customers to go elsewhere to provide for their optical needs, which would have an adverse effect on our business.

Our success increasingly depends on our ability to develop and maintain relationships with managed vision care companies.

An increasing percentage of patients receive health care coverage through managed care payors. As this trend continues, our success will increasingly depend on our ability to negotiate contracts with health maintenance organizations, referred to as HMOs, employer groups and other private third party payors. We cannot assure you that we will be able to establish or maintain satisfactory relationships with managed care and other third party payors. Many managed care payors have existing provider structures in place that they may be unable or unwilling to change. Our inability to enter into arrangements with managed care payors in the future could have a material adverse affect on our business.

We have established a network of optometrists and other providers located in or adjacent to our stores in order to enhance our ability to contract with managed care payors for both professional services and retail eyewear supplies. Currently, approximately 10% of our revenues are received from managed care payors. We expect this percentage to increase in the future. Managed care contracts include a variety of reimbursement methods, such as capitation (or risk basis) and fee for service. Our contracts with managed care companies on the one hand, and with networks of optometrists and other providers on the other, are subject to federal and state regulations, for example:

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

Any Willing Provider Laws. Some states require managed care payors to include any provider who is willing to abide by the terms of the payor’s contracts. Some states also prohibit termination of providers without cause. Other states are considering similar requirements. These kinds of laws limit our ability to develop effective managed care provider networks.

Antitrust Laws. A range of antitrust laws apply to us and our provider network. These laws prohibit anti-competitive conduct, including price-fixing, concerted refusals to deal, and divisions of markets. We cannot assure you that our operations will not be challenged on antitrust grounds in the future.

Proposed reforms may affect our earnings and may adversely affect our business.

There have been numerous reform initiatives at the federal and state levels relating to the payment for and availability of healthcare services. We believe that these initiatives will continue for the foreseeable future. If adopted, some of these reforms could adversely affect our earnings, and may adversely affect our business.

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

These cost containment efforts may lead to limitations or reductions in reimbursement for eye care services, which would adversely affect our future sales. Additionally, some reimbursement programs require us to collect payment from third party payors. Our inability to fully collect reimbursable amounts could adversely affect cash flow generated from operations.

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

New advances may reduce the need for our products or allow other manufacturers to produce eyewear at lower cost than we can.

Technological advances in the eyecare industry, such as new surgical procedures or medical devices, could reduce the demand for our products. Corneal refractive surgery procedures such as laser surgery, radial-keratotomy and photo-refractive keratectomy may change the demand for our products. The development of new drugs may have a similar effect. Technological advances such as wafer technology and lens casting may make our current lens manufacturing method uncompetitive or obsolete. The number of individuals electing Lasik and similar surgical procedures has dramatically increased each year, which could significantly decrease demand for our goods and services. These and other medical and technological advances may have a material adverse effect on our operations.

We have begun to roll out a new point of sale system, which may cause us to lose sales.

We have begun to roll out a new point of sale system. Although we have not experienced any problems to date, there are risks that the new system will not function as planned. In addition, we could lose sales because employees are unfamiliar with the system or because they have difficulty using it.

A prolonged economic downturn could have an adverse impact on us.

We believe that a weakening economy may cause an increase in the period of time between repurchases of our retail products by the average consumer; since customers may see replacement purchases of eyeglasses and contact lenses as non-essential. An extension of the repurchase cycle for our retail products would reduce the number of sales of our retail products. Lower sales of our retail products would reduce our revenues, which could adversely affect the price of the New Common Stock and the New Notes.

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

Our Articles of Incorporation, By-Laws and shareholder rights agreement contain provisions that make it more difficult to effect a change in control of the company, which may adversely the price of the New Common Stock.

Provisions of our Articles of Incorporation and By-Laws could discourage tender offers or other transactions that would result in shareholders receiving a premium over the market price for the New Common Stock. These include provisions:

  authorizing the issuance of preferred stock without shareholder approval, requiring a supermajority shareholder vote in various circumstances, restricting who may call a special meeting of shareholders, permitting our board of directors to consider constituencies in addition to the shareholders, and requiring shareholders to comply with various procedures in connection with any shareholder proposals or director nominations.

Our shareholder rights agreement provides us with a defensive mechanism that decreases the risk that a hostile acquirer will attempt to take control of us without negotiating directly with our board of directors. It is meant to prevent an acquirer from gaining control of us by paying an inadequate price or by using coercive techniques. The shareholder rights agreement may discourage acquirers from attempting to purchase us, which may adversely affect the price of the New Common Stock.

We may not have the ability to raise the funds necessary to finance the change of control repurchase contemplated by our indenture.

Upon some changes of control of the company, holders of the New Notes have the right to require us to repurchase all or a portion of the New Notes. If a change of control occurs, we cannot assure you that we will have sufficient funds to repurchase all of the notes tendered. Our failure to repurchase tendered notes would be an event of default under our indenture. Changes of control are also restricted by, and constitute a default under, our Exit Facility. If the lender under our Exit Facility were to accelerate our obligations due to a default, it would have a priority claim to the proceeds from the sale of our assets that secure the Exit Facility.

Our adoption of "Fresh Start" accounting may make evaluating our financial position and results of operations, as compared to prior periods, more difficult.

Due to our emergence from bankruptcy pursuant to the Plan, we implemented "fresh start" accounting as of June 2, 2001. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. As a result, the consolidated financial statements for our reorganized company starting on and going forward from June 2, 2001 will not be comparable our consolidated financial statements for the periods prior to June 2, 2001. The change in our accounting principles may make it more difficult to compare our operations to prior periods.

Our operating history since we emerged from bankruptcy may be insufficient to evaluate our financial condition based on our financial statements.

Our operating history since our emergence from bankruptcy is limited. Our financial statements since the implementation of fresh start accounting may be insufficient to draw proper conclusions about our future ability to generate profits and to make payments on the New Notes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in an instrument’s value cause by, for example, fluctuations in interest and currency exchange rates. The Company’s primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company’s risk management policies. We manage market risk on the basis of an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company’s financial advisors, both internal and external, provide ongoing advice regarding trends that affect management’s assessment.

Interest Rate Risk

The Company borrows long-term debt under our credit facility at variable interest rates. We therefore incur the risk of increased interest costs if interest rates rise.

PART II
OTHER INFORMATION
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		The following exhibits are filed herewith or incorporated by reference:

			Exhibit Number

		Amended and Restated Articles of Incorporation, as amended, incorporated by reference to the Company's Registration Statement on Form 8-A filed on August 9, 2001	3.1

		Amended and Restated Bylaws, incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.	3.2

		Form of Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form 8-A filed on August 9, 2001	4.1

(b)	Reports on Form 8-K.	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Angus C. Morrison
Angus C. Morrison
Senior Vice President
Chief Financial Officer

By: /s/ Timothy W. Ranney
Chief Accounting Officer

November 13, 2001