Form 10-Q/A
period 2001-09-29
NATIONAL VISION INC
filed 2001-11-14
CIK 868263

THIS AMENDMENT NO. 2 TO FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2001
IS BEING RESTATED IN ITS ENTIRETY

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Amendment No. 2 to
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
	Predecessor – Five Months Ended June 2, 2001
	Predecessor – Six Months Ended July 1, 2000

	Condensed Consolidated Statements of Cash Flows -
	Successor – One Month Ended June 30, 2001	7
	Predecessor – Five Months Ended June 2, 2001
	Predecessor – Six Months Ended July 1, 2000

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion And Analysis Of
	Financial Condition And Results Of Operations	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	35

PART II	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 5.	Other Information

Item 6.	Exhibits And Reports On Form 8-K	37

Signatures		39

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 30, 2000
(In thousands except share information)

	Successor	|	Predecessor
	June 30, 2001	|	December 30, 2000
	(unaudited)	|
		|
ASSETS		|
Current Assets:		|
Cash and cash equivalents	$10,342	|	$8,066
Accounts receivable		|
(net of allowance: 2001 - $3,865; 2000 - $5,744)	3,593	|	10,119
Inventories	19,157	|	31,478
Other current assets	1,331	|	1,590
		|
Total current assets	34,423	|	51,253
		|
Property And Equipment:		|
Equipment	16,583	|	47,187
Furniture and fixtures	6,237	|	23,272
Leasehold improvements	5,480	|	18,664
Construction in progress	713	|	540
		|
	29,013	|	89,663
Less accumulated depreciation	(910)	|	(60,092)
		|
Net property and equipment	28,103	|	29,571
		|
		|
Other Intangible Assets		|
(net of accumulated amortization: 2001 - $583)	113,024	|	--
		|
Other Assets And Deferred Costs (net of		|
accumulated amortization: 2001-$43; 2000 - $4,833)	1,819	|	9,679
		|
Deferred Income Tax Assets	385	|	385
		|
	$177,754	|	$90,888
		|

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Liabilities Not Subject to Compromise:
		|
Current Liabilities:		|
Accounts payable	$5,634	|	$783
Accrued expenses and other current liabilities	27,712	|	19,693
Revolving credit facility and term loan	--	|	12,911
Current portion, other long-term debt	85	|	--
		|
Total current liabilities	33,431	|	33,387
		|
		|
Senior Notes	120,000	|	--
		|
Liabilities Subject to Compromise	--	|	170,824
		|
Commitments And Contingencies	--	|	--
		|
Shareholders' Equity/(Deficit):		|
Preferred stock, $1 par value; 5,000,000 shares		|
authorized, none issued	--	|	--
Common stock, $0.01 par value; 100,000,000		|
shares authorized, 21,169,103 shares issued		|
and outstanding as of December 30, 2000		|
(Predecessor)	--	|	211
Common stock, $0.01 par value;		|
10,000,000 shares authorized,		|
5,000,000 shares issued and outstanding		|
as of June 30, 2001 (Successor)	50	|	--
Additional paid-in capital	24,950	|	47,387
Retained deficit	(736)	|	(156,848)
Accumulated other comprehensive income	59	|	(4,073)
		|
Total shareholders' equity/(deficit)	24,323	|	(113,323)
		|
	$177,754	|	$90,888
		|

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Successor	|	Predecessor
		|
	One month ended	| |	Two months ended	Three months ended
	June 30, 2001	|	June 2, 2001	July 1, 2000
		|
Net sales	$18,606	|	$45,822	$78,783
Cost of goods sold	8,295	|	20,236	36,287
		|
		|
Gross profit	10,311	|	25,586	42,496
Selling, general & administrative expense	9,938	|	25,906	42,424
		|
Operating income/(loss)	373	|	(320)	72
Interest expense	1,109	|	411	917
		|
Loss before reorganization items & taxes	(736)	| |	(731)	(845)
Reorganization items and fresh-start adjustments	--	| |	(98,261)	4,379
		|
Earnings/(loss) before taxes & extraordinary items	(736)	| |	97,530	(5,224)
Income tax benefit	--	|	--	--
		|
Net earnings/(loss) before extraordinary items	(736)	| |	97,530	(5,224)
Extraordinary items, net of tax	--	|	17,182	(827)
		|
Net income / (loss)	$(736)	|	$114,712	$(6,051)
		|
		|
Basic and diluted earnings/(loss) per share:		|
Earnings/(loss) before extraordinary item	$(0.15)	|	$4.61	$(0.25)
Extraordinary items, net	--	|	0.81	(0.04)
		|
Net earnings / (loss) per share	$(0.15)	|	$5.42	$(0.29)
		|

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Successor	|	Predecessor
		|
	One month ended	| |	Five months ended	Six months ended
	June 30, 2001	|	June 2, 2001	July 1, 2000
		|
Net sales	$18,606	|	$120,557	$161,963
Cost of goods sold	8,295	|	54,761	73,032
		|
Gross profit	10,311	|	65,796	88,931
Selling, general & administrative expense	9,938	|	64,977	88,183
Impairment loss on long-lived assets	--	|	--	2,684
Restructuring expense	--	|	--	1,601
		|
Operating income / (loss)	373	|	819	(3,537)
Interest expense	1,109	|	1,150	6,247
		|
Loss before reorganization items & taxes	(736)	| |	(331)	(9,784)
Reorganization items and fresh-start adjustments	--	| |	(96,473)	4,379
		|
Earnings / (loss) before taxes & extraordinary items	(736)	| |	96,142	(14,163)
Income tax benefit	--	|	--	--
		|
Net earnings / (loss) before extraordinary items	(736)	| |	96,142	(14,163)
Extraordinary items, net of tax	--	|	17,182	(827)
Cumulative effect, net	--	|	--	(3,378)
		|
Net income / (loss)	$(736)	|	$113,324	$(18,368)
		|
		|
Basic and diluted earnings/ (loss) per share:		|
Earnings before extraordinary item	$(0.15)	|	$4.54	$(0.67)
Extraordinary item, net	--	|	0.81	(0.04)
Cumulative effect, net	--	|	--	(0.16)
		|
Net earnings / (loss) per share	$(0.15)	|	$5.35	$(0.87)
		|

   NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	|	Predecessor
		|
	One month ended	| |	Five months ended	Six months ended
	June 30, 2001	|	June 2, 2001	July 1, 2000
		|
Cashflow from operating activities:		|
Net income/(loss)	$(736)	|	$113,324	$(18,368)
Adjustments to reconcile net income/(loss) to cash		| |
provided by operating activities:		|
Depreciation & amortization	1,536	|	4,808	9,498
Impairment of long-lived assets	-	|	-	2,684
Restructuring reserve	-	|	-	1,601
Reorganization items	-	|	17,790	4,380
Cumulative effect	-	|	-	3,378
Fresh start adjustments	-	|	(114,263)	-
Extraordinary item	-	|	(17,182)	827
Changes in operating assets & liabilities, net of effects of dispositions and fresh start adjustments:		| |
Receivables	982	|	2,777	(3,330)
Inventories	709	|	1,440	1,461
Other current assets	(553)	|	597	896
Other assets	258	|	(84)	489
Accounts payable	3,772	|	1,210	8,752
Accrued expenses	(3,294)	|	(853)	3,809
		|
Total adjustments	3,410	|	(103,760)	34,445
		|
Net cash provided by operating activities	$2,674	|	$9,564	$16,077
		|
		|
Cashflow from investing activities:		|
Proceeds from sale of freestanding operations	-	|	5,656	-
Purchase of property & equipment	(335)	|	(2,084)	(3,241)
		|
Net cash provided by/ (used in) investing activities	$(335)	|	$3,572	$(3,241)
		|
Net cash from financing activities:		|
Advances on revolver	17,130	|	125,063	159,487
Payments on revolver	(20,130)	|	(134,975)	(165,884)
Payment of financing costs	(150)	|	(125)	(718)
Principal payments on other long-term debt	(12)	|	-	(830)
		|
Net cash used in financing activities	$(3,162)	|	$(10,037)	$(7,945)
		|
Net increase/(decrease) in cash	(823)	|	3,099	4,891
Cash, beginning of period	11,165	|	8,066	2,886
		|
Cash, end of period	$10,342	|	$11,165	$7,777
		|
		|

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

During the third quarter of 2001, the Company completed additional analysis regarding receivables in existence at June 2, 2001, when the Company adopted fresh start accounting. This analysis involved a detailed review of information regarding the June 2, 2001 receivables balance and, further, revealed certain receivables that were billed by third party processing firms after the date allowed by certain healthcare providers, as well as errors in the trial balance categorization of certain receivables. This resulted in additional amounts being deemed uncollectible using criteria established at June 2, 2001. Management identified $3.9 million of managed care receivables of the Predecessor company that were not collectible upon adoption of fresh start accounting. This resulted in an understatement of previously reported selling, general, and administrative expenses of $3.9 million during the two months ended June 2, 2001, and an understatement of the Intangible for contractual rights upon emergence from Bankruptcy of $3.9 million. Consequently, the Predecessor

Company is restating its results of operations for the second fiscal quarter of 2001. There was no impact on cash flow from operations as a result of the restatement. Approximately $2.9 million of the $3.9 million non-cash charge related to the Company's host vision-center operations.

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

The Plan provided for the conversion of the Company's pre-petition unsecured claims into new secured notes and common stock. The secured notes have a face value of $120 million and provide for the payment of interest of 12% twice a year at the end of March and September. The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted for existing cash balances, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001. The principal repayments are to be made by the end of the second month subsequent to the measurement date. Five million shares of new common stock, par value $0.01, were issued based on the Company's reorganization value . Under the Plan, former shareholders received no value for their interests, consequently, all predecessor common stock securities were cancelled.

The gain on cancellation of indebtedness aggregated $17.2 million before tax and has been treated as an extraordinary item in the accompanying Condensed Consolidated Statements of Operations for the period ended June 2, 2001.

At June 30, 2001 a portion of the new notes and equity were not distributed to creditors whose claims were disputed. The interests of creditors whose claims were not resolved upon the Company's emergence from Chapter 11, were provided for in the Company's disputed claim reserve. The notes and equity are effectively held in trust for the benefit of the creditors, and will be appropriately distributed upon resolution of disputed claims.

In accounting for the effects of the reorganization, the Company adopted "fresh start" accounting principles as contained in the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 was applicable because pre-reorganization shareholders received none of the Company's new common stock and the reorganization value of the assets of the successor company was less than the total pre-petition liabilities allowed plus post-petition liabilities.

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

The above summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan which is incorporated herein by reference to the Company's Application for Qualification of Indenture on Form T-3 filed on May 31, 2001.

In the allocation of the reorganization value, the Company's tangible and intangible assets were recorded at their assumed fair value. Intangible value of the contractual rights approximating $113.6 million was established as part of fresh start accounting and will be amortized over 15 years using the straight-line method. This intangible asset represents the value of the Company's lease agreement and the business relationship thereby developed with Wal-Mart.

Changes to the fair value of the Company's identifiable assets totaled $114.3 million. This amount was recognized as a gain in the Predecessor's statement of operations and is detailed below: (amounts in thousands)

Increase /(Decrease)

Inventory	(700)
Property, plant and equipment, net	1,942
Other assets	(586)
Intangible value of contractual rights	113,607

Total fair value adjustments	$ 114,263

The application of fresh start accounting on the Predecessor Company's June 2, 2001 balance sheet is as follows:   (amounts in thousands)

	Before							Reorganized
	Fresh Start	Extinguishment		New issuance		Fair value		Balance Sheet
	June 2, 2001	of debt		Notes / Stock		adjustments		June 2, 2001

Cash & cash equivalents	$11,165							$11,165
Accounts receivable	4,575							4,575
Inventory	20,566					(700)	(e)	19,866
Other current assets	778							778

Total current assets	37,084	--		--		(700)		36,384

Property, plant & equipment
Gross property, plant & equipment	89,599					(60,914)		28,685
Accumulated depreciation	(62,856)					62,856		--

Property, plant & equipment, net	26,743	--		--		1,942	(f)	28,685

Other assets and deferred costs	9,551	(7,063)	(a)			(586)	(g)	1,902
Deferred tax asset	385							385
Intangible value of contractual rights	--					113,607	(h)	113,607

Total assets	$73,763	(7,063)		--		114,263		$180,963

Liabilities not subject to compromise:
Current liabilities
Accounts payable	$1,858							$1,858
Accrued expenses	28,708	2,300	(b)					31,008

Total current liabilities	30,566	2,300		--		--		32,866

Revolving credit facility	3,000							3,000
Senior notes	--			120,000	(d)			120,000
Other debt	--	97	(b)					97

Liabilities subject to compromise	171,642	(171,642)	(b)					--

Stockholders' equity
Common stock	211			50	(d)	(211)	(i)	50
Additional paid-in capital	47,387			24,950	(d)	(47,387)	(i)	24,950
Retained earnings	(174,970)	17,182	(c)			157,788	(i)	--
Other comprehensive income	(4,073)					4,073	(i)	--

Total stockholders' equity	(131,445)	17,182		25,000		114,263		25,000

Total liabilities and stockholders' equity	$73,763	(152,063)		145,000		114,263		$180,963

  Elimination of deferred financing costs associated with the senior notes being cancelled as part of the plan of reorganization.
  Elimination of pre-petition liabilities. Cash claims of $2.3 million were accrued as well as assumed capital leases totaling $97,000.
  Gain on extinguishment of debt is calculated as follows:
Liabilities subject to compromise	$ 169,245
Deferred financing costs related to cancelled senior notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$ 17,182

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
  Establishment of intangible value of contractual rights to be amortized over 15 years using the straight-line method. This intangible asset represents the value of the Company's lease agreement and the business relationship thereby developed with Wal-Mart.
  Elimination of Predecessor equity.

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

	Two Months	Three Months	Five Months	Six Months
	Ended	Ended	Ended	Ended
	June 2, 2001	July 1, 2000	June 2, 2001	July 1, 2000

Fresh start adjustments	$ (114,263)	$ --	$ (114,263)	$ --
Impairment of fixed assets	--	333	33	333
Provision for rejected leases	895	1,834	1,592	1,834
Loss on sale of freestanding division	9,688	--	9,688	--
Other store closing costs	495	419	532	419
Professional fees	1,000	1,156	2,008	1,156
Retention plan	3,231	549	3,231	549
Interest income	(38)	(48)	(127)	(48)
Letter of credit reserve on DIP Facility	197	--	197	--
Other reorganization items	534	136	636	136

Total reorganization items	$ (98,261)	$ 4,379	$ (96,473)	$ 4,379

The loss on the disposition of the freestanding division of  $9.7 million was comprised of:

  impairments of certain assets not acquired by the buyer,
  accrued costs for freestanding employees for severance and health care costs for periods after the sale, and other contracted expenses for which the Company will receive no future benefit.

(5)	DISPOSITION OF FREESTANDING OPERATIONS

On April 20, 2001, the Company completed the sale of its freestanding retail operations to Vista Acquisition LLC (the "Buyer"). We received consideration of approximately $7.0 million, consisting of $5.7 million in cash and a $1.3 million note receivable. The note receivable is payable in 12 quarterly payments beginning July 1, 2001. Interest on the note accrues at the Prime Rate. The assets sold consisted primarily of furniture, fixtures and inventory at approximately 200 freestanding locations and inventory and equipment at the Fullerton, California laboratory/distribution center.

In a related transaction, the Company agreed to sell to the Buyer its interest in a subsidiary for a $1.0 million note receivable. This subsidiary owns a portion of the equipment in approximately half of the freestanding locations sold. This transaction is subject to various conditions, including regulatory approval. For purposes of the unaudited pro forma financial information, these transactions have been combined.

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

	Two months ended June 2, 2001			Three months ended July 1, 2000

	As reported	Adjustments	Pro forma	As reported	Adjustments	Pro forma

Net sales	$45,822	(4,386)	$41,436	$78,783	(15,126)	$63,657
Gross profit	$25,586	(2,199)	$23,387	$42,496	(8,401)	$34,095
Operating income/(loss)	$(320)	736	$416	$72	2,689	$2,761

	Five months ended June 2, 2001			Six months ended July 1, 2000

	As reported	Adjustments	Pro forma	As reported	Adjustments	Pro forma

Net sales	$120,557	(18,215)	$102,342	$161,963	(33,038)	$128,925
Gross profit	$65,796	(9,051)	$56,745	$88,931	(18,592)	$70,339
Operating income/(loss)	$819	4,026	$4,845	$(3,537)	10,437	$6,900

The above pro forma information is intended to represent the Company's consolidated operations excluding the freestanding operations sold or closed over the past two years. It does not exclude other operations that we actually closed and disposed of during the bankruptcy proceedings, including the Sam's Club stores and Meijer Thrifty Acres stores. As such, the pro forma information is not necessarily indicative of the future financial results of the Company's ongoing operations. Historical pro forma results of operations for the Company's ongoing businesses are presented in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

(6)	LONG-TERM DEBT

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

(7)	CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

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

(8)	EARNINGS PER COMMON SHARE

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

	Successor	Predecessor

	One month	Two months	Three months
	ended	ended	ended
	June 30, 2001	June 2, 2001	July 1, 2000

Net earnings /(loss) before extraordinary items	$(736)	$97,530	$(5,224)
Extraordinary items, net	--	17,182	(827)

Net earnings /(loss)	$(736)	$114,712	$(6,051)

Weighted average shares outstanding, basic and diluted	5,000	21,169	21,179

Basic and Diluted loss per share:

Net earnings /(loss) before extraordinary items	$(0.15)	$4.61	$(0.25)
Extraordinary items	--	0.81	(0.04)

Net earnings /(loss) per share	$(0.15)	$5.42	$(0.29)

	Successor	Predecessor

	One month	Five months	Six months
	ended	ended	ended
	June 30, 2001	June 2, 2001	July 1, 2000

Net earnings /(loss) before cumulative effect
and extraordinary items	$(736)	$96,142	$(14,163)
Cumulative effect , net	--	--	(3,378)
Extraordinary items, net	--	17,182	(827)

Net earnings /(loss)	$(736)	$113,324	$(18,368)

Weighted average shares outstanding, basic and diluted	5,000	21,169	21,174

Basic and Diluted loss per share:

Net earnings /(loss) before cumulative effect
and extraordinary item	$(0.15)	$4.54	$(0.67)
Cumulative effect	--	--	(0.16)
Extraordinary items	--	0.81	(0.04)

Net earnings /(loss) per share	$(0.15)	$5.35	$(0.87)

No outstanding options were included in the above calculation as their impact would be anti-dilutive. As part of the reorganization plan, all existing stock options were terminated, and as of June 30, 2001, no Successor common stock options have been issued.

(9)	SUPPLEMENTAL DISCLOSURE INFORMATION

Inventory balances, by classification, may be summarized as follows: (amounts in thousands)

	Successor June 30, 2001	Predecessor December 30, 2000

Raw Materials	$ 13,942	$ 22,175
Finished Goods	4,766	8,153
Supplies	449	1,150

	$ 19,157	$ 31,478

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

The reserve for accounts receivable reflects uncertainty in the collection of certain third party insurance claims and other receivables.  A substantial portion of the reserves arise from

1.  receivables related to the freestanding business which was disposed of by the Company in April 2001,

2.  certain older receivables sent to an outside collection agency, and

3.  a general increase in third party reserves as the Company transitions to a new processing environment.

(10)	COMPREHENSIVE INCOME

Comprehensive income (loss), which consists of net income and foreign currency translation adjustments, was a loss of approximately $677,000 and income of $114.7 million for the one month and two months ended June 30, 2001 and June 2, 2001, respectively, and a loss of approximately $6.1 million for the three months ended July 1, 2000. Comprehensive income was approximately $113.3 million and a loss of $18.4 million for the five months and six months ended June 2, 2001 and July 1, 2000, respectively.

(11)	NEW ACCOUNTING PRONOUNCEMENTS

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

Under the Plan, the Company's pre-petition unsecured claims were converted into new secured notes and common stock. The secured notes have a face value of $120 million and will provide for the payment of interest of 12% twice a year at the end of March and September. The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted for existing cash balances, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001. The principal repayments are made by the end of the second month subsequent to the measurement date. The Company can provide no assurance as to whether it will generate sufficient cash to make such principal repayments or as to the amount of any such repayments. Five million shares of new common stock, par value $0.01, were issued based on the Company's reorganization value. Under the Plan, former shareholders received no value for their interests, consequently, all common stock issued prior to emergence from bankruptcy was cancelled.

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

National Vision, Inc.
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three months ended	Three months ended
	June 30, 2001	July 1, 2000

Net sales	$64,428	$78,783
Cost of goods sold	28,531	36,287

Gross profit	35,897	42,496
Selling, general & administrative expense	35,844	42,424

Operating income	53	72
Interest expense	1,520	917

Earnings/ (loss) before reorganization items & taxes	(1,467)	(845)
Reorganization items and fresh-start adjustments	(98,261)	4,379

Earnings/(loss) before taxes & extraordinary item	96,794	(5,224)
Income tax benefit	--	--

Net earnings / (loss) before extraordinary items	96,794	(5,224)
Extraordinary items, net of tax	17,182	(827)

Net earnings / (loss)	$113,976	$(6,051)

EBITDA prior to significant provisions	$7,415	$4,761

	Six months ended	Six months ended
	June 30, 2001	July 1, 2000

Net sales	$ 139,163	$ 161,963
Cost of goods sold	63,056	73,032

Gross profit	76,107	88,931
Selling, general & administrative expense	74,915	88,183
Impairment loss on long-lived assets	--	2,684
Restructuring expense	--	1,601

Operating income / (loss)	1,192	(3,537)
Interest expense	2,259	6,247

Loss before reorganization items & taxes	(1,067)	(9,784)
Reorganization items and fresh-start adjustments	(96,473)	4,379

Earnings / (loss) before taxes & extraordinary items	95,406	(14,163)
Income tax benefit	--	--

Net earnings / (loss) before extraordinary items	95,406	(14,163)
Extraordinary items, net of tax	17,182	(827)
Cumulative effect, net	--	(3,378)

Net earnings / (loss)	$ 112,588	$ (18,368)

EBITDA prior to significant provisions	$ 11,436	$ 10,246

The Company's results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period. At June 30, 2001, the Company operated 503 vision centers, versus 804 vision centers at July 1, 2000, summarized as follows:

	June 30, 2001	July 1, 2000
Wal-Mart vision centers in US	398	391
Wal-Mart vision centers in Mexico	30	27
Fred Meyer vision centers	55	55
Military base vision centers	20	18
Freestanding stores	--	231
Vision Centers in Sam's Clubs	--	73
Meijer Thrifty Acres vision centers	--	9

	503	804

Restatement of Second Quarter Financial Information

During the third quarter of 2001, the Company completed additional analysis regarding receivables in existence at June 2, 2001, when the Company adopted fresh start accounting. This analysis involved a detailed review of information regarding the June 2, 2001 receivables balance and, further, revealed certain receivables that were billed by third party processing firms after the date allowed by certain healthcare providers, as well as errors in the trial balance categorization of certain receivables. This resulted in additional amounts being deemed uncollectible using criteria established at June 2, 2001. Management identified $3.9 million of managed care receivables of the Predecessor company that were not collectible upon adoption of fresh start accounting. This resulted in an understatement of previously reported selling, general, and administrative expenses of $3.9 million during the two months ended June 2, 2001, and an understatement of the Intangible for contractual rights upon emergence from Bankruptcy of $3.9 million. Consequently, the Predecessor Company is restating its results of operations for the second fiscal quarter of 2001. There was no impact on cash flow from operations as a result of the restatement. Approximately $2.9 million of the $3.9 million non-cash charge related to the Company's host vision-center operations.

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

Comparable store sales in the Company's domestic host businesses increased 1% over levels recorded in the Prior Three Months. In addition, managed care sales increased as a percent of total sales in the Current Three Months compared with the same period a year ago.

Gross Profit. In the Current Three Months, gross profit decreased to $35.9 million from $42.5 million in the Prior Three Months. This decrease in gross profit dollars was primarily driven by a reduction in sales caused by the closure of the freestanding locations and the Sam's Club locations. Gross margin as a percent of sales increased to 55.7% from 53.9% in the Prior Three Months. Gross margin percentage was positively impacted by an increase in eyeglass margins, resulting from the introduction and repositioning of certain eyeglass lens items and additional price-point options placed on the frame boards. This improvement was offset by increases in rent expense (which is a component of gross profit) as a percent of sales for the Wal-Mart division. This was due to approximately 46 vision centers entering the "3-year option period" of the Wal-Mart lease since the end of the Prior Three Months. The option period effectively increases each location's minimum rent requirement. We expect this trend of increased rent to continue as additional Wal-Mart locations enter the "option period" of their lease. The company believes that, on the basis of comparable store sales growth it has historically achieved over the five year period prior to 2001, occupancy expense under the Wal-Mart agreement as a percent of sales should not, in the foreseeable future, increase by more than one percentage point over levels recorded in 2001. The Company can not give any assurances that it will be able to record comparable sales increases at these historical levels. Any significant shortfalls would have a negative impact on occupancy expense as a percent of sales.

Selling, General, And Administrative Expense ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) decreased to $35.8 million in the Current Three Months from $42.4 million for the Prior Three Months. The dollar decrease was primarily the result of fewer payroll, depreciation and other expenses due to the above-mentioned store closures. SG&A expense increased as a percent of sales from 53.8% in the Prior Three Months to 55.6% in the Current Three Months.

The percentage increase in SG&A was primarily the result of 1) a $3.9 million non-cash charge for uncollectible managed care receivables in the Predecessor Company, 2) an increase in third-party processing costs as a result of increased managed care sales and receipts, 3) an increase in advertising expenditures in the Current Three Months over the comparable prior year period and 4) the amortization of the newly established other intangibles of approximately $600,000 for the one month ended June 30, 2001. Third party processing costs are expected to increase as sales under managed care programs increase. These increases were partially offset by a 2.1% decrease in retail and field supervision payroll costs as a percent of sales, which was primarily the result of the closure of the freestanding stores which had higher payroll costs as a percent of sales.

Reorganization Items. The Company recorded all transactions incurred as a result of the Chapter 11 filing separately as a reorganization item. The table below summarizes these items: (amounts in thousands)

	Two Months Ended	Three Months Ended
	June 2, 2001	July 1, 2000

Fresh start adjustments	$(114,263)	$ --
Impairment of fixed assets	--	333
Provision for rejected leases	895	1,834
Loss on sale of freestanding division	9,688	--
Other store closing costs	495	419
Professional fees	1,000	1,156
Retention plan	3,231	549
Interest income	(38)	(48)
Letter of credit reserve on DIP Facility	197	--
Other reorganization items	534	136

Total reorganization items	$ (98,261)	$ 4,379

Operating Income. Operating income for the Current Three Months prior to restructuring reserves and the impairment loss on long-lived assets, remained the same as in the Prior Three Months at $0.1 million. Improvements in operating income realized with the closure of the freestanding and Sam's Club locations were fully offset by a $3.9 million non-cash charge to the Predecessor Company for uncollectible accounts receivable.

Interest Expense. Interest expense increased to $1.5 million compared to $0.9 million in the Prior Three Months. In the Prior Three Months, the Company stopped accruing interest on unsecured debt until we emerged from Chapter 11 bankruptcy. In the Current Three Months, the Company emerged from bankruptcy, and new senior notes in the amount of $120 million and bearing interest of 12% were issued and the previous notes were cancelled. The new notes were outstanding for one month in the current period and interest of approximately $1.1 million was accrued. Contractual interest for the two months ended June 2, 2001 was $3.0 million.

Benefit For Income Taxes. The Company recorded a taxable operating loss in the Current Three Months. No tax benefit has been recorded due to the uncertainty of realizability.

Extraordinary Item. The extraordinary item in the Current Three Months represents the gain on extinguishment of debt as recorded in fresh start accounting.

Net Income. The Company posted net earnings of $114.0 million versus a net loss of $6.1 million in the Prior Three Months.

EBITDA Prior to Significant Provisions. EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA prior to significant provisions is calculated as EBITDA prior to restructuring expense, impairment on long-lived assets, reorganization items, extraordinary items, the cumulative effect of a change in accounting principle and significant non-cash charges. EBITDA increased in the Current Three Months due to the disposal of the freestanding operations in April 2001. These stores had lower average sales and higher expenses as a percent of total sales than the domestic host businesses. Due to the reorganization, EBITDA prior to June 2, 2001 may not be meaningful. The following is a reconciliation of the net income to EBITDA prior to significant provisions:

	Three months ended
	June 30,	July 1,
	2001	2000

Operating income	$ 53	$ 72
Add back depreciation and amortization	3,462	4,689

EBITDA	3,515	4,761

Add back significant provisions:
Impairment of long-lived assets	-	-
Restructuring expense	-	-
Non-cash charge for managed care receivables	3,900	-

EBITDA prior to significant provisions	$ 7,415	$ 4,761

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

Comparable store sales in the Company's domestic host businesses remained even with levels recorded in the Prior Six Months. In addition, managed care sales increased as a percent of sales in the Current Six Months compared with the same period a year ago.

Gross Profit. In the Current Six Months, gross profit decreased to $76.1 million from $88.9 million in the Prior Six Months. This decrease in gross profit dollars was primarily driven by a reduction in sales caused by the closure of the freestanding locations and the Sam's Club locations. Gross margin as a percent of sales decreased to 54.7% from 54.9% in the

Prior Six Months. Gross margin percentage was negatively impacted by the freestanding division, as the Fullerton lab experienced a decrease in volume resulting in a loss of efficiency in the lab operation. In addition, rent expense, which is a component of gross profit, increased as a percent of sales for the Wal-Mart division. This was due to approximately 46 vision centers entering the "3-year option period" of the Wal-Mart lease since the end of the Prior Six Months. The option period effectively increases each location's minimum rent requirement. We expect this trend of increased rent to continue as additional Wal-Mart locations enter the "option period" of their lease.

Selling, General, And Administrative Expense ("SG&A expense"). SG&A expense (which includes both store operating expenses and home office overhead) decreased to $74.9 million in the Current Six Months from $88.2 million for the Prior Six Months. The dollar decrease was primarily the result of fewer payroll, depreciation and other expenses due to the above-mentioned store closures. SG&A expense also decreased as a percent of sales from 54.4% in the Prior Six Months to 53.8% in the Current Six Months.

The percentage decrease in SG&A was due to the following:

  A 2.5% decrease in retail and field supervision payroll costs as a percent of sales. This is primarily the result of the freestanding store closures. The closed stores had higher payroll costs as a percent of sales.
  A 1.0% decrease in total advertising costs as a percent of sales in the Current Six Months. In the Prior Six Months, advertising efforts were increased in the freestanding stores. Although advertising for these stores continued in the Current Six Months, it was not at the same level as in the Prior Six Months
  A 0.7% decrease in depreciation and amortization costs as a percent of sales due to the third quarter 2000 goodwill impairment of $100.8 million, and fixed asset impairment of $12.0 million.

These decreases were mostly offset by:

  A non-cash charge of $3.9 million for uncollectible accounts receivable of the Predecessor Company, amortization of other intangibles established as part of fresh start accounting, in the amount of approximately $600,000 for the one month period ended June 30, 2001, an increase in third-party processing costs as a result of increased managed care sales and receipts, an increase in group health benefit costs due to increased claims experience, and an increase in workers' compensation costs, due to rising claims experience.

We expect the increase in third-party processing costs to continue as managed care sales become a larger percentage of our total sales. We also expect the increases in group health benefit costs and workers' compensation costs to continue in the short-term.

Operating Income. Operating income for the Current Six Months prior to restructuring reserves and the impairment loss on long-lived assets, increased to $1.2 million from $0.7 million in the Prior Six Months. Operating income as a percentage of sales prior to the restructuring reserve and the impairment loss was 0.9% in the Current Six Months, compared to 0.4% in the Prior Six Months. This increase was primarily due to the closure of the freestanding locations and the Sam's Club locations.

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

Generally accepted accounting principles require that these charges, incurred prior to the Company's filing for Chapter 11 protection, be presented as components of operating income. Charges of this nature incurred subsequent to the

Company's Chapter 11 filing are presented below operating income as "Reorganization Items".   Results for the Current and Prior Six Months include charges which were incurred after the Company's Chapter 11 filing. The table below summarizes these charges: (amounts in thousands)

	Five Months Ended	Six Months Ended
	June 2, 2001	July 1, 2000
Fresh start adjustments	$ (114,263)	$ --
Impairment of fixed assets	33	333
Provision for rejected leases	1,592	1,834
Loss on sale of freestanding division	9,688	--
Other store closing costs	532	419
Retention plan	3,231	549
Professional fees	2,008	1,156
Letter of credit reserve on DIP Facility	197	--
Interest income on accumulated cash	(127)	(48)
Other reorganization costs	636	136

	$ (96,473)	$ 4,379

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

EBITDA Prior to Significant Provisions. EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA prior to significant provisions is calculated as EBITDA prior to restructuring expense, reorganization items, extraordinary items, the cumulative effect of a change in accounting principle and significant non-cash charges. EBITDA increased in the Current Three Months due to the disposition of the freestanding operations in April 2001. These stores had lower average sales and higher expenses as a percent of total sales than the domestic host businesses. Due to the reorganization, EBITDA prior to June 2, 2001 may not be meaningful. The following is a reconciliation of the net income to EBITDA prior to significant provisions:

	Six months ended
	June 30,	July 1,
	2001	2000

Operating income/(loss)	$ 1,192	$ (3,537)
Add back depreciation and amortization	6,344	9,498

EBITDA	7,536	5,961

Add back significant provisions:
Impairment of long-lived assets	-	2,684
Restructuring expense	-	1,601
Non-cash charge for managed care receiveables	3,900	-

EBITDA prior to significant provisions	$ 11,436	$ 10,246

Historical Pro Forma Results of Ongoing Operations

The following pro forma information presents the Company's results of businesses for the retail store operations retained by the Company upon emergence from bankruptcy. Accordingly, such pro forma data is presented as if the freestanding operations, the Sam's Club operations and other disposed operations, were closed or disposed of as of the beginning of the periods presented. Costs related to the bankruptcy, reorganization and restructuring costs, as well as large noncash provisions, are excluded.

Three Months Ended

	June 30, 2001	July 1, 2000

Net sales	$ 60,042	$ 59,038
Gross profit	$ 33,699	$ 32,229
Operating income	$ 3,689	$ 4,411
EBITDA prior to significant provisions	$ 7,132	$ 7,228

Six Months Ended

	June 30, 2001	July 1, 2000

Net sales	$ 120,948	$ 118,765
Gross profit	$ 67,056	$ 65,958
Operating income	$ 8,117	$ 10,091
EBITDA prior to significant provisions	$ 14,377	$ 15,727

Pro forma net sales and gross profit have increased over the comparable three and six month periods a year ago primarily due to twelve new host vision centers opened since July 1, 2000.

Pro forma operating income declined in the three months ended June 30, 2001 for the following reasons:

  a $2.9 million non-cash charge for uncollectible managed care receivables of the Predecessor Company's host vision centers.
  increases in rent expense in the Wal-Mart division, as previously discussed, increases in advertising expenditures over the comparable period a year ago, and amortization of other intangibles established during fresh start accounting, totaling approximately $600,000.

Pro forma operating income declined in the six months ended June 30, 2001 due to all of the factors mentioned above, as well as increases in group health costs and workers' compensation costs.

EDITDA prior to significant provisions, is calculated as operating income before restucturing expense, impairment loss and the non-cash charge of $2.9 million in the second quarter of 2001, plus depreciation and amortization. EBITDA prior to significant provisions decreased from the prior year for reasons mentioned above, excluding the impact of the intangible amortization.

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

In May 2001, the Company's secured revolving credit facility with Foothill Capital expired and was replaced with a secured revolving Credit Facility (the "Exit Facility") from Fleet Capital Corporation. The Exit Facility has a term of three years, bears interest at the prime rate plus 0.25% per annum or at LIBOR plus 2.5%, and, provides availability of an estimated $9.4 million, subject to borrowing base limitations and inclusive of letter of credit requirements. We believe that the Exit Facility will provide the Company with adequate liquidity during 2001.

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

Summary of Master Lease Terms

The following table sets forth the number of existing leases for domestic Wal-Mart and Fred Meyer vision centers that expire each year, assuming that the Company exercises all available options to extend the terms of the leases. This table includes future Wal-Mart superstore conversions which are currently scheduled. The superstore conversion schedule is subject to change. We can give no assurances that all options will be exercised or that all superstore conversions scheduled will be completed.

	Leases Expiring in

Host Company	2002	2003	2004	2005	2006	2007	2008 and thereafter

Wal-Mart	5	37	46	45	55	62	148
Fred Meyer	-	-	-	-	-	-	55

Totals	5	37	46	45	55	62	203

Risk Factors

Any expectations, beliefs, and other non-historical statements contained in this Form 10-Q are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales levels, any statements regarding the continuation of historical trends, and any statements regarding the Company's liquidity. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. With respect to such forward-looking statements and others which may be made by, or on behalf of, the Company, the factors described below could materially affect the Company's actual results. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or other factors.

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

Our Exit Facility and the Indenture prohibit the payment of cash dividends without the consent of the lender and the holders of the New Notes, respectively. We have never declared or paid any dividend on our capital stock. We currently anticipate that all of our earnings, if any, will be retained for payment of the principal amount of the New Notes, and then for development of the Company's business, and do not anticipate paying any cash dividends in the foreseeable future.

New advances in medicine and technology may reduce the need for our products.

Changes in technology could have an adverse impact on our business. For example, new surgical procedures or medical devices could reduce the demand for the Company's products. Technological advances such as wafer technology and lens casting may make our current lens manufacturing method uncompetitive or obsolete. The number of individuals electing Lasik and similar surgical procedures has dramatically increased each year, which could significantly decrease demand for our goods and services. Corneal refractive surgery procedures such as laser surgery, radial-keratotomy and photo-refractive keratectomy may change the demand for our products. The development of new drugs may have a similar effect. Such medical and technological advances may have a material adverse effect on our operations.

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

In conjunction with our historical results from operations, emergence from Chapter 11 and the disposition of our free standing operations, the Company incurred significant net operating losses.  These losses are expected to result in significant net operating loss carryforwards, the amount of which has not yet been finally determined. The Company's net operating losses that were realized prior to its emergence from Chapter 11 are subject to substantial limitation under Section 382 of the Internal Revenue Code of 1986. If the Company's net operating losses that were realized after its emergence from Chapter 11 are subject to substantial limitation because of a future change of control of the Company or otherwise, the cash tax costs of the Company would increase and have an adverse effect on the Company's ability to repay the Notes.

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

 Any Willing Provider Laws. Some states require managed care payors to include any provider who is willing to abide by the terms of the payor's contracts. Some states also prohibit termination of providers without cause. Other states are considering similar requirements. Such laws limit our ability to develop effective managed care provider networks.

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

We rely on third parties to pay many of our customers' costs.

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

ITEM 5.                      OTHER INFORMATION

On August 7, 2001, the American Stock Exchange notified the Company that it has approved the Company's application to list its new common stock and the new notes. The Company expects that trading will begin later in August. The common stock of the Company will trade under the symbol "NVI" and the notes will trade under the symbol "NVI.A."

The plan of reorganization in the Chapter 11 Cases provides that, as claims of creditors are resolved, the Company will make periodic distributions of its new common stock and notes. As of August 7, 2001, the Company has made two such distributions, for a total of 4,059,919 shares of new common stock and $97.7 million face amount of new notes. The balance of 940,081 shares of new common stock and $22.3 million face amount of new notes are part of a disputed claim reserve and will be distributed as and when disputed claims are resolved. Such distributions could have an adverse impact on any trading price for the Company's securities.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		The following exhibits are filed herewith or incorporated by reference:

			Exhibit Number

		Amended and Restated Articles of Incorporation, as amended, incorporated by reference to the Company's Registration Statement on Form 8-A filed on August 9, 2001	3.1

		Amended and Restated Bylaws, incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.	3.2

		Form of Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form 8-A filed on August 9, 2001	4.1

		Indenture dated as of June 15, 2001, between the Company and State Street Bank and Trust Company, as Trustee, incorporated by reference to the Company's Application for Qualification of Indenture on Form T-3filed on May 31, 2001	4.6

		First Amendment of Indenture dated as of June 6, 2001, between the Company and State Street Bank and Trust Company, as Trustee, incorporated by reference to the Company's Registration Statement on Form 8-A filed on August 9, 2001	4.7
		Registration Rights Agreement dated as of May 31, 2001, incorporated by reference to the Company's Amendment No. 1 to Form 10Q for the quarter ended June 30, 2001.	4.8

		Amendment to Registration Rights Agreement dated August 7, 2001 incorporated by reference to the Company's Amendment No. 1 to Form 10Q for the quarter ended June 30, 2001.	4.9

		Loan and Security Agreement dated as of May 30, 2001, between the Company and Fleet Capital Corporation	10.18

		Form of Indemnification Agreement for directors and executive officers of the Company	10.19

(b)		Reports on Form 8-K.

The following reports on Form 8-K have been filed during the quarter for which this report is filed:

Date of Report	Item Reported	Financial Statements Filed

May 8, 2001	2	National Vision, Inc. Pro Forma Financial Statements for disposition of free standing operations

June 1, 2001	3	National Vision, Inc. Pro Forma Reorganized Balance Sheet

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Angus C. Morrison
Angus C. Morrison
Senior Vice President
Chief Financial Officer

By: /s/ Timothy W. Ranney
Chief Accounting Officer

November 14, 2001