Form 10-K
period 2001-12-29
NATIONAL VISION INC
filed 2002-03-26
CIK 868263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20001

NATIONAL VISION, INC.
(Exact name of Registrant as specified in its charter)

Georgia
(State or other jurisdiction of
incorporation or organization)

58-1910859
(I.R.S. Employer Identification No.)

296 Grayson Highway Lawrenceville, Georgia
(Address of principal executive offices)

30045
(Zip Code)

Registrant’s telephone number, including area code: (770) 822-3600

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share
12% Senior Secured Notes, due 2009

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The number of shares of Common Stock of the registrant outstanding as of March 1, 2002, was 5,000,000, including shares that are part of the disputed claims reserve in the registrant’s Chapter 11 Case.  The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 1, 2002, was approximately $4 million based on a closing price of $0.80 per share on the American Stock Exchange on such date.  For purposes of this computation, all executive officers and directors of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

PART I

ITEM 1.  BUSINESS

OVERVIEW

National Vision, Inc. (the “Company”) is a retail optical company, with 514 vision centers throughout the United States and Mexico.  Our locations sell a wide range of optical products, including eyeglasses, contact lenses, and sunglasses.  We offer the services of optometrists at substantially all of our locations.  These optometrists are typically independent of us and operate their own practices within our retail locations.  To support our retail operations, we also operate two manufacturing and distribution centers.

HISTORY OF THE COMPANY

National Vision, Inc. was founded as National Vision Associates, Ltd. in 1990, when it entered into a master license agreement with Wal-Mart Stores, Inc. (“Wal-Mart”).  The original agreement gave the Company the right to operate 75 vision centers in Wal-Mart stores.  The agreement was expanded for up to 190 vision centers in 1992 and expanded again in 1994 for up to 400 stores.

In late 1997, the company made a strategic decision to diversify the revenue base through acquisitions in the freestanding optical market.  Between October 1997 and October 1998, the Company acquired three prominent chains in the freestanding optical market.  More specifically, Midwest Optical, Inc. (“Midwest”) was acquired in October 1997 with 51 freestanding retail optical centers in four Midwest states.  Frame-n-Lens Optical, Inc. (“FNL”) was acquired in July 1998 with 150 freestanding vision centers in California and 120 vision centers located within Sam’s Clubs.  New West Eyeworks, Inc. (“New West”) was acquired in October 1998 with 175 retail optical centers in 13 states with more than 120 vision centers in freestanding locations and more than 50 host vision centers in Fred Meyer stores.  Following the acquisitions, the Company changed its name to Vista Eyecare, Inc.

To fund the acquisitions, the Company issued $125 million in senior notes in October 1998 bearing interest at 12.75% per annum.  At the time the Senior Notes were issued, the company entered into a $25 million secured credit facility to provide liquidity for the day-to-day operations.

Sales shortfalls in the freestanding stores caused adverse pressure on cash flow and liquidity.  In October 1999, the Company announced that, because of slow sales in its recently acquired businesses, it would use the allowed 30-day grace period for making the interest payment due on the Senior Notes.  In November 1999, the Company replaced its prior secured credit facility and used the proceeds from a new credit facility to make the interest payment that had been due under the Senior Notes.

The Company continued to experience weak sales and cash flow problems with the freestanding stores throughout early 2000.  Experiencing liquidity difficulties given limited availability under the credit facility, and after failing to negotiate an out-of-court restructuring with the holders of the Senior Notes, the Company filed for reorganization under Chapter 11 on April 5, 2000.

During the bankruptcy process, the Company closed or disposed of all of its freestanding stores and closed all of its host vision centers operating in Sam’s Clubs and in Meijer Thrifty Acre stores.  On May 31, 2001, the Company emerged from bankruptcy as an optical retailer operating vision centers in host departments, including Wal-Mart and Fred Meyer locations.

Upon emerging from bankruptcy, the Company changed its name to National Vision, Inc. (“National Vision”) and implemented “fresh start” accounting.  As a result, all assets and liabilities were restated to reflect their respective fair values.  The consolidated financial statements after emergence are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements of the pre-confirmation company (the “Predecessor”).  A black line has been drawn in the financial statements to distinguish Predecessor and Successor Company results.

DEPENDENCE ON WAL-MART

We operate 400 vision centers in domestic Wal-Mart stores, all of which operate pursuant to a master license agreement (See Item 1, Leased Department Agreements).  These units generated approximately 83% of our revenue in 2001 and represent the most profitable of the Company’s host retail operations measured as a percent of sales.  We therefore depend on Wal-Mart and on our agreement with them for much of our operations.

DATE OF INFORMATION

Unless otherwise expressly stated, all information in this Business section of this Form 10-K is as of December 29, 2001.

VISION CENTER OPERATIONS

Our vision centers typically occupy between 1,000 and 1,500 square feet, including areas for merchandise display, customer service, and contact lens fitting.  Each vision center maintains inventory of approximately 1,000 eyeglass frames and 550 pairs of contact lenses, along with sunglasses and other optical accessories.  Our two optical laboratories deliver prescription eyewear to all our vision centers.  The vision centers located in Wal-Mart typically have a finishing laboratory, which allows for the vision center to provide one hour service for most single vision prescription lenses.  These vision centers carry inventory of approximately 725 pairs of spectacle lenses.

MARKETING

We are a value provider of optical goods and stress that theme in our marketing.  We offer everyday low prices at our vision centers. National Vision also has a satisfaction guaranteed customer policy.  We are vigilant about ways to lower our own costs so we may pass savings on to our customers.

MANAGED VISION CARE

We expect that retail optical sales through numerous managed vision care programs will increase over the next several years as a percentage of overall retail optical sales.  Under managed vision care plans, members fulfill their eyecare and eyewear needs at specific locations designated by the plan sponsor.  We believe our network of vision centers combined with the convenience of their locations and our ability to offer low prices should enable us to make competitive bids for managed care contracts.

MARKS

Our vision centers in Wal-Mart are identified as the Vision Center located in Wal-Mart.  We use the Vista Optical name to identify our vision centers operating in Fred Meyer locations.  As part of our agreement to sell the freestanding vision centers, we have agreed to phase out our use of the Vista name.  During 2002, we will change the name of our vision centers in Fred Meyer locations to “The Optical Shoppe inside Fred Meyer.”

EMPLOYEES

We employ 2,180 associates on a full-time basis and 840 associates on a part-time basis.  We have 2,550 associates engaged in retail sales, 240 in laboratory and distribution operations, and 230 in management and administration.  Apart from our retail employees in Mexico, none of our employees are governed by any collective bargaining agreements.  We believe that our employment relations are generally good.

OPTOMETRISTS

Optometrists are important to the success of our vision centers.  We strive to have an optometrist on a full-time time basis at most of our locations.  These optometrists are typically independent from National Vision and lease a portion of our locations for an eye examination facility.  We typically charge rent to these optometrists, in exchange for the premises and the equipment which we provide.  Our agreement with Wal-Mart contemplates that we generally will have an optometrist on duty at least 48 hours each week.  Our relationships with optometrists are subject to extensive regulation. (See Item 1, Government Regulation.)

MANUFACTURING AND DISTRIBUTION

National Vision operates two manufacturing and distribution facilities that supply substantially all merchandise requirements of our vision centers.  The facilities are located in Lawrenceville, Georgia (this facility also includes the central administrative offices of National Vision) and St. Cloud, Minnesota.  Each vision center located in Wal-Mart stores has its own finishing laboratory, which manufactures lenses for approximately half of all customers purchasing spectacle lenses.

Our distribution centers provide lens blanks, frames, contact lenses, and sunglasses to our vision centers.  We use an overnight delivery service to ship completed orders and replenishment items to the vision centers.  The distribution centers and the manufacturing facilities are interfaced with National Vision’s management information system.

MANAGEMENT INFORMATION SYSTEM

In 2000, National Vision completed the development of a new point of sale system.  We began installing the system in our vision centers in the fall of 2000 and expect to complete the installation in all of our units by the first quarter of 2002.  The system is working substantially as planned.  The system was designed to upgrade data processing, broaden capabilities at the retail level, and improve the processing of managed care transactions.

LEASED DEPARTMENT AGREEMENTS

We have agreements governing our operations in host environments, such as Wal-Mart.  Typically, each agreement is for a base term, followed by an option to renew for a specified length of time.  The agreements provide for payments of minimum and percentage rent, and also contain customary provisions for leased department operations.  The table below sets forth key data about each of these agreements:

Vision Centers Located In	No. of Units as of December 29,2001	Length of Base Term (in years)	Length of Option Term (in years)	No. of Options Exercisable in Fiscal 2002
Wal-Mart	400	9	3	45
Fred Meyer	55	5	5	__
Wal-Mart Mexico	35	5	2 or 1	__
Military Bases	24	2 or 5	__	__

Other Terms

Our agreement with Wal-Mart gives us the right to open at least 400 vision centers, which has been accomplished in 2001.  Our agreement with Wal-Mart also provides that, if Wal-Mart converts its own store to a supercenter (a store which contains a grocery department in addition to the traditional Wal-Mart store offering) and relocates our vision center as part of the conversion, the term of our lease begins again.  During 2001, twelve locations were relocated, effectively renewing these leases.  We believe that Wal-Mart may in the future convert many of its stores and thereby cause many of our leases to start again.  We have received no assurances from Wal-Mart as to how many of their locations will ultimately be converted.  At this time, we have no assurances that we will be able to renew our current Master Lease Agreements, including the Wal-Mart agreement.

Our agreement with Wal-Mart Mexico provides that each party will not deal with other parties to operate leased department vision centers in Mexico.  This agreement also permits each party to terminate the lease for each vision center which fails to meet minimum sales requirements specified in the agreement.

Options to Renew

Wal-Mart Vision Centers

We exercised our option to renew the leases for the three year extension period for 46 Wal-Mart vision centers in 2001.  The base term for 45 vision centers expires in 2002, and we will need to determine which leases to extend.  We expect to renew the leases for the vast majority of these vision centers.  These decisions will be based on various factors, including sales levels, anticipated future profitability, increased rental fees in the option period, and market share.

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

LEASES EXPIRING IN

HOST COMPANY	2002(a)	2003	2004	2005	2006	2007	2008 AND THEREAFTER
Wal-Mart	6	36	44	43	53	62	156
Fred Meyer	–	–	–	–	–	–	55
Totals	6	36	44	43	53	62	211

(a)  The number of leases expiring in 2002 includes 1 location that will be closed at the end of the original lease term.

No Assurances of Expansion

We have no assurances or guarantees that we will be able to expand our operations in any of our host environments.  However, we periodically discuss such opportunities with our host companies.

GOVERNMENT REGULATION

Our business is heavily regulated by federal, state, and local law.  We must comply with federal laws such as the Social Security Act (which applies to our participation in Medicare programs), the Health Insurance Portability Act of 1996 (which governs our participation in managed care programs), and the Food and Drug Administration Act (which regulates medical devices such as contact lenses).  In addition, all states have passed laws that govern or affect our arrangements with the optometrists who practice in our vision centers.  Some states, such as California, Texas, North Carolina, and Kansas, have particularly extensive and burdensome requirements that affect the way we do business.  In California, optometrists who practice adjacent to our retail locations are providers to and subtenants of a subsidiary, which is licensed as a single-source HMO.  This subsidiary is regulated by the Department of Managed Health Care.  This agency has recently required that we change our way of doing business.  This new way of doing business will increase our costs in California.  There is no assurance that the Department will find our new way of business satisfactory.  Our costs of compliance could continue to increase as a result.  Depending on its views, this Department could also seek to revoke our HMO license.  Such a revocation would have a material adverse impact on our business.

Many of these states also have adopted laws that mirror the federal laws described above.  Local ordinances (such as zoning requirements) can also impose significant burdens and costs of compliance.  Frequently, our competitors sit on state and local boards.  Our risks and costs of compliance are often increased as a result.

We believe that we substantially comply with material regulations that apply to our business.

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

Several of our competitors have significantly greater financial resources than we do.  As a result, they may be able to engage in extensive and prolonged price promotions that may adversely affect our business.  They may also be able spend more than we do for advertising.

MEXICO OPERATIONS

We operate 35 vision centers in Mexico under a master license agreement with Wal-Mart.  Our operations in Mexico face unique risks, such as currency devaluations, inflation, difficulties in cross-cultural marketing, and similar factors.

ITEM 2.  PROPERTIES

Our 514 vision centers in operation as of December 29, 2001 are located as follows:

Location	Total	Location	Total

Alabama	8	Nevada	7
Alaska	12	New Hampshire	4
Arizona	14	New Jersey	13
California	98	New Mexico	10
Colorado	8	New York	26
Connecticut	10	North Carolina	60
Florida	5	North Dakota	4
Georgia	37	Oregon	32
Hawaii	4	Pennsylvania	18
Idaho	3	Puerto Rico	1
Kansas	10	South Carolina	11
Kentucky	1	South Dakota	1
Louisiana	1	Tennessee	2
Maine	1	Texas	7
Maryland	3	Virginia	23
Massachusetts	5	Washington	29
Minnesota	1	West Virginia	7
Montana	2	Wyoming	1

		Mexico	35

Our headquarters in Lawrenceville, Georgia are located in a 66,000 square foot building that includes a distribution center and lens laboratory.  The building is subleased from Wal-Mart through January 2009.

The Company also has a regional facility located in St. Cloud, Minnesota.  The 20,000 square foot St. Cloud facility is subject to a lease that expires in October 2007.  The facility contains an optical laboratory.

ITEM 3.  LEGAL PROCEEDINGS

On April 5, 2000, the Company and ten of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions with the United States Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 (the “Chapter 11 Cases”).  In March 2001, the Debtors filed a plan of reorganization (the "Plan") for the Chapter 11 Cases.  The Plan was confirmed by the bankruptcy court on May 18, 2001.  On May 31, 2001, after securing a new revolving credit facility with Fleet Capital Corporation, the Company emerged from bankruptcy.

Under the Plan, the Company’s pre-petition unsecured claims were converted into new secured notes and common stock.  The secured notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September and are subordinated to debt under the Company’s credit facility.  The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted, if necessary, to ensure the Company has at least $3 million in cash, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001.  The principal repayments are made by the end of the second month subsequent to the measurement date.  On February 28, 2002, the Company made its first principal redemption in the amount of $1.6 million.  The Company can provide no assurance as to whether it will generate sufficient cash to make future principal repayments or as to the amount of any such repayments.  Five million shares of new common stock, par value $0.01, were issued, based on the Company’s reorganization value.  Under the Plan, former shareholders received no value for their interests, consequently, all common stock issued prior to emergence from bankruptcy was cancelled.

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

As part of the bankruptcy proceedings, Myrel Neumann, a Director of the Company, has approximately $1.0 million of outstanding claims against the Company, which are included in the Company’s disputed claims reserve.  These claims originated with NVI’s 1997 purchase of a company owned by Mr. Neumann.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of fiscal 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On May 31, 2001, the Company’s Plan of Reorganization became effective, resulting in the cancellation of 21,169,103 shares of Common Stock and the issuance of 5,000,000 shares of Common Stock, par value $0.01, to the Company’s creditors.

The Company’s Common Stock was traded on the NASDAQ Small Cap Market under the symbol “VSTA” from October 1999 until May 17, 2000, when it began trading on the OTC Bulletin Board.  Upon issuance of Common Stock after emergence from bankruptcy, the Company’s Common Stock was listed on the American Stock Exchange in August of 2001 under the symbol “NVI”.  The following table sets forth for the periods indicated the high and low prices of the Company’s Common Stock in the various market systems as noted above.

Pre-emergence

	Quarter Ended	High	Low

Fiscal 2000	April 1, 2000	$2.500	$0.844
	July 1, 2000	$0.875	$0.203
	September 30, 2000	$0.359	$0.125
	December 30, 2000	$0.219	$0.031

Fiscal 2001	March 31, 2001	$0.250	$0.016
	June 2, 2001	$0.050	$0.010

Post-emergence

	Quarter Ended	High	Low

Fiscal 2001	September 29, 2001	$5.000	$0.900
	December 29, 2001	$1.090	$0.300

FISCAL 2001

As of December 29, 2001, there were approximately 320 holders of record of the Company’s Common Stock.

The Company’s plan of reorganization in the Chapter 11 Cases provides that, as claims of creditors are resolved, the Company will make periodic distributions of its new common stock and notes.  As of March 1, 2002, the Company has made 5 such distributions, for a total of 4,190,216 shares of new common stock and $100.9 million face amount of new notes.  The balance of 809,784 shares of new common stock and $19.1 million face amount of new notes are part of a disputed claim reserve maintained by third-party trustees and will be distributed as and when disputed claims are resolved.  Such distributions could have an adverse impact on any trading price for the Company’s securities.

It is the Company’s intent to use cash resources only for its operations and, ultimately, for payment of interest expense and repayment of principal on the Company’s new secured notes.  The Company’s bond indenture and credit facility agreement restrict the Company’s ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company with respect to the consolidated financial statements for the years ended December 29, 2001, December 30, 2000, January 1, 2000, January 2, 1999 and January 3, 1998, is derived from the Company’s Consolidated Financial Statements.  The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

National Vision, Inc.
Consolidated Statements of Operations
(In thousands except vision center store count)

	2001	2000	1999	1998	1997

	(1) (2) (6)	(2) (5)	(2) (4)	(2)	(2) (3)

Net sales	$256,100	$307,694	$329,055	$245,331	$186,354
Cost of goods sold	116,249	143,458	147,768	112,929	86,363

Gross profit	139,851	164,236	181,287	132,402	99,991
Gross profit percentage	54.6%	53.4%	55.1%	54.0%	53.7%

Selling, general & administrative expense	136,503	166,364	177,162	121,413	89,156
Impairment of long-lived assets	–	2,684	1,952	–	–
Restructuring expense	–	1,601	–	–	–

Operating income / (loss)	3,348	(6,413)	2,173	10,989	10,835
Interest expense, net	9,539	7,723	19,329	5,538	1,554

Earnings / (loss) before reorganization items and taxes	(6,191)	(14,136)	(17,156)	5,451	9,281
Reorganization expense / (gain)	(96,472)	121,539	–	–	–

Earnings / (loss) before taxes, extraordinary items and
cumulative effect of a change in accounting principle	90,281	(135,675)	(17,156)	5,451	9,281
Income tax expense	–	–	–	2,037	3,708

Earnings / (loss) before extraordinary items and
cumulative effect of a change in accounting principle	90,281	(135,675)	(17,156)	3,414	5,573
Extraordinary gain / (loss), net	17,182	(827)	(406)	–	–
Cumulative effect, net	–	(3,378)	–	–	–

Net earnings / (loss)	$107,463	$(139,880)	$(17,562)	$3,414	$5,573

STATISTICAL DATA (UNAUDITED):
Domestic vision centers open at end of period:
Leased department vision centers	479	472	577	562	364
Freestanding vision centers	0	226	322	331	50
Average annual sales per Wal*Mart leased
department vision center	$535	$540	$527	$522	$522
Average annual sales per other host
department vision center	245	248	242	176	146
Average annual rent per Wal*Mart leased
department vision center	71	68	66	63	64
Wal*Mart leased department vision centers
converted to supercenters	12	13	5	5	2

Capital expenditures	$4,834	$5,379	$12,704	$9,183	$8,049
Depreciation and amortization	16,233	17,526	18,602	14,177	11,035
EBITDA (7)	19,581	11,113	20,775	25,166	21,870
EBITDA prior to significant provisions (7)	23,781	17,009	25,427	25,166	21,870

BALANCE SHEET DATA:
Total assets	$168,916	$90,888	$220,219	$229,097	$83,250
Current and long-term obligations	120,012	183,735	151,902	139,608	24,973
Shareholders’ equity / (deficit)	19,274	(113,323)	26,557	43,927	35,598

(1) The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001.  Results of operations for the 3-day period from May 31, 2001 through June 2, 2001 were not material.  In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values.  The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods.  However, for purposes of this discussion, the Successor results for the seven months ended December 29, 2001 have been combined with the Predecessor results of five months ended June 2, 2001.

(2) Financial information for all years presented includes results of international operations for the 12 months ended November 30. (See Note 2 to Consolidated Financial Statements.)

(3) The Company uses a 52/53 week retail calendar.  (See Note 2 to Consolidated Financial Statements.)  Fiscal 1997 consisted of 53 weeks ended January 3, 1998. Sales for the 53rd week approximated $3.0 million in fiscal 1997.

(4) In 1999, the Company recorded a $2.7 million provision for the write-off of certain receivables and an impairment of $1.9 million in connection with 36 under-performing vision centers. The receivables provision was included in SG&A expense.

(5) In 2000, the Company recorded an impairment provision for inventory and receivables at the freestanding locations totaling $1.1 million and $518,000, respectively. These items were included in Cost of goods sold and SG&A expense, as appropriate.

(6) In 2001, the Predecessor Company recorded a $3.9 million provision for uncollectible receivables. Of this amount, $2.9 million related to the ongoing host businesses.  This expense was included in SG&A.

(7) EBITDA is calculated as operating income before interest, taxes, depreciation and amortization.  EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.  However, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of the Company’s operating performance or as a measure of liquidity.  EBITDA is not necessarily comparable to similarly titled measures for other companies. EBITDA prior to significant provisions is calculated as EBITDA prior to Restructuring Expense, Reorganization Items, Extraordinary Items, Cumulative Effect and provisions described in Footnotes 4, 5 and 6 above.  The following is a reconciliation of operating income to EBITDA and EBITDA prior to significant provisions:

	2001	2000	1999	1998	1997

Operating income / (loss)	$ 3,348	$ (6,413)	$ 2,173	$ 10,989	$ 10,835
Add back depreciation and amortization	16,233	17,526	18,602	14,177	11,035

EBITDA	19,581	11,113	20,775	25,166	21,870

Add back significant provisions:

Impairment of long-lived assets	–	2,684	1,952	–	–
Restructuring expense	–	1,601	–	–	–
Provision for receivables	3,900	518	2,700	–	–
Provision for inventory	300	1,093	–	–	–

EBITDA prior to significant provisions	$ 23,781	$ 17,009	$ 25,427	$ 25,166	$ 21,870

PRO FORMA RESULTS

On April 20, 2001, the Predecessor Company completed the sale of its freestanding retail operations to Vista Acquisition LLC (the “Buyer”).  We received consideration of approximately $7.0 million, consisting of $5.7 million in cash and a $1.3 million note receivable.  The note receivable was fully reserved at the time of the sale, due to the low probability of collection.  The assets sold consisted primarily of furniture, fixtures and inventory at approximately 200 freestanding locations and inventory and equipment at the Fullerton, California laboratory/distribution center.

In a related transaction, the Company agreed to sell to the Buyer its interest in a subsidiary for a $1.0 million note receivable.  This subsidiary owns a portion of the equipment in approximately half of the freestanding locations sold.  The net book value of the assets of this subsidiary were fully impaired at the sale of the freestanding operations to reflect their net realizable value.  In the fourth quarter of 2001, the Company determined that this related transaction would not be completed due to denial by the regulators of the buyors.  The Company is working to close this subsidiary and does not anticipate material future operating income or expenses related to this subsidiary.  For purposes of the unaudited pro forma financial information, these transactions have been combined.

Pro forma unaudited financial results of the Company are presented below, as if the freestanding operations were disposed of at the beginning of the periods presented.  The freestanding operations were disposed of  in April of 2001 prior to the Company’s emergence from bankruptcy.  Accordingly, no pro forma information is provided for the Successor Company.  The pro forma results presented include certain adjustments and estimates by management.  The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company without the freestanding operations.

	Five months ended June 2, 2001			Twelve months ended December 30, 2000

	As reported	Adjustments	Pro forma	As reported	Adjustments	Pro forma

Net sales	$ 120,557	$ (18,215)	$ 102,342	$ 307,694	$ (60,779)	$ 246,915
Gross profit	65,796	(9,051)	56,745	164,236	(30,755)	133,481
Operating income /(loss)	819	4,026	4,845	(6,413)	19,906	13,493

The above pro forma information is intended to represent the Company’s consolidated operations excluding the freestanding operations sold or closed over the past two years.  It does not exclude other operations that we actually closed and disposed of during the bankruptcy proceedings, including the Sam’s Club stores and Meijer Thrifty Acres stores.  As such, the pro forma information is not necessarily indicative of the future financial results of the Company’s ongoing operations.  Historical pro forma results of operations for the Company’s ongoing businesses are presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Proceedings Under Chapter 11 of the Bankruptcy Code

On April 5, 2000, the Company and ten of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions with the United States Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 (the “Chapter 11 Cases”).  In March 2001, the Debtors filed a plan of reorganization (the “Plan”) for the Chapter 11 Cases.  The Plan was confirmed by the bankruptcy court on May 18, 2001.  On May 31, 2001, after securing a new revolving credit facility with Fleet Capital Corporation, the Company emerged from bankruptcy.

Under the Plan, the Company’s pre-petition unsecured claims were converted into new secured notes and common stock.  The secured notes have a face value of $120 million, will provide for the payment of interest of 12% twice a year at the end of March and September and are subordinated to debt under the Company’s credit facility.  The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted, if necessary, to ensure the Company has at least $3 million in cash, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001.  The principal repayments are made by the end of the second month subsequent to the measurement date.  On February 28, 2002, the Company made its first principal redemption in the amount of $1.6 million.  The Company can provide no assurance as to whether it will generate sufficient cash to make future principal repayments or as to the amount of any such repayments.  Five million shares of new common stock, par value $0.01, were issued, based on the Company’s reorganization value.  Under the Plan, former shareholders received no value for their interests, consequently, all common stock issued prior to emergence from bankruptcy was cancelled.

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

                No assurances can be given as to the price at which the securities of the Company may trade (See Part II, Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters”), and such prices may be materially different from the reorganization value prepared in connection with the Plan.

Results Of Operations

                The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001.  Results of operations for the 3 day period from May 31, 2001 through June 2, 2001 were not material.  In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values.  The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the periods prior to emergence.  However, for purposes of this discussion, the Successor results for the seven months ended December 29, 2001 have been combined with the Predecessor results of five months ended June 2, 2001 and then compared to the Predecessor results for the fiscal year ended December 30, 2000.  Differences between periods due to fresh start accounting are explained when necessary.  EBITDA, prior to significant provisions, represents earnings before interest, taxes, depreciation and amortization, as well as, restructuring expenses, reorganization items and other bankruptcy and store closing charges.  Results for these periods are summarized in the following tables:

National Vision, Inc.
Consolidated Statements of Operations
(In thousands)

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 29, 2001 (A)	December 30, 2000

Net sales	$256,100	$307,694
Cost of goods sold	116,249	143,458

Gross profit	139,851	164,236
Selling, general & administrative expense	136,503	166,364
Impairment of long-lived assets	–	2,684
Restructuring expense	–	1,601

Earnings / (loss) before reorganization items and taxes	3,348	(6,413)
Interest expense, net	9,539	7,723

Loss before reorganization items and taxes	(6,191)	(14,136)
Reorganization expense / (gain)	(96,472)	121,539

Earnings / (loss) before taxes, extraordinary item and cumulative effect	90,281	(135,675)
Income tax expense	–	–

Net earnings / (loss) before extraordinary item and cumulative effect	90,281	(135,675)
Extraordinary gain / (loss), net	17,182	(827)
Cumulative effect, net	–	(3,378)

Net earnings / (loss)	$107,463	$(139,880)

(A)   Represents the combined results of the Successor for the seven months ended December 29, 2001 and the results of the Predecessor for the five months ended June 2, 2001.

The Company’s results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during the period.  At December 29, 2001, the Company operated 514 vision centers, versus 724 vision centers at December 30, 2000, summarized as follows:

	December 29, 2001	December 30, 2000
Wal-Mart vision centers in US	400	397
Wal-Mart vision centers in Mexico	35	27
Fred Meyer vision centers	55	56
Military base vision centers	24	19
Freestanding stores	–	226

	514	725

YEAR ENDED DECEMBER 29, 2001 COMPARED TO YEAR ENDED DECEMBER 30, 2000

Net Sales. The Company recorded net sales of $256.1 million in fiscal 2001, a decrease of 16.8% from sales of $307.7 million in fiscal 2000.  Sales decreased due to the following reasons:

  In April 2001, the Company disposed of the remainder of its freestanding stores.  These stores had sales of approximately $61 million in 2000 versus sales of $18 million in 2001.

  The Company closed all of its Sam’s Club operations in the third quarter of 2000.  These locations had sales of approximately $12 million in fiscal 2000.

Comparable store sales in the Company’s Wal-Mart business declined 0.5% from levels recorded in the prior fiscal year.  This decrease was partially offset by sales from 5 new stores opened in 2001.

Gross Profit.   In the Current Year, gross profit decreased to $139.9 million from $164.2 million in the prior year.  This decrease in gross profit was primarily driven by a reduction in sales caused by the closure of the freestanding locations and the Sam’s Club locations.  Gross margin, as a percent of sales, increased to 54.6% from 53.4% in the Prior Year.  Gross margin percentage was positively impacted by an increase in eyeglass margins, resulting from the introduction and repositioning of certain eyeglass lens items and additional price-point options placed on the frame boards.  Also, in the Prior Year, the Company recorded a charge of approximately $1.1 million to adjust inventory of the freestanding locations to its net realizable value.

The current year improvement was partially offset by increases in rent expense (which is a component of gross profit) as a percent of sales for the Wal-Mart division.  This was due to approximately 46 vision centers entering the three-year option period of the Wal-Mart lease since the end of the Prior Year.  The option period effectively increases each location’s minimum rent requirement. We expect this trend of increased rent to continue as additional Wal-Mart locations enter the option period of their lease. The Company believes that, on the basis of comparable store sales growth it has historically achieved over the five year period prior to 2001, occupancy expense under the Wal-Mart agreement as a percent of sales should not, in the foreseeable future, increase by more than one percentage point over levels recorded in 2001. During 2001, the Company’s effective rent percentage on the Wal-Mart store revenues was approximately 13.5%.   The Company cannot give any assurances that it will be able to continue to record comparable sales increases at these historical levels.  Any significant shortfall in comparable store sales would have a negative impact on occupancy expense as a percent of sales.

Selling, General, And Administrative Expense (“SG&A expense”).  SG&A expense (which includes both store operating expenses and home office overhead) decreased to $136.5 million in the Current Year from $166.4 million for the Prior Year.  The dollar decrease was primarily the result of lower payroll, depreciation and other expenses due to the above-mentioned store dispositions and closures.  SG&A expense also decreased as a percent of sales from 54.1% in the Prior Year to 53.3% in the Current Year.

The percentage decrease in SG&A was the result of

  a 1.7% decrease in retail and field supervision payroll costs as a percent of sales primarily due to the closure of the freestanding stores that had higher payroll costs as a percent of sales;
  a charge of approximately $0.5 million in the Prior Year to adjust accounts receivable in the Company’s freestanding stores to net realizable value; and
  a reduction in total advertising expenditures in the Current Year due to the disposal of the Company’s freestanding locations.  Historically the Company’s advertising expenditures for the freestanding locations have been in excess of 10% of sales, well in excess of expenditures as a percentage of sales for the domestic host businesses.  Advertising for the Company’s domestic host businesses in 2001 is up slightly from historical levels.

This decrease was partially offset by

   the amortization of the newly established intangible value of contractual rights of approximately $4.4 million for the seven months ended December 29, 2001;
  a $3.9 million non-cash charge for uncollectible managed care receivables in the Predecessor Company ($2.9 million of which related to ongoing businesses); and
  an increase in third party processing costs as a result of increased managed care sales and receipts.  Third party processing costs as a percentage of sales are expected to increase as sales under managed care programs increase.

Impairment Loss and Restructuring Expense.  In the first quarter of 2000, the Company recorded a non-cash pre-tax charge of approximately $2.7 million, primarily related to the impairment of leasehold improvements and furniture and fixtures of 91 stores which were closed prior to the Company’s Chapter 11 filing.  Also, the Company recorded a $1.6 million reserve for anticipated closing costs which was comprised of $1.4 million of lease termination costs and $0.2 million of severance and other closing costs.

Operating Income / (loss).  Operating income for the Current Year increased to $3.3 million from a loss of $6.4 million in the Prior Year.  Operating income as a percentage of sales prior to the restructuring reserve and the impairment loss was 1.3% in the Current Year, compared to a loss of 0.7% in the Prior Year.  This improvement was primarily due to the closure of the freestanding locations and the Sam’s Club locations.

Interest Expense.  Interest expense increased to $9.5 million compared to $7.7 million in the Prior Year.  In the Prior Year, the Company stopped accruing interest on unsecured debt.  The Company emerged from bankruptcy on May 31, 2001, and new senior notes in the amount of $120 million and bearing interest of 12% were issued and the previous notes were cancelled.  The new notes were outstanding for seven months in the current period and interest of approximately $8.4 million was accrued.  Contractual interest for the Prior Year was $20.7 million.

Reorganization Items.  The Company recorded all transactions incurred as a result of the Chapter 11 filing separately as reorganization items.  There were no reorganization items recorded after June 2, 2001, as the Company emerged from bankruptcy.  The table below summarizes the items incurred by the Predecessor Company (amounts in thousands):

	Five Months Ended	Twelve Months Ended
	June 2, 2001	December 30, 2000

Fresh start adjustments (a)	$(114,263)	$–
Impairment of goodwill	–	100,805
Impairment of fixed assets	33	12,000
Provision for rejected leases	1,592	1,920
Loss on disposal of freestanding division	9,688	–
Other store closing costs	532	670
Retention plan	3,231	2,173
Professional fees	2,008	3,421
Letter of credit reserve on DIP Facility	197	–
Interest income on accumulated cash	(127)	(144)
Other reorganization costs	637	694

Reorganization (gain) / expense	$(96,472)	$121,539

(a)	The adjustments represent the elimination of Predecessor Company equity and the fair value adjustments that were made as part of fresh-start accounting.

Benefit For Income Taxes.  The Company recorded a pre-tax operating loss in the Current Year.  A tax benefit of $21.5 million was recorded.  However, due to the uncertainty of realizability, the Company recorded a valuation allowance for the full amount.

Extraordinary Items.  In 2001, as part of the Company’s emergence from bankruptcy, the Predecessor Company recognized an extraordinary gain of $17.2 million related to the extinguishment of debt.  The gain was calculated as follows:

Liabilities subject to compromise	$169,245
Deferred financing costs related to cancelled senior notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$17,182

The 2000 results also include an extraordinary loss of $827,000 associated with the write-off of the capitalized costs of the Company’s previous Foothill credit facility.

Net Income / (loss).  The Company posted net income of $107.5 million in the Current Year versus a net loss of $139.9 million in the Prior Year.  Of the 2001 net income of $107.5 million, $96.5 million results from a reorganization gain, as noted above.

EBITDA Prior to Significant Provisions. EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. EBITDA prior to significant provisions is calculated as EBITDA prior to restructuring expense, impairment on long-lived assets, reorganization items, extraordinary items, the cumulative effect of a change in accounting principle, and significant non-cash charges.  EBITDA increased in the Current Year due to the disposal of the freestanding operations in April 2001.  These stores had lower average sales and higher expenses as a percent of total sales than the domestic host businesses.

The following is a reconciliation of operating income to EBITDA and EBITDA prior to significant provisions:

	2001	2000

Operating income / (loss)	$ 3,348	$ (6,413)
Add back depreciation and amortization	16,233	17,526

EBITDA	19,581	11,113

Add back significant provisions:

Impairment of long-lived assets	–	2,684
Restructuring expense	–	1,601
Provision for receivables	3,900	518
Provision for inventory	300	1,093

EBITDA prior to significant provisions	$ 23,781	$ 17,009

Historical Pro Forma Results of Ongoing Operations.  The following pro forma information presents the Company’s results of operations for the retail store operations retained by the Company upon emergence from bankruptcy.  Accordingly, such pro forma data is presented as if the freestanding operations, the Sam’s Club operations and other disposed operations, were closed or disposed of as of the beginning of the periods presented.  Costs related to the bankruptcy, reorganization and restructuring costs, as well as large non-cash provisions, are excluded.
	Fiscal Year Ended
	December 29, 2001	December 30, 2000

Net sales	$237,885	$234,449
Gross profit	$130,800	$127,600
Operating income	$10,274	$17,255
EBITDA prior to significant provisions	$26,423	$28,644

Pro forma net sales and gross profit have increased over the prior year primarily due to 18 new host vision centers opened in 2001 and 21 new vision centers opened during fiscal 2000, which operated for all of fiscal 2001 versus only a portion of fiscal 2000.

Comparable store sales include stores which were open for all of fiscal 2001.  The quarterly comparable store sales trends for the Company’s domestic ongoing businesses are as follows:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year 2001
Fiscal 2001	-1.0%	1.0%	-0.5%	-1.5%	-0.5%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year 2000
Fiscal 2000	5.0%	1.5%	0.0%	0.5%	2.0%

Pro forma operating income declined in fiscal 2001 for the following reasons:

  amortization of Intangible Value of Contractual Rights and depreciation of revalued fixed assets, both of which were established during fresh start accounting, totaling approximately $4.4 million and $1.0 million, respectively increases in payroll costs of $0.9 million resulting from new store openings increases in benefit costs in 2001 of approximately $600,000 due to an increase in rates and increased claims experience increases in third party processing costs resulting from an increase in managed care sales as a percentage of total sales a $2.9 million non-cash charge for uncollectible accounts receivable incurred by the Predecessor Company’s host vision centers in 2001

EBITDA prior to significant provisions decreased from the prior year for the reasons mentioned above, excluding the impact of the intangible amortization.  EBITDA prior to significant provisions is calculated as operating income before restructuring expense, impairment loss and the $2.9 million non-cash charge in the second quarter of 2001, plus depreciation and amortization.

The following table provides quarterly pro forma results of ongoing operations:

2001	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2001

Net sales	$60,906	$60,042	$59,741	$57,196	$237,885
Gross profit	$33,357	$33,699	$33,644	$30,100	$130,800
Operating income	$4,428	$3,689	$2,204	$(48)	$10,274
EBITDA prior to significant
provisions	$7,245	$7,132	$7,183	$4,862	$26,423

Capital expenditures	$1,200	$1,100	$970	$1,445	$4,715
Depreciation and amortization	$2,817	$3,443	$4,979	$4,910	$16,149

2000	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2000

Net sales	$59,727	$59,038	$58,781	$56,902	$234,449
Gross profit	$33,729	$32,229	$31,990	$29,653	$127,600
Operating income	$5,680	$4,411	$4,350	$2,815	$17,255
EBITDA prior to significant
provisions	$8,499	$7,228	$7,460	$5,457	$28,644

Capital expenditures	$2,100	$700	$900	$800	$4,500
Depreciation and amortization	$2,819	$2,817	$3,110	$2,639	$11,389

The following is a reconciliation of reported results to the historical pro forma results as if the freestanding operations, the Sam’s Club operations, and other disposed operations were closed or disposed of as of the beginning of the periods presented.

	Twelve Months Ending
	December 29, 2001

2001	As Reported (A)	Adjustments	Pro Forma

Net Sales	$256,100	$18,215 (B)	$237,885
Cost of goods sold	116,249	9,164 (B)	107,085

Gross profit	139,851	9,051	130,800
Selling, general & administrative	136,503	15,977 (B)	120,526

Operating income / (loss)	$3,348	$(6,926)	$10,274

	Twelve Months Ending
	December 30,2000
2000	As Reported	Adjustments	Pro Forma

Net Sales	$307,694	$73,245 (B)	$234,449
Cost of goods sold	143,458	36,609 (B)	106,849

Gross profit	164,236	36,636	127,600
Selling, general & administrative	166,364	56,019 (B)	110,345
Impairment of long-lived assets	2,684	2,684 (C)	–
Restructuring expense	1,601	1,601 (D)	–

Operating income / (loss)	$(6,413)	$(23,668)	$17,255

(A)    Represents the combination of the Predecessor Company’s financial results for the five months ended June 2, 2001 and the Successor Company’s financial results for the seven months ending December 29, 2001.
(B)	Represents the results of the freestanding operations, the Sam’s Club operations, and the Meijer Thrifty Acres locations that were either sold or closed during the restructuring of the Company.
(C)	Represents the impairment of fixed assets for the freestanding locations that were scheduled for closure prior to the Company’s Chapter 11 filing.
(D)	Represents the severance and other closing costs incurred related to the closure of certain freestanding locations prior to the Company’s Chapter 11 filing.

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
  During 2000, the Company closed 117 Sam’s Club locations, 72 of which were terminated prior to the end of their lease term.  These closings resulted in a sales decrease of $12.2 million in 2000.

These decreases were partially offset by:

  Favorable comparable store sales at the Wal-Mart and Military divisions of 2.0% and 6.5%, respectively.  This resulted in a $4.7 million sales increase.
  New store openings at the Wal-Mart and Military divisions resulted in sales increases of $6.9 million over the prior year.

In addition, the Company’s adoption of SAB 101 deferred the recognition of approximately $300,000 of net sales in fiscal 2000.  (See Note 2 of Consolidated Financial Statements.)

Gross Profit. In 2000, gross profit decreased to $164.2 million versus $181.3 million in 1999.  This decrease was due to the following:

  A reduction in sales caused by the closure of all of the Company’s Sam’s Club locations, as well as the operation of approximately 97 fewer freestanding locations and the negative comparable store sales registered by the remaining freestanding vision centers acquired by the Company ($11.8 million).
  A charge of approximately $1.1 million to adjust inventory at the Company’s freestanding stores to net realizable value (See Reorganization Items, Restructuring Expenses and Impairment of Long-lived Assets).
  A reduction in vendor promotional monies and independent optometrist revenue from the amounts received a year ago.

Gross profit as a percentage of sales decreased from 55.1% in 1999 to 53.4% in 2000. In addition to the reasons described above, the decrease can also be attributed to the following:

  A loss of efficiency in the Fullerton Lab caused by the decrease in volume as a result of declining sales levels in the Company’s freestanding vision centers as well as lower volume resulting from closed stores.
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

  Payroll savings of $6.7 million from the closure of the Sam’s Club locations and approximately 97 freestanding locations.
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

Benefit for Income Taxes. We recorded a pre-tax operating loss of $135.7 million in 2000 versus  a loss of $17.2 million in 1999. The resulting income tax benefit was approximately $1.7 million.  We have established a valuation allowance equal to the amount of the tax benefit.

Extraordinary Loss. Results also include an extraordinary loss of $827,000 in 2000 associated with the write-off of the capitalized costs of the Company’s previous Foothill Credit Facility.

Cumulative Effect of a Change in an Accounting Principle. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues.  Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received. In response to SAB 101, the Company is required to recognize revenue upon delivery of the product.  The cumulative effect of this change in accounting principle was a $3.4 million reduction in net earnings of 2000.

Net Income / (loss).  The Company recorded a net loss of $139.9 million in 2000, or a loss of $6.61 per basic and diluted share versus a loss of $17.6 million in 1999 or $0.83 per basic and diluted share.

REORGANIZATION ITEMS, RESTRUCTURING EXPENSES AND IMPAIRMENT OF LONG-LIVED ASSETS.

General

In the last quarter of 1999 and in fiscal 2000, we recorded charges relating to store closings, the impairment of long-lived assets and the expenses incurred in the Chapter 11 Cases. Generally accepted accounting principles require different presentations depending on whether we incurred the cost before or after the filing of the Chapter 11 Cases.

Impairment of Fixed Assets and Restructuring Expenses

We have recorded charges for impairment of fixed assets and restructuring expenses in connection with stores closed before the filing of the Chapter 11 Cases. Emerging Issues Task Force Issue 94-03, Liability Recognition for Certain Employee Termination Benefits to Exit an Activity (Including Certain Costs Incurred in a Restructuring), requires that we present these charges as components of operating income.

In connection with stores closed after the filing of the Chapter 11 Cases, we have recorded charges for impairment of fixed assets and for restructuring expenses. All expenses of this nature incurred after the first quarter of 2000 have been presented as reorganization items, below operating income.

Summary of Restructuring Charges

The table below summarizes charges for impairment of fixed assets and restructuring expenses incurred in the first quarter 2000 before the Company began the Chapter 11 proceedings (amounts in thousands):

Impairment of fixed assets	$2,684

Restructuring expense:
Provision for rejected leases	$1,362
Other store closing costs	239

$1,601

Impairment and restructuring charges incurred after the first quarter of 2000 are considered reorganization items and are presented below operating income.

Summary of Reorganization Items

Results for fiscal 2000 include charges of $121.5 million, which were incurred after the Company filed the Chapter 11 Cases.

Impairment of Long-Lived Assets

Due to continuing negative cash flows, coupled with the possible sale or disposition of certain Company assets, we recorded a non-cash charge of $100.8 million for the impairment of goodwill associated with the acquisition of Frame-n-Lens Optical, Inc., New West Eyeworks, Inc. and Midwest Vision, Inc. in the third quarter of 2000.  In addition, we recorded a non-cash charge of $10.6 million to reflect the impairment of fixed assets associated with these acquired entities.

The Company terminated ten leases governing all of the Company’s units located in Meijer Thrifty Acre locations.  The Company recorded a non-cash pre-tax charge of $987,000 in 2000 related to the impairment of leasehold improvements and furniture and fixtures in the Meijer locations.

In the second quarter of 2000, the Company reached an agreement with Wal-Mart Stores, Inc. to terminate its 72 leases governing all of the Company’s units located in Sam’s Club locations.  Pursuant to this agreement, the Company turned over all such locations to Wal-Mart Stores by September 1, 2000.  The Company received no proceeds from Wal-Mart for the early termination, and Wal-Mart waived all claims for rent under the leases for the balance of the original lease term.  The Company recorded a non-cash pre-tax charge of $367,000 related to the impairment of leasehold improvements and furniture and fixtures in the Sam’s Club locations.

A summary of the impairment charges recorded in 2000 follows (amounts in thousands):

Impairment of goodwill:
Frame-n-Lens	$38,318
New West Eyeworks	60,610
Midwest Vision	1,877

Total goodwill impairment	$100,805

Impairment of fixed assets:
Frame-n-Lens	$4,792
New West Eyeworks	5,186
Midwest Vision	668
Meijer Thrifty Acre	987
Sam’s Club	367

Total fixed asset impairment	$12,000

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

LIQUIDITY AND CAPITAL RESOURCES

Our capital needs have been for operating expenses, capital expenditures and interest expense.  Our sources of capital have been cash flow from operations and proceeds from the sale of the freestanding operations. The Company made its first principal payment on the Senior Notes of $1.6 million on February 28, 2002.

The Company emerged from bankruptcy on May 31, 2001.  Upon emergence, all of the Company’s pre-petition unsecured liabilities, including the previous senior notes, and all former equity interests were cancelled.  Liabilities Subject to Compromise were $169 million and were converted at approximately 85% of face value into a combination of new secured notes and common stock.  The notes have a face value of $120 million, provide for payment of interest twice a year at the end of March and September and are subordinated to debt under the Company’s credit facility.  The notes are payable over eight years with principal repayments based on excess cash flow.  Excess cash flow is defined as EBITDA plus or minus working capital changes less the sum of capital expenditures, cash interest payments and cash tax payments, and is subject to a $3 million cash reserve.  The obligation to prepay principal will have an adverse impact on the ability of the Company to accumulate cash.  We can make no assurance as to whether our operations will generate sufficient cash for us to make principal repayments based on excess cash flow.  A decrease in sales levels, coupled with the potential impact of the slowing economy on retail sales overall, could have a negative impact on our cash balances and on the amount of any excess cash principal payments due in 2002 and beyond.  If this trend of flat sales continues, our ability to make our excess cash flow payments under our indenture will be significantly impaired.  In addition, a prolongation of this trend, coupled with the potential loss of vision centers under our Wal-Mart Master Lease, would substantially impair our ability to pay off or refinance the notes.

In May 2001, the Company’s secured revolving credit facility with Foothill Capital expired and was replaced with a secured revolving Credit Facility (the “Exit Facility”) from Fleet Financial Corporation.  The Exit Facility has a term of three years, bears interest at the prime rate plus 0.25% per annum or at LIBOR plus 2.5%, and provides availability of an estimated $9.4 million, subject to borrowing base limitations and inclusive of letter of credit requirements.  We believe that the Exit Facility will provide the Company with adequate liquidity during 2002.

As of March 1, 2002 and subsequent to the Company’s emergence from bankruptcy in May 2001, we have made cash payments related to the Predecessor Company and to the completion of the bankruptcy process.  These cash payments approximate $8 million and include:

  Reclamation payments, convenience claims and assumed contract cure amounts;
  Cash payments related to the disposition of the freestanding stores;
  Cash payments to formalize the Exit Facility;
  Cash payments to professional advisors; and
  Cash payments in accordance with the retention plan.

A majority of these costs were accrued in the Successor Company’s opening balance sheet.  Until the claims distribution process is complete, the Company will continue to make cash payments for 1) the settlement of landlord and other disputed cash claims, and 2) professional costs related to the settlement of claims and the distribution of stocks and bonds.

It is the Company’s intent to use excess cash for its ongoing operations, for payment of interest expense and repayment of  principal on the Company’s outstanding debt.

As of December 29, 2001, the Company’s remaining unused availability under the Exit Facility, after being reduced for letter of credit requirements, has decreased to approximately $1.7 million, as inventory and receivable levels (borrowing base components) have declined.  At December 29, 2001 and at March 1, 2002, the Company had no borrowings under the Exit Facility, and had letters of credit of $3.5 million outstanding.  The Company believes that cash generated from operations and funds available under the Exit Facility will be sufficient to satisfy its cash requirements through 2002.

In April 2001, the Company finalized the sale of its freestanding operations and received cash proceeds of $5.7 million related to this transaction.  The Company anticipates that cash flow from operations will improve with the disposition of the freestanding operations.

The Company opened 5 Wal-Mart vision centers in 2001.  We have opened 400 Wal-Mart vision centers, as provided for in our Master Lease Agreement.  We may open between 5 and 10 additional vision centers in 2002 in other host environments dependent upon liquidity, construction schedules and other constraints.  For each of our new vision centers, we typically spend between $100,000 and $140,000 for fixed assets and approximately $25,000 for inventory.

During 2001, we converted 12 Wal-Mart vision centers to supercenters.  In 2002, we expect to convert between 11 and 14 of our existing Wal-Mart vision centers to supercenters.  Each supercenter conversion requires expenditures of approximately $60,000 to $80,000.

In conjunction with our historical results from operations, emergence from Chapter 11 and the disposition of our freestanding operations, the Company incurred significant net operating losses.  These losses are expected to result in significant tax net operating loss carry-forwards.

Summary of Master Lease Agreements

The following table sets forth the number of leases for domestic Wal-Mart and Fred Meyer vision centers that expire each year, assuming the Company exercises all available options to extend the terms of the leases.  This table does not include any future Wal-Mart superstore conversions which are unknown at this time.

		LEASES EXPIRING IN
HOST COMPANY		2002(a)	2003	2004	2005	2006	2007	2008 AND THEREAFTER
	| | | |
Wal-Mart		6	36	44	43	53	62	156
Fred Meyer		–	–	–	–	–	–	55

Totals		6	36	44	43	53	62	211

(a)  The number of leases expiring in 2002 includes 1 location that will be closed at the end of the original lease term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the consolidated financial statements of National Vision, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying the Company’s consolidated financial statements.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-1.

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues.  Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received.  In response to SAB 101, the Company is required to recognize revenue upon delivery of the product.  The amount of cash received at the time the customer’s order is placed is recorded as a deposit liability and is presented within accrued liabilities.  The effect of this change in accounting principle was applied cumulatively as of the beginning of 2000 and totaled $3.4 million.

Management must make estimates of potential returns and replacements of all or part of the eyewear sold to a customer.  We analyze historical remake and warranty activity, consider current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our estimate of these costs.  Differences may result in the amount and timing of revenue and related costs for any period if management made different judgements or utilized different estimates.

Allowance for Uncollectible Receivables under Reimbursement Plans

Managed care accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Substantially all of the Company’s receivables are due from health care plans or third-party administrators located throughout the United States.  Approximately 12% of the Company net sales from ongoing businesses relate to products sold to customers that ultimately will be funded in full or in part through private insurance plans, third party insurance administration programs or government reimbursement programs such as Medicare and Medicaid.  Failure by the Company to accurately file for reimbursement on a timely basis with these programs can have an adverse affect on the Company’s collection results which, in turn, will have an adverse affect on liquidity and profitability.

Estimates of our allowance for uncollectible receivables are based on our historical collection experience, historical and current operating, billing and collection trends and a percentage of our receivables by aging category.  Changes in our billing and collection processes, changes in funding policies by insurance plans and changes in our sales mix within insurance plans may have a material affect on the amount and timing of our estimated expense requirements.

Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important, which could trigger an impairment review include (1) a significant underperformance of vision center operations relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of Company assets or the strategy for our overall retail optical business; (3) significant negative industry or economic trends; and (4) a permanent adverse change in cash flows generated by an operation.

If we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected cash flow model.  If the projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected undiscounted cash flow method.  Significant management judgement is required regarding the existence of impairment indicators as discussed above.  Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Accounting for Stock Options

At a meeting held on October 25, 2001, the Compensation Committee of the Board of Directors awarded stock options and performance shares to approximately 530 employees and outside directors.  Stock options covering 348,750 shares were awarded, at a strike price of $0.40 per share, the price at which common stock of the Company closed on October 25, 2001.  The options vest on the seventh anniversary of the grant date; however, vesting may be accelerated in the event the Company attains defined performance goals set by the Board of Directors.  Because the number of shares and the per share strike price are not subject to uncertainty, the option plan qualifies for fixed accounting treatment.  As a result, the Company does not record compensation expense in connection with the granting of the stock options.  If accounting standards change, and the stock options were to receive variable accounting treatment, the Company would periodically record compensation expense over the vesting period of the stock options equal to the spread between the strike price and the trading price of the common stock.  Note 14 to the financial statements sets forth information regarding the Pro Forma impact of stock options on net income and basic and diluted earnings per share.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as equipment depreciation, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

The Company emerged from Chapter 11 Bankruptcy on May 31, 2001.  As part of the emergence Plan, the Company’s capital structure was highly leveraged with $120 million of senior notes with interest payable at 12% per annum.  Before, during and after the bankruptcy process, the Company incurred significant net operating losses (“NOL”) that result in tax loss carry-forwards.  A portion of these carry-forwards are subject to limitations under section 382 of the Internal Revenue Code.

Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes.  Due to the size of the NOL carry-forward in relation to our history of unprofitable operations and the continuing uncertainties surrounding the profitability of our ongoing retail businesses taking into consideration the highly leveraged capital structure within which we operate as discussed above, we have not recognized any of this net deferred tax asset.  We currently provide for income taxes only to the extent that we expect to pay cash taxes for current income.

It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carry forward.  Upon reaching such a conclusion, we would immediately record the estimated net realizable value of rate equal to our combined federal and state effective rates.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Other Accounting Policies

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

RISK FACTORS

This Form 10-K contains a number of statements about the future. It also contains statements which involve assumptions about the future.  All these statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements represent our expectations or belief concerning future events, including the following:

any statements regarding future sales levels, the continuation of historical trends, and the Company’s liquidity.  Without limiting the foregoing, the words believes, anticipates, plans, expects, and similar expressions are intended to identify forward-looking statements.

We do not know whether the forward-looking statements made in this Form 10-K will prove to be correct.  We have tried to identify factors which may cause these statements to be incorrect, but we may not have identified all of them.  These factors could also have a negative impact on our results.  The following is our non-exclusive list of these factors:

Our recent emergence from bankruptcy may adversely affect our relationships with our vendors and customers.

On May 31, 2001, we emerged from bankruptcy.  Our various relationships with our vendors and our customers may be adversely affected by our past reliance on the protections afforded by Chapter 11.  In addition, we continue to go through the process of resolving some claims by potential unsecured creditors pursuant to our rights under the bankruptcy plan.  The process may divert the time and resources of our management that could otherwise be used in running our business.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our notes.

As a result of the issuance of our notes, we are highly leveraged. The notes are subordinated to our credit facility. Assuming the issuance of all of our notes and after giving effect to the establishment of our credit facility, we had:

  total indebtedness of $120 million represented by the notes, and total availability, as of March 1, 2002, of $1.8 million under our credit facility, after letter of credit requirements.

Our ability to pay or refinance our indebtedness, including our ability to repay the notes, or to fund capital expenditures will depend on our future performance. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based upon our current level of operations, we believe that our cash flow from operations, available cash, and available borrowings under our credit facility, will be adequate to meet our future liquidity needs for at least the next two years. A decrease in revenues, coupled with the borrowing base limitation contained in our credit facility, could require us to postpone capital expenditures.

We cannot assure you that our business will generate sufficient cash flow from operations, that revenue growth will be realized or that future borrowings will be available under our credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs.

Our substantial indebtedness could have important consequences to you. For example, it could:

  make it more difficult for us to satisfy our obligations under the notes, increase our vulnerability to general adverse economic and industry conditions, limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes, limit our flexibility in planning for, or reacting to, changes in our business and our industry, place us at a competitive disadvantage compared to competitors that have less debt, and limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds. Our failure to comply with the covenants in the indenture under which our notes were issued or our credit facility would result in an event of default which, if not cured or waived, could have a material adverse effect on us.

A substantial number of our vision centers are located in Wal-Mart stores. Our ability to continue to generate revenue depends on our continued relationship with Wal-Mart.

In connection with our emergence from Chapter 11 reorganization, we have sold all of our free standing vision centers.  We are substantially dependent on Wal-Mart and its affiliates for our current operations. The following chart shows, as of December 29, 2001, the number of our vision centers that are in Wal-Mart stores and the total number of our vision centers:

Category	Number
Total Vision Centers	514
Wal-Mart Locations	400
Wal-Mart Mexico	35

In addition, vision centers located in Wal-Mart stores accounted for substantially all of the earnings before interest, taxes, depreciation and amortization of the vision centers that we continue to own after the sale of our free standing vision centers for the fiscal year ended December 29, 2001. Vision centers in Wal-Mart stores rely largely on customer traffic generated by the Wal-Mart host store. Our agreement with Wal-Mart does not require Wal-Mart to maintain any existing Wal-Mart store or to open new ones.

Our agreement with Wal-Mart gives us the right to open at least 400 vision centers, including those already open. We have reached that number. Wal-Mart is under no obligation to provide us with additional vision center leases. However, our agreement with Wal-Mart also provides that, if Wal-Mart converts its own store to a “supercenter,” which is a store that contains a grocery department in addition to the traditional Wal-Mart store offering, and relocates our vision center as part of the conversion, the term of our lease begins again. We believe that Wal-Mart may in the future convert many of its stores and thereby cause many of our leases to start again. There were 12 conversions of Wal-Mart stores in which we run vision centers into “supercenters” in the year 2001, and 32 of these conversions prior to 2001. We have received no assurances from Wal-Mart as to how many of their locations will ultimately be converted.

Our agreement with Wal-Mart provides for a nine-year base term at each vision center that begins at opening and gives us a three-year extension option. Wal-Mart is under no obligation to provide us with any further extensions. Forty-six vision centers have base terms that expired in 2001 under our Wal-Mart agreement, all of which have been extended, and another forty-five have base terms that expire in 2002, which we have the option to extend. More base terms will expire in subsequent years. As each base term expires, we determine whether to exercise our three-year extension options for our Wal-Mart vision centers. We make those decisions based upon various factors, including, for example:

  the sales levels of each vision center,
  the estimated future profitability of each vision center, and the increased minimum license fees charged by Wal-Mart during the option period.

We must exercise our extension option for any Wal-Mart vision center at least six months before its initial license expires. We expect to extend the licenses for a substantial majority of these vision centers. We cannot assure you, however, how many licenses we will actually extend.

In each of the next several years, increasing numbers of vision centers under our Wal-Mart agreement will have their base terms expire. Our rental obligations to Wal-Mart will increase in the three-year option period. We will need to continue to improve sales at these vision centers. If we do not, our rent as a percent of sales will increase significantly during the option period. Alternatively, we may choose not to exercise the extension options.

We cannot control our expansion in our host stores, including Wal-Mart, beyond those currently under contract. Although we periodically discuss expansion opportunities with each host, we cannot assure you that any host will offer to extend our current agreements or offer us additional vision centers. Nor can we assure you that any renewal or new store offer will be on terms similar to those in our current agreements. Wal-Mart operates its own optical division.  Wal-Mart may, in the future, allocate its future vision centers entirely to its own optical division.

Our lack of growth could make it difficult for us to make payments on our notes, and could adversely affect the price of our common stock.

Average revenues in our Wal-Mart vision centers are approximately $540,000 per center per year. Average revenues in the other vision centers that we continue to own after the sale of our free standing vision centers are less than $300,000 per center per year. The expiration of our leases with Wal-Mart will cause a reduction in our revenues, which we may not be able to replace with revenues generated by other vision centers.

Our sales revenues could decrease in the future as Wal-Mart leases expire. It is unlikely that we will be able to open enough new vision centers under our Fred Meyer and military contracts to compensate for the loss of the revenues generated by Wal-Mart vision centers for which our leases expire. We expect that our expenses, however, will increase over time. A combination of lower sales and higher expenses would adversely affect our ability to repay or refinance our notes, which could have an adverse effect on the price of our common stock.  A continuation of the 2001 flat sales levels would also have an adverse impact.

The use of net operating loss carry-forwards may be subject to limitations.

In conjunction with our historical results from operations, emergence from Chapter 11 and the disposition of our free standing operations, we incurred significant net operating losses. These losses are expected to result in significant net operating loss carry-forwards, the amount of which has not yet been finally determined. Our  net operating losses that were realized prior to our emergence from Chapter 11 are subject to substantial limitation under Section 382 of the Internal Revenue Code of 1986.   If our  net operating losses realized after our emergence from Chapter 11 are subject to substantial limitation because of a future change of control of the company or for other reasons, our cash tax costs  would increase and have an adverse effect on our ability to repay the notes.

Your right to receive payments on our notes will be junior to our borrowings under our credit facility, which could adversely affect our ability to pay off the notes.

Our indebtedness under our credit facility is secured by liens against substantially all of our assets. In the event of a default on our secured indebtedness, or a bankruptcy, liquidation or reorganization of the company and our subsidiaries, these assets will be available to satisfy obligations with respect to the secured indebtedness before they can be used to satisfy our obligations under our notes.  Therefore, there may be insufficient assets remaining for us to pay off the notes in full.

The terms of our credit facility and the indenture under which our notes were issued restrict our corporate activities.

Our credit facility contains various restrictive covenants and requires us to maintain specified financial ratios and satisfy financial tests, such as:

  minimum requirements of earnings before interest, taxes, depreciation and amortization in our credit facility of (1) $6 million for the fiscal quarter ending September 29, 2001, (2) $11 million for the two fiscal quarters ending December 29, 2001, (3) $17 million for the three fiscal quarters ending March 30, 2002, and (4) $19.6 million for the four fiscal quarters ending June 29, 2002 and for each four quarter period ending on the last day of each fiscal quarter for the remainder of the term of our credit facility, and minimum fixed charge coverage ratios of 1.0 to 1.0.

Our ability to meet these financial ratios and tests may be affected by events beyond our control, and we cannot assure you we will meet these tests. In addition, our credit facility and our indenture limit our ability to take action with respect to:

  capital expenditures,
  investments,
  indebtedness,
  liens,
  dividends,
  loans,
  prepayments of other indebtedness,

  mergers, acquisitions or sales of assets,
  changes in business activities,
  transactions with affiliates, and
  issuance of equity.

Our breach of any of these covenants could result in an event of default under our credit facility. If a default occurs, our lender can declare our indebtedness, both principal and interest, immediately due and payable, and could terminate its commitment to make future advances. In addition, a default under the indenture could cause the principal and accrued interest on the notes to become due and payable. The restrictions in the indenture and the credit facility will likely restrict our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes. Our indebtedness requires substantial debt service payments and, with respect to the indenture, mandatory redemptions of principal, which may restrict our ability to use our operating cash flow for capital expenditures and other working capital requirements. We have pledged substantially all of our assets under our credit facility and under the indenture. If we fail to repay all amounts declared due and payable, our lender and then the holders of our notes could proceed against the collateral granted to it to satisfy our obligations. It is likely that our assets would be insufficient to repay in full that indebtedness and our other indebtedness, including the notes.

We are required by our indenture to make mandatory redemptions of principal owing on our notes if we generate excess cash flow, which may have an adverse impact on our common stock.

The indenture requires mandatory redemptions of principal out of the excess cash flow that we may generate biannually.   There can be no assurances that we will generate enough excess cash flow to make any mandatory redemptions. Prepayments of principal on the notes, if any, will prevent us from having excess cash to reinvest in our business, and could adversely affect the price of our common stock.

Further issuances of our common stock and our notes could adversely affect their trading prices.

We issued a total of 5,000,000 shares of our common stock and $120,000,000 aggregate principal amount of our notes to creditors pursuant to the Plan. As of the March 1, 2002, less than all of the shares of common stock and the notes have been distributed to creditors who can trade them on The American Stock Exchange. Some of the shares of common stock and notes have been held in reserve for distribution to creditors upon the resolution of claims that we have disputed in the bankruptcy court. Although no issuances of securities other than pursuant to the Plan are currently contemplated (except grants of stock options or other stock awards pursuant to employee benefit plans that are in place) further issuances of our common stock and notes in the future could take place. These issuances could cause adverse changes in the trading prices of the common stock and the notes.

The holders of our common stock may exercise significant control over us.

Former holders of our old Senior Notes due 2005 held a large majority of our unsecured debt in bankruptcy, and thus are the initial holders of a majority of our common stock. If holders of significant numbers of shares of our common stock act as a group, these holders could be in a position to control the outcome of corporate actions requiring shareholder approval, including the election of directors.

Holders of our common stock and our notes may elect to sell large blocks of common stock or notes, which may have an adverse effect on the price of our common stock and our notes.

Our former unsecured creditors received our common stock and our notes in exchange for their claims against us. Some or all of the holders of our common stock and notes may prefer to liquidate their investment rather than hold the securities on a long-term basis. The possibility that one or more of the holders of significant numbers of shares of our common stock or a large principal amount of our notes may determine to sell all or a large portion of their shares of our common stock or their notes in a short period of time may adversely affect the market price of the common stock or notes. Partially for that reason, there can be no assurance as to the degree of price volatility in any trading market that may develop for the common stock and the notes. As a result, no assurance can be given that any holder of our common stock or our notes will be able to sell them or at what price any sale may occur. No assurance can be given as to the market price, if any, that will prevail for our common stock in the future. If a market were to exist for our notes, they may trade at prices higher or lower than their face value, depending upon many factors, including, without limitation, the prevailing interest rates, markets for similar securities, industry conditions and the performance of, and investor expectations for us.

Our common stock and our notes have all been issued but not distributed. Further distributions will be made pursuant to the bankruptcy plan as disputed claims are resolved. Distributions of our common stock and our notes to people that decide to sell them immediately could cause sudden adverse changes in the trading prices of our common stock and our notes.

The public market for our securities has existed for a limited period of time.

Our common stock was previously listed on the NASDAQ Small Cap Market under the ticker symbol “VSTA.” It was delisted on May 9, 2000 because its price dropped below $1.00 for a period of 30 days. Pursuant to the bankruptcy plan, the old shares of our stock were deemed cancelled, terminated, and of no further force and effect as of May 31, 2001. 5,000,000 shares of our common stock were issued in accordance with the terms of the Plan. The public market for our common stock was initiated by listing on the AMEX on August 27, 2001, and the public market for our notes was initiated by listing on the AMEX on August 27, 2001. The price of our common stock has declined very significantly since its original listing date. There can be no assurance that an active trading market for our common stock or our notes will develop or be sustained or that the market price of our common stock or our notes will not further decline.

Our common stock may be delisted from The American Stock Exchange, referred to as the AMEX, if it does not maintain certain listing standards.

Our recent operating history, including our filing of and emergence from Chapter 11, has caused the price of our securities to be depressed. In addition, the general market for securities has been severely depressed in recent quarters. The price of our common stock has declined very significantly since its original listing date. The rules of the AMEX allow the exchange to delist securities if the AMEX determines that a company’s securities fail to meet guidelines with respect to corporate net worth, public float, number of shareholders, the aggregate market value of shares, or price per share. In light of our recent operating history specifically, and the market conditions for stocks in general, we cannot assure purchasers of our common stock or notes that we will continue to meet the requirements of the AMEX. If we are unable to continue to satisfy these criteria, the AMEX may begin procedures to remove our common stock or notes from the exchange. If our common stock or notes are delisted, a trading market may no longer exist, and the ability of shareholders to buy and sell common stock or notes may be materially impaired.

We have not declared dividends in the past, and do not anticipate doing so in the near future, which may adversely affect the price of our common stock.

Our credit facility and our indenture prohibit the payment of cash dividends without the consent of the lender and the holders of the notes, respectively. We have never declared or paid any dividend on our capital stock. We currently anticipate that all of our earnings, if any, will be retained for payment of the principal amount of the notes, and then for development of our business, and do not anticipate paying any cash dividends in the foreseeable future.

A change in interest rates could adversely affect us.

We have historically borrowed long-term debt under our credit facility at variable interest rates. We therefore incur the risk of increased interest costs if interest rates rise.

The retail eyecare industry is extremely competitive. Failure to attract customers will depress our earning and may adversely affect our ability to repay the notes and the price of our common stock.

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

We also compete for managed care business. Our competition for this business is principally the larger national and regional optical firms. Competition for this business is driven by size of provider network, quality and consistency of service, and by pricing of vision care services.  Successful renewals of certain existing third-party contracts are integral to maintaining sales revenues.

Several of our competitors have significantly greater financial resources than we do. As a result, they may be able to engage in extensive and prolonged price promotions which may adversely affect our business. They may also be able spend more than we do for advertising. If we are not able to maintain our market share of the retail optical industry, our business will suffer. A decline in our earnings could adversely affect the price of our common stock and the notes, and our ability to repay the notes

Federal and state governments extensively regulate the health care and insurance industries. A finding that we have violated existing regulations, or future adverse changes in those regulations, could negatively affect our business and its prospects, our ability to repay the notes, and the price of our common stock and our notes.

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

These consequences could have an adverse effect on our business, which could impact the price of our common stock and notes and impact our ability to repay the notes. Also, changes in our relationships with independent optometrists and opticians could adversely affect our relationship with Wal-Mart or our other host stores. Local ordinances (such as zoning requirements) can also impose significant burdens and costs of compliance. Frequently, our competitors sit on state and local boards. Our risks and costs of compliance are often increased as a result. All of these matters could cause our business to suffer, our ability to repay the notes to be adversely affected, and the trading price of our common stock and notes to decline.

In California, optometrists who practice adjacent to our retail locations are providers to and subtenants of a subsidiary, which is licensed as a single-source HMO.  This subsidiary is regulated by the Department of Managed Health Care.  This agency has recently required that we change our way of doing business.  This new way of doing business will increase our costs in California.  There is no assurance that the Department will find our new way of business satisfactory.  Our costs of compliance could continue to increase as a result.  Depending on its views, this Department could also seek to revoke our HMO license.  Such a revocation would have a material adverse impact on our business.  On a general basis, the regulatory environment in California has become more difficult, and future actions of regulatory agencies or private parties could worsen this trend.  Such actions could force us to change the way we do business, to incur significant expense in litigation and compliance efforts, and could have a material adverse impact on us.

The fraud and abuse provisions of the Social Security Act and anti-kickback laws and regulations adopted in many states prohibit soliciting, paying, receiving or offering any compensation for making, or causing someone to make, referrals of patients, items or services in some circumstances. The Social Security Act also imposes significant penalties for false or improper Medicare and Medicaid billings. Many states have adopted similar laws applicable to any payor of health care services. We must also comply with federal laws such as the Health Insurance Portability Act of 1996 (which governs our participation in managed care programs) and the Food and Drug Administration Act (which regulates medical devices such as contact lenses). In addition, the Stark Self-Referral Law restricts referrals for Medicare or Medicaid covered services where the referring physician has a financial relationship with the service provider. In some cases, the rental of space constitutes a financial relationship under this law. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. Violations of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and in the case of federal laws, exclusion from the Medicare and Medicaid programs. These kinds of exclusions and penalties, if applied to us, could have a material adverse effect on our business, which could adversely affect the price of our common stock and our notes, and our ability to repay the notes.

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

Our retail business may suffer if we fail to keep sufficient licensed optometrists available in our vision centers, which may adversely affect our ability to repay our notes and the price of our common stock and notes.

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

An increasing percentage of patients receive health care coverage through managed care payors. As this trend continues, our success will increasingly depend on our ability to negotiate contracts with health maintenance organizations referred to as HMOs, employer groups and other private third party payors. We cannot assure you that we will be able to establish or maintain satisfactory relationships with managed care and other third party payors. Many managed care payors have existing provider structures in place that they may be unable or unwilling to change. Our inability to enter into arrangements with managed care payors in the future could have a material adverse affect on our business.

We have established a network of optometrists and other providers located in or adjacent to our stores in order to enhance our ability to contract with managed care payors for both professional services and retail eyewear supplies. Currently, approximately 12% of our revenues are received from managed care payors. We expect this percentage to increase in the future. Managed care contracts include a variety of reimbursement methods, such as capitation and fee for service or discounts. Our contracts with managed care companies on the one hand, and with networks of optometrists and other providers on the other, are subject to federal and state regulations, for example:

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

We believe that a weakening economy may cause an increase in the period of time between repurchases of our retail products by the average consumer, since customers may see replacement purchases of eyeglasses and contact lenses as non-essential. An extension of the repurchase cycle for our retail products would reduce the number of sales of our retail products. Lower sales of our retail products would reduce our revenues, which could adversely affect both our ability to pay off the notes and the price of our common stock and notes.

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

Our Articles of Incorporation, By-Laws and shareholder rights agreement contain provisions that make it more difficult to effect a change in control of the company, which may adversely affect the price of our common stock.

Provisions of our Articles of Incorporation and By-Laws could discourage tender offers or other transactions that would result in shareholders receiving a premium over the market price for our common stock. These include provisions:

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

Our shareholder rights agreement provides us with a defensive mechanism that decreases the risk that a hostile acquirer will attempt to take control of us without negotiating directly with our board of directors. It is meant to prevent an acquirer from gaining control of us by paying an inadequate price or by using coercive techniques. The shareholder rights agreement may discourage acquirers from attempting to purchase us, which may adversely affect the price of our common stock.

We may not have the ability to raise the funds necessary to finance the change of control repurchase contemplated by our indenture.

Upon some changes of control of the company, holders of our notes have the right to require us to repurchase all or a portion of the notes. If a change of control occurs, we cannot assure you that we will have sufficient funds to repurchase all of the notes tendered.

Our failure to repurchase tendered notes would be an event of default under our indenture. Changes of control are also restricted by, and constitute a default under, our credit facility. If the lender under our credit facility were to accelerate our obligations due to a default, it would have a priority claim to the proceeds from the sale of our assets that secure the credit facility.

Our adoption of “Fresh Start” accounting may make evaluating our financial position and results of operations, as compared to prior periods, more difficult.

Due to our emergence from bankruptcy pursuant to the Plan, we implemented “fresh start” accounting as of June 2, 2001. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values.  As a result, the consolidated financial statements for our reorganized company starting on and going forward from June 2, 2001 will not be comparable to our consolidated financial statements for the periods prior to June 2, 2001. The change in our accounting principles may make it more difficult to compare our operations to prior periods.

Our operating history since our emergence from bankruptcy may be insufficient to evaluate our financial condition based on our financial statements.

Our operating history since we emerged from bankruptcy is limited.  Our financial statements since the implementation of “fresh start” accounting may be insufficient to draw proper conclusions about our future ability to generate profits and to make payments on the notes.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001,the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.  SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002.  We do not believe that the adoption of these pronouncements will have a material impact on our financial statements.  The FASB also recently issued SFAS No. 143, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Statement No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset.  Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale.  We must adopt Statement No. 143 in 2003 and Statement No. 144 in 2002.  We believe that adopting these pronouncements will not have a material impact on our financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues. We applied the guidance in SAB 101 to our financial statements in 2000. The impact has been reflected as a cumulative effect adjustment to our consolidated financial statements resulting from a change in accounting principles.

In 1998, the FASB issued SFAS No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective in fiscal 2001. The Company has no derivatives.

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

Interest Rate Risk

The Company borrows long-term debt under our credit facility at variable interest rates. (See Note 8 to Consolidated Financial Statements.) We therefore incur the risk of increased interest costs if interest rates rise.  At December 29, 2001, the Company had no outstanding borrowings under its credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company are included as a separate section of this Report commencing on page F-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates by reference herein the section entitled “Election of Directors” in the Company’s Proxy Statement to be mailed to shareholders in connection with the Company’s 2002 annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates by reference herein the section entitled “Compensation of Executive Officers” in the Company’s Proxy Statement to be mailed to shareholders in connection with the Company’s 2002 annual meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference herein the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be mailed to shareholders in connection with the Company’s 2002 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company made rent payments of approximately $80,000 for the St. Cloud laboratory/distribution facility, which is owned by Myrel Neumann, a current director of the Company.  The Company paid insurance premiums of approximately $443,000 in 2000 for insurance policies purchased through an agency in which J. Smith Lanier, II, a director of the Predecessor Company during 2000, has a substantial ownership interest. The Audit Committee (which has ratified the purchase of insurance by the Company from this insurance agency) and management of the Company believe that these premiums and rent payments are comparable to those which could have been obtained from unaffiliated companies.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) The Consolidated Financial Statements and Schedule of the Company and its subsidiaries are filed as a separate section of this Report commencing on page F-1.

(3) We have filed or incorporated by reference the following exhibits:

Exhibit
Number     Description

2.1 – First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries, dated April 13, 2001, incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2001.

2.2 – Modification to First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries and First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, Filed by Frame-N-Lens Optical, Inc.; Midwest Vision, Inc.; New West Eyeworks, Inc., and Certain of Their Debtor Subsidiaries, dated May 17, 2001, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2001.

3.1 – Amended and Restated Articles of Incorporation of the Company, dated April 8, 1992, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 9, 2001.

3.2  – Amended and Restated By-Laws of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

4.1  – Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 9, 2001.

4.2  – Rights Agreement dated as of January 17, 1997 between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

4.3 – Amendment to Rights Agreement, dated as of March 1, 1998, between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 24, 1998.

4.4 – Indenture, dated as of June 15, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit TC3 to the Company’s Application for Qualification of Indenture on Form T-3 filed with the SEC on May 31, 2001.

4.5 – First Amendment of Indenture, dated as of July 6, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 9, 2001.

4.6 – Registration Rights Agreement, dated as of May 31, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.8 to the Company’s Amendment to Quarterly Report on Form 10-Q/A filed with the SEC on August 22, 2001.

4.7 – Amendment to Registration Rights Agreement, dated as of August 7, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.9 the Company’s Amendment to Quarterly Report on Form 10-Q/A filed with the SEC on August 22, 2001.

4.8 – Lock-Up Agreement, dated May 31, 2001, between Scudder High Yield Series – Scudder High Yield Fund and the Company.*

4.9 – Lock-Up Agreement, dated May 31, 2001, between U.S. Bancorp Investments, Inc. and the Company.*

4.10 – Second Amendment of Indenture, dated as of December 7, 2001, between the Company and State Street Bank and Trust Company, as trustee.

10.1 – Sublease Agreement, dated December 16, 1991, by and between Wal-Mart Stores, Inc. and the Company, incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

10.2 – Form indemnification agreement for directors and executive officers of the Company, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

10.3 – Vision Center Master License Agreement, dated as of June 16, 1994, by and between Wal-Mart Stores, Inc. and the Company, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 1994. [Portions of Exhibit 10.3 have been omitted pursuant to an order for confidential treatment granted by the Commission. The omitted portions have been filed separately with the Commission.]

10.4++ – Split Dollar Life Insurance Agreement, dated as of November 3, 1994, among the Company, A. Kimbrough Davis, as Trustee, and James W. Krause, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1994.

10.5++ – Level IV Management Incentive Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1994.

10.6 – Agreement dated as of November 23, 1995 by and between Mexican Vision Associates Operadora, S. de R.L. de C.V. and Wal-Mart de Mexico, S.A. de C.V. in original Spanish and an uncertified English translation, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 30, 1995. [Portions of Exhibit 10.6 have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed separately with the Commission.]

10.7++ – Executive Relocation Policy, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 30, 1996.

10.8++ – Restated Stock Option and Incentive Award Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 29, 1996.

10.9++ – First Amendment to Restated Stock Option and Incentive Award Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 29, 1997.

10.11++ – Form Restricted Stock Award, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 29, 1997.

10.12++ – Restated Non-Employee Director Stock Option Plan, incorporated by reference to the Company’s Form 10-Q filed on June 28, 1997.

10.18 – Loan and Security Agreement dated as of May 30, 2001, between the Company and Fleet Capital Corporation, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

21 – Subsidiaries of the Registrant, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000.

23.1** – Consent by Arthur Andersen LLP.

99** – Letter Pursuant to Temporary Note 3T.

** Filed with this Form 10-K.

++ Management contract or compensatory plan or arrangement in which a director or named executive officer participates.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

NATIONAL VISION, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
FOR THE SEVEN MONTHS ENDED DECEMBER 29, 2001,
THE FIVE MONTHS ENDED JUNE 2, 2001, AND
FOR THE YEARS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
TOGETHER WITH AUDITORS’ REPORT

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1 and to Item 14(a)2, respectively.

Page

Report of Independent Public Accountants	F-2

Consolidated Balance Sheets as of December 29, 2001 and
December 30, 2000	F-3

Consolidated Statements of Operations for the Seven Months ended
December 29, 2001, the Five Months ended June 2, 2001, and the
Years Ended December 30, 2000 and January 1, 2000	F-4

Consolidated Statements of Shareholders’ Equity / (Deficit)
for the Seven Months Ended December 29, 2001, the Five Months
Ended June 2, 2001, and the Years Ended December 30, 2000 and
January 1, 2000	F-5

Consolidated Statements of Cash Flows for the Seven Months Ended
December 29, 2001, the Five Months Ended June 2, 2001, and the
Years Ended December 30, 2000 and January 1, 2000	F-6

Notes to Consolidated Financial Statements	F-7

Schedule II, Valuation and Qualifying Accounts	F-31

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the notes to consolidated financial statements and, therefore, have been omitted.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To National Vision, Inc. and Subsidiaries:

We have audited the accompanying balance sheets of NATIONAL VISION, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 29, 2001 (Successor Company) and Vista Eyecare, Inc. as of December 30, 2000 (Predecessor Company) and the related consolidated statements of operations, shareholders’ equity/(deficit) and cash flows for the seven months ended December 29, 2001 (Successor Company), the five months ended June 2, 2001 (Predecessor Company), and for the years ended December 30, 2000 and January 1, 2000 (Predecessor Company).  These financial statements and schedule referred to below are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3, effective May 31, 2001, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court for the Northern District of Georgia and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values.  Accordingly, the consolidated financial statements for periods subsequent to the reorganization are not comparable to the consolidated financial statements presented for prior periods.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Vision, Inc. and subsidiaries as of December 29, 2001 and of Vista Eyecare, Inc. and subsidiaries as of December 30, 2000, and the results of their operations and their cash flows for the seven months ended December 29, 2001, the five months ended June 2, 2001, and for the years ended December 30, 2000 and January 1, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule of valuation and qualifying accounts listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

 /s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 25, 2002

NATIONAL VISION, INC.
CONSOLIDATED BALANCE SHEETS
December 29, 2001 and December 30, 2000
(In thousands, except share information)

	Successor		Predecessor
	2001		2000

CURRENT ASSETS:		|
Cash and cash equivalents	$9,846	|	$8,066
Accounts receivable (net of allowance: 2001 - $2,377; 2000 - $5,744)	3,939	|	10,119
Inventories	18,621	|	31,478
Other current assets	636	|	1,590
		|
Total current assets	33,042	|	51,253
		|
		|
PROPERTY AND EQUIPMENT:		|
Equipment	17,731	|	47,187
Furniture and fixtures	6,878	|	23,272
Leasehold improvements	6,008	|	18,664
Construction in progress	1,061	|	540
		|
	31,678	|	89,663
Less accumulated depreciation	(6,996)	|	(60,092)
		|
Net property and equipment	24,682	|	29,571
		|
		|
OTHER ASSETS AND DEFERRED COSTS		|
(net of accumulated amortization: 2001 - $2,286; 2000 - $4,833)	1,561	|	9,679
DEFERRED INCOME TAX ASSET	385	|	385
INTANGIBLE VALUE OF CONTRACTUAL RIGHTS		|
(net of accumulated amortization: 2001 - $4,370)	109,246	|	–
		|
	$168,916	|	$90,888
		|
		|
LIABILITIES AND SHAREHOLDERS’ EQUITY / (DEFICIT)		|
		|
LIABILITIES NOT SUBJECT TO COMPROMISE:		|
		|
CURRENT LIABILITIES:		|
Accounts payable	$3,935	|	$783
Accrued expenses and other current liabilities	25,695	|	19,693
Current portion of other long-term debt and capital lease obligations	12	|	–
Revolving credit facility and term loan	–	|	12,911
		|
Total current liabilities	29,642	|	33,387
		|
		|
SENIOR NOTES	120,000	|	–
		|
LIABILITIES SUBJECT TO COMPROMISE (See Note 4)	–	|	170,824
		|
COMMITMENTS AND CONTINGENCIES (See Note 10)	–	|	–
		|
SHAREHOLDERS’ EQUITY / (DEFICIT):		|
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	–	|	–
Common stock, $0.01 par value, 100,000,000 shares authorized; 21,169,103		|
shares issued and outstanding as of December 30, 2000 (Predecessor)	–	|	211
Common stock, $0.01 par value; 10,000,000 shares authorized, 5,000,000		|
shares issued and outstanding (Successor)	50	|	–
Additional paid-in capital	24,940	|	47,387
Retained deficit	(5,860)	|	(156,848)
Accumulated other comprehensive income / (loss)	144	|	(4,073)
		|
Total shareholders’ equity / (deficit)	19,274	|	(113,323)
		|
	$168,916	|	$90,888
		|

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the seven months ended December 29, 2001,
the five months ended June 2, 2001, and for
the years ended December 30, 2000 and January 1, 2000
(In thousands, except per share information)

	Successor	|	Predecessor
		|
		|		Years Ended
	Seven Months ending December 29, 2001	| |	Five Months ending June 2, 2001	December 30, 2000	January 1, 2000
		|
		|
Net sales	$135,543	|	$120,557	$307,694	$329,055
Cost of goods sold	61,488	|	54,761	143,458	147,768
		|
		|
Gross profit	74,055	|	65,796	164,236	181,287
Selling, general & administrative expense	71,526	|	64,977	166,364	177,162
Impairment of long-lived assets	–	|	–	2,684	1,952
Restructuring expense	–	|	–	1,601	–
		|
		|
Operating income / (loss)	2,529	|	819	(6,413)	2,173
Interest expense, net	8,389	|	1,150	7,723	19,329
		|
		|
Loss before reorganization items and taxes	(5,860)	|	(331)	(14,136)	(17,156)
Reorganization expense/ (gain) (See Note 4)	–	|	(96,472)	121,539	–
		|
		|
(Loss) / earnings before taxes, extraordinary item and		|
cumulative effect of a change in accounting principle	(5,860)	|	96,141	(135,675)	(17,156)
Income tax expense	–	|	–	–	–
		|
		|
Net earnings / (loss) before extraordinary item and		|
cumulative effect of a change in accounting principle	(5,860)	|	96,141	(135,675)	(17,156)
		|
Extraordinary (loss) / gain, net (See Note 9)	–	|	17,182	(827)	(406)
Cumulative effect, net (See Note 2)	–	|	–	(3,378)	–
		|
		|
Net earnings / (loss)	$(5,860)	|	$113,323	$(139,880)	$(17,562)
		|
		|
Basic and diluted earnings / (loss) per share:		|
Earnings / (loss) before extraordinary item		|
and cumulative effect	$(1.17)	|	$4.54	$(6.41)	(0.81)
Extraordinary (loss) / gain, net	–	|	0.81	(0.04)	(0.02)
Cumulative effect, net	–	|	–	(0.16)	–
		|
		|
Net earnings / (loss) per share	$(1.17)	|	$5.35	$(6.61)	$(0.83)
		|

Pro Forma amounts as if the new revenue recognition policy was applied retroactively (See Note 2):

Net loss before extraordinary item	$(17,239)
Net loss	$(17,645)

Net loss per share – basic and diluted:
Net loss before extraordinary item	$(0.82)
Net loss	$(0.84)

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / (DEFICIT)
For the seven months ended December 29, 2001,
the five months ended June 2, 2001, and for
the years ended December 30, 2000 and January 1, 2000
(In thousands, except share information)

	Common Stock		Additional Paid-in	Retained Earnings/	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income / (loss)	Income	Total

Predecessor Company:
BALANCE, January 2, 1999	21,166,612	$211	$47,195	$594	$(4,073)		$43,927
Restricted stock			136				136
Exercise of stock options	12,491		56				56
Net loss				(17,562)		$(17,562)	(17,562)

Comprehensive income						$(17,562)

BALANCE, January 1, 2000	21,179,103	211	47,387	(16,968)	(4,073)		26,557
Cancellation of shares	(10,000)
Net loss				(139,880)		$(139,880)	(139,880)

Comprehensive income						$(139,880)

BALANCE, December 30, 2000	21,169,103	211	47,387	(156,848)	(4,073)		(113,323)
Net income through June 2, 2001				113,323		$113,323	113,323

Comprehensive income						$113,323
Elimination of prior equity	(21,169,103)	(211)	(47,387)	43,525	4,073		–

BALANCE, June 2, 2001	0	$–	$–	$–	$–		$–

Successor Company:
Distribution of new common
shares – June 2, 2001	5,000	$50	$24,950	$–	$–		$25,000
Stock issuance costs			(10)				(10)
Net loss
June 3 – December 29, 2001				(5,860)		$(5,860)	(5,860)
Cumulative translation adjustment					144	144	144

Comprehensive income						$(5,716)

BALANCE, December 29, 2001	5,000	$50	$24,940	$(5,860)	$144		$19,274

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the seven months ended December 29, 2001,
the five months ended June 2, 2001, and for
the years ended December 30, 2000 and January 1, 2000
(In thousands)

	Successor	|	Predecessor
		|
	Seven Months ended December 29, 2001	| | |	Five Months ended June 2, 2001	Year ended December 30, 2000	Year ended January 1, 2000
Cash flow from operating activities:		|
Net income / (loss)	$(5,860)	|	$113,323	$(139,880)	$(17,562)
Adjustments to reconcile cash to net income / (loss):		|
Depreciation & amortization	11,425	|	4,808	17,526	18,602
Impairment of long-lived assets	–	|	–	2,684	1,952
Restructuring reserve	–	|	–	1,601	–
Reorganization items	–	|	17,791	121,539	–
Cumulative effect	–	|	–	3,378	–
Fresh start adjustments	–	|	(114,263)	–	–
Extraordinary item	–	|	(17,182)	827	406
Other	379	|	(84)	1,181	(459)
Changes in operating assets & liabilities		|
Accounts Receivable	636	|	2,777	(1,480)	(281)
Inventories	1,245	|	1,440	5,026	(2,703)
Other current assets	142	|	597	1,171	138
Accounts payable	2,187	|	1,210	9,351	(1,733)
Accrued expenses and other current liabilities	(5,341)	| |	(853)	(4,335)	(2,069)
		|
Total adjustments	10,673	|	(103,760)	158,469	13,853
		|
Net cash provided by / (used in) operating activities	4,813	|	9,564	18,589	(3,709)
		|
		|
Cash flow from investing activities:		|
Proceeds from sale of property & equipment	–	|	5,656	–	955
Purchase of property & equipment	(2,750)	|	(2,084)	(5,379)	(12,704)
		|
Net cash (used in) / provided by investing activities	(2,750)	|	3,572	(5,379)	(11,749)
		|
Cash flow from financing activities:		|
Advances on revolver	112,855	|	125,063	305,751	79,238
Payments on revolver	(115,855)	|	(134,975)	(312,132)	(65,946)
Deferred financing costs	(286)	|	(125)	(715)	(811)
Stock issuance costs	(10)	|	–	–	–
Proceeds from exercise of stock options	–	|	–	–	56
Principal payments on other long-term debt	(86)	|	–	(934)	(1,265)
		|
Net cash (used in) / provided by financing activities	(3,382)	|	(10,037)	(8,030)	11,272
		|
		|
Net (decrease) / increase cash	(1,319)	|	3,099	5,180	(4,186)
Cash, beginning of period	11,165	|	8,066	2,886	7,072
		|
		|
Cash, end of period	$9,846	|	$11,165	$8,066	$2,886
		|

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL VISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

National Vision, Inc. formerly known as Vista Eyecare, Inc. (the Company) is engaged in the retail sale of optical goods and services. The Company is largely dependent on Wal-Mart Stores, Inc. (Wal-Mart) for continued operation of vision centers which generate a significant portion of the Company’s revenues (See Note 6).

 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December 31.  Pursuant to such calendar, financial information for fiscal 2001, 2000 and 1999 is presented for the respective 52-week periods.  Due to various statutory and other considerations, international operations do not operate on this 52/53 week calendar. To allow for more timely consolidation and reporting, international operations are reported using a fiscal year ending November 30.

Certain amounts in the financial statements have been reclassified to conform to the current year presentation.

Fresh Start Accounting

 Upon emergence from bankruptcy, the Company adopted “fresh start” accounting.  As a result, all assets and liabilities were restated to reflect their respective fair values.  The consolidated financial statements after emergence are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements of the pre-confirmation company (the “Predecessor”).  A black line has been drawn in the financial statements to distinguish Predecessor and Successor Company results. (See Note 3 – “Bankruptcy Proceedings and Fresh Start Adjustments.”)

The Company’s plan of reorganization in the Chapter 11 Cases provides that, as claims of creditors are resolved, the Company will make periodic distributions of its new common stock and notes.  As of March 1, 2002, the Company has made 5 such distributions, for a total of 4,190,216 shares of new common stock and $100.9 million face amount of new notes.  The balance of 809,784 shares of new common stock and $19.1 million face amount of new notes are part of a disputed claim reserve with the Company’s outside trustees and will be distributed as and when disputed claims are resolved.  Because the disputed claim reserve resides with third-party trustees, the common stock and senior notes remaining in the disputed claim reserve are considered issued and outstanding for accounting purposes.  Interest expense on the senior notes remaining in the claim reserve are accrued for and paid to the trustee for ultimate distribution to claimholders when disputed claims are resolved.

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues. Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received. In response to SAB 101, the Company is required to recognize revenue upon delivery of the product. The amount of cash received at the time the customer’s order is placed is recorded as a customer deposit liability and is presented within accrued liabilities. The effect of this change in accounting principle was applied cumulatively as of the beginning of 2000 and totaled $3.4 million, net of taxes.

Cash and Cash Equivalents

The Company considers cash on hand and short-term cash investments to be cash and cash equivalents. The Company’s policy is to maintain uninvested cash at minimal levels. Cash includes cash equivalents which represent highly liquid investments with a maturity of one month or less. The Company restricts investment of temporary cash investments to financial institutions with high credit standings.

Receivables Under Reimbursement Plans

Managed care accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Substantially all of the Company’s receivables are due from health care plans and programs located throughout the United States.  Estimates of our allowance for uncollectible receivables are based on our historical collection experience, historical and current operating, billing and collection trends and a percentage of our receivables by aging category.

Inventories

Inventories are valued at the lower of weighted average cost or market. Market represents the net realizable value.

Property and Equipment

Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the assets’ estimated useful lives or terms of the related leases, whichever is shorter. Accelerated depreciation methods are used for income tax reporting purposes. For financial reporting purposes, the useful lives used for computation of depreciation range from five to ten years for equipment, from three to nine years for furniture and fixtures, from three to six years for hardware and software related to information systems processing, and from five to nine years which approximate the remaining lease term for leasehold improvements. At the time property and equipment are retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income. Periodically, the Company evaluates the net book value of property and equipment for impairment. This evaluation is performed for retail locations and compares management’s best estimate of future cash flows with the net book value of the property and equipment.  Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized.

Balance Sheet Financial Instruments: Fair Values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for revolving credit facility and term loan approximates fair value because the underlying instruments have variable rates that reprice frequently.

Liabilities subject to compromise refers to liabilities incurred prior to the commencement of the Chapter 11 Cases (See Note 4). The settlement of these liabilities was determined in a court-approved plan of reorganization. In May 2001, the Company’s plan of reorganization became effective, resulting in the settlement of these liabilities at less than 100% of face value. No adjustment to these liabilities was made in the December 30, 2000 consolidated financial statements as the plan of reorganization had yet to be approved.

The Company is party to letters of credit totaling $3.5 million and $4.5 million at December 29, 2001 and December 30, 2000, respectively. In the Company’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required. Therefore, management is of the opinion that the fair value of these instruments is zero.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the large number of individuals and entities comprising the Company’s customer base.

Intangible Value of Contractual Rights

In the allocation of the reorganization value, the Company’s tangible and intangible assets were recorded at their assumed fair value.  Intangible value of contractual rights, approximately $113.6 million, was established as part of fresh start accounting and will be amortized over 15 years using the straight-line method.  This intangible asset represents the value of the Company’s lease agreement and the business relationship developed with Wal-Mart.  (See Fresh Start Accounting at Note 3.)

Income Taxes

Deferred income taxes are recorded using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes are provided for depreciation, inventory basis differences, and accrued expenses where there is a temporary difference in recording such items for financial reporting and income tax reporting purposes.  Before, during and after the bankruptcy process, the Company incurred significant net operating losses (“NOL”) that result in tax loss carry-forwards.  A portion of these carry-forwards are subject to limitations under section 382 of the Internal Revenue Code.

We record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes.  Due to the size of the NOL carry-forward in relation to our history of unprofitable operations and the continuing uncertainties surrounding the profitability of our ongoing retail businesses, we have not recognized any of this net deferred tax asset.  We currently provide for income taxes only to the extent that we expect to pay cash taxes for current income.

Accounting for Stock Options

The Company applies the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  Stock Option awards continue to be accounted for in accordance with APB Opinion No. 25.  In October 2001, the Company granted stock options to eligible employees.  Because the number of shares to be issued and the per share strike price are not subject to uncertainty, this stock option plan qualifies for fixed accounting treatment.  As a result, the Company does not record compensation expense in connection with the granting of stock options.

Other Assets and Deferred Costs

Other assets and deferred costs include capitalized financing costs which are being amortized on a straight line basis over periods from one to seven years to correspond with the terms of the underlying debt. In addition, certain capitalized assets resulting from contractual obligations are included and are being amortized on a straight line basis over periods of up to five years.

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

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52).  Assets and liabilities of our foreign operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period.  Translation gains or losses are deferred in accumulated other comprehensive income, a separate component of shareholders’ equity.  Transaction gains and losses have been immaterial in the periods presented.

Derivative Instruments and Hedging Activities

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The Company’s adoption of SFAS No. 133 in 2001 had no impact on the Company’s financial statements as the Company did not hold derivative instruments, nor participate in hedging activities during the reporting period.

Other Comprehensive Income

Other comprehensive income is defined as net income and other changes in stockholders’ equity from transactions other than those involving stockholders and net income.  The Company’s only source of other comprehensive income is the cumulative translation adjustment from its operations in Mexico.  The Predecessor Company’s other comprehensive income was eliminated as part of fresh-start accounting on June 2, 2001.  The Successor Company’s total comprehensive income for the seven months ended December 29, 2001 totalled a loss of $5.7 million, including $144,000 of cumulative translation gains.  The Company has recorded a valuation allowance against the tax benefit, thus there is no tax effect on other comprehensive income.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying the Company’s consolidated financial statements.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

3. BANKRUPTCY PROCEEDINGS AND FRESH START ADJUSTMENTS

On April 5, 2000, the Company and ten of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions with the United States Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 (the “Chapter 11 Cases”).  In March 2001, the Debtors filed a plan of reorganization (the “Plan”) for the Chapter 11 Cases.  The Plan was subsequently accepted by the required percentage of creditors entitled to vote on the Plan and was confirmed by the bankruptcy court by its order entered on May 18, 2001.  On May 31, 2001, after securing a new revolving credit facility with Fleet Capital Corporation, the Company emerged from bankruptcy.

The Plan provided for the conversion of the Company’s pre-petition unsecured claims into new secured notes and common stock.  The secured notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September, and are subordinated to debt under the Company’s credit facility.  The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted for existing cash balances, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001.  The principal repayments are to be made by the end of the second month subsequent to the measurement date.  Five million shares of new common stock, par value $0.01, were issued based on the Company’s reorganization value .  Under the Plan, former shareholders received no value for their interests.  Consequently, all Predecessor common stock securities were cancelled.

The gain on cancellation of indebtedness aggregated $17.2 million and has been treated as an extraordinary item in the accompanying Condensed Consolidated Statements of Operations for the period ended June 2, 2001.

At December 29, 2001, $19.1 million of the new notes and approximately 810,000 shares of new common stock were not distributed to creditors whose claims were disputed.  The interests of creditors whose claims were not resolved upon the Company’s emergence from Chapter 11, were provided for in the Company’s disputed claim reserve.  In accordance with the Plan, the notes and equity are effectively held in trust for the benefit of the creditors, and will be appropriately distributed upon resolution of disputed claims.  Any balance remaining in the disputed claims reserve, upon resolution of all claims, will be distributed pro rata to all creditors.

In accounting for the effects of the reorganization, the Company adopted “fresh start” accounting principles as contained in the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7).  SOP 90-7 was applicable because pre-reorganization shareholders received none of the Company’s new common stock and the reorganization value of the assets of the Successor company was less than the total pre-petition liabilities allowed plus post-petition liabilities.

“Fresh Start” accounting principles require that we determine the reorganization value of the reorganized Company.  The Company’s reorganization value was developed by the Company, the Official Committee of Unsecured Creditors and their respective financial advisors.  The reorganization value was based on a calculation of the present value of the free cash flows under the Company’s financial projections, including an assumption of a terminal value. Such projections were submitted to the bankruptcy court and to creditors for review and objection as part of the Company’s disclosure statement accompanying the Plan.

In the allocation of the reorganization value, the Company’s tangible and intangible assets were recorded at their assumed fair value.  Intangible Value of Contractual Rights, approximating $113.6 million, was established as part of fresh start accounting and will be amortized over 15 years using the straight-line method.  This intangible asset represents the value of the Company’s lease agreement and the business relationship developed with Wal-Mart.

Changes to the fair value of the Company’s identifiable assets totaled $114.3 million.  This amount was recognized as a gain in the Predecessor’s statement of operations and is detailed below: (amounts in thousands)

Increase /(Decrease)
Inventory	$(700)
Property, plant and equipment, net	1,942
Other assets	(586)
Intangible value of contractual rights	113,607

Total fair value adjustments	$114,263

The application of fresh start accounting on the Predecessor company’s June 2, 2001 balance sheet is as follows: (amounts in thousands)

Predecessor	Successor
Before Fresh Start June 2, 2001	Extinguish- ment of debt	New issuance Notes / Stock	Fair value adjustments	Reorganized Balance Sheet June 2, 2001

Cash & cash equivalents	$ 11,165							$ 11,165
Accounts receivable	4,575							4,575
Inventory	20,566					(700)	(e)	19,866
Other current assets	778							778

Total current assets	37,084	–		–		(700)		36,384

Property and equipment
Gross property and equipment	89,599					(60,914)		28,685
Accumulated depreciation	(62,856)					62,856		–

Property and equipment, net	26,743	–		–		1,942	(f)	28,685

Other assets and deferred costs	9,551	(7,063)	(a)			(586)	(g)	1,902
Deferred tax asset	385							385
Intangible value of contractual rights	–					113,607	(h)	113,607

Total assets	$ 73,763	(7,063)		–		114,263		$ 180,963

Liabilities not subject to compromise:
Current liabilities
Accounts payable	$ 1,858							$ 1,858
Accrued expenses	28,708	2,300	(b)					31,008

Total current liabilities	30,566	2,300		–		–		32,866

Revolving credit facility	3,000							3,000
Senior notes	–			120,000	(d)			120,000
Other debt	–	97	(b)					97

Liabilities subject to compromise	171,642	(171,642)	(b)

Shareholders’ equity / (deficit)
Common stock	211			50	(d)	(211)	(i)	50
Additional paid-in capital	47,387			24,950	(d)	(47,387)	(i)	24,950
Retained earnings / (deficit)	(174,970)	17,182	(c)			157,788	(i)	–
Cumulative translation adjustment	(4,073)					4,073	(i)	–

Total shareholders’ equity / (loss)	(131,445)	17,182		25,000		114,263		25,000

Total liabilities and shareholders’ equity	$ 73,763	(152,063)		145,000		114,263		$ 180,963

(a)     Elimination of deferred financing costs associated with the senior notes being cancelled as part of the plan of reorganization.

(b)     Elimination of pre-petition liabilities.  Cash claims of $2.3 million were accrued as well as assumed capital leases totaling
          $97,000.

(c)     Gain on extinguishment of debt is calculated as follows: (amounts in thousands)

Liabilities subject to compromise	$169,245
Deferred financing costs related to cancelled senior notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$17,182

(d)     Issuance of new senior notes, totaling $120 million, and the issuance of 5,000,000 shares of new common stock with par value of $0.01.  The reorganization value was derived from a recovery analysis filed in the bankruptcy court in connection with the Plan.  The components of the reorganized value are shown below: (amounts in thousands)

Reorganized value:
New Debt	$120,000
New Equity	25,000

Reorganization value	$145,000

(e)	Reduction of inventory for a change in accounting policy related to the capitalization of freight costs and certain business supplies.
(f)	Net increase in fixed assets is the result of fair value adjustments increasing equipment by approximately $3.4 million and decreasing certain leaseholds and furniture and fixtures by $1.5 million.
(g)	Elimination of all intangibles with the exception of the California HMO licenses.
(h)

Establishment of Intangible value of contractual rights to be amortized over 15 years using the straight-line method. This intangible asset represents the value of the Company’s lease agreement and the business relationship developed with Wal-Mart.

(i)	Elimination of Predecessor Company equity.

4. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION EXPENSE / (GAIN)

As part of fresh start accounting, liabilities subject to compromise in the amount of $169 million were exchanged for new notes and common stock as part of the discharge of debt in the bankruptcy.  These liabilities are identified below: (amounts in thousands)

	June 2, 2001	December 30, 2000

Accounts payable	$27,830	$25,856
Accrued expenses and provision for rejected contracts	2,359(a)	5,859
Senior notes net of discount, including accrued interest	131,356	131,266
Other long-term debt and capital lease obligations	7,700(b)	7,843

	$169,245	$170,824

(a)    This amount is net of an accrual for claims to be paid in cash of approximately $2.3 million.

(b)    This amount is net of $97,000 worth of capital leases assumed to continue after emergence from bankruptcy.

In accordance with SOP 90-7, the Predecessor Company recorded all transactions incurred as a result of the Chapter 11 Cases as reorganization items.  The table below summarizes these items: (amounts in thousands)

	Five Months Ended June 2, 2001	Twelve Months Ended December 30, 2000

Fresh start adjustments	$ (114,263)	$ --
Impairment of goodwill	--	100,805
Impairment of fixed assets	33	12,000
Provision for rejected leases	1,592	1,920
Loss on sale of freestanding division	9,688	--
Other store closing costs	532	670
Professional fees	2,008	3,421
Retention plan	3,231	2,173
Interest income	(127)	(144)
Letter of credit reserve on DIP Facility (see Note 8)	197	--
Other reorganization items	637	694

Total reorganization (gain) / expense	$ (96,472)	$ 121,539

                     The loss on sale of the freestanding division of $9.7 million was due to:

  impairments of certain assets not acquired by the buyer,
  accrued costs for freestanding employees for severance and health care costs for periods after the sale, and other contracted expenses for which the Company will receive no future benefit.

The following represents activity in the restructuring and reorganization provisions during 2001.  This amount includes an estimate for disputed claims that are expected to be paid in cash in 2002 (amounts in thousands).

				Other adjustments,
	Balance at	Charged to		including	Accrued at
	December 30, 2000	Expense	Paid	Fresh-start accounting	December 29, 2001

Restructuring and
reorganization items	$4,727	$9,889	$(9,726)	$(2,670)	$2,220

5. DISPOSITION OF FREESTANDING OPERATIONS

On April 20, 2001, the Predecessor Company completed the sale of its freestanding retail operations to Vista Acquisition LLC (the “Buyer”).  We received consideration of approximately $7.0 million, consisting of $5.7 million in cash and a $1.3 million note receivable.  The note receivable was fully reserved at the time of the sale, due to the low probability of collection.  The assets sold consisted primarily of furniture, fixtures and inventory at approximately 200 freestanding locations and inventory and equipment at the Fullerton, California laboratory/distribution center.

In a related transaction, the Company agreed to sell to the Buyer its interest in a subsidiary for a $1.0 million note receivable.  This subsidiary owns a portion of the equipment in approximately half of the freestanding locations sold.  The net book value of the assets of this subsidiary were fully impaired at the sale of the freestanding operations to reflect their net realizable value.  For purposes of the unaudited pro forma financial information, these transactions have been combined.

Pro forma unaudited financial results of the Predecessor Company are presented below, as if the freestanding operations were disposed of at the beginning of the periods presented.  The freestanding operations were disposed of in April of 2001 prior to the Company’s emergence from bankruptcy.  Accordingly, no pro forma information is provided for the Successor Company.  The pro forma results presented include certain adjustments and estimates by management.  The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company without the freestanding operations.

	Five months ended June 2, 2001			Twelve months ended December 30, 2000

	As reported	Adjustments	Pro forma	As reported	Adjustments	Pro forma

Net sales	$120,557	$(18,215)	$102,342	$307,694	$(60,779)	$246,915
Gross profit	65,796	(9,051)	56,745	164,236	(30,755)	133,481
Operating income /(loss)	819	4,026	4,845	(6,413)	19,906	13,493

The above pro forma information is intended to represent the Company’s consolidated operations excluding the freestanding operations sold or closed during the bankruptcy proceedings.  It does not exclude other operations that we actually closed and disposed of during the bankruptcy proceedings, including the Sam’s Club stores and Meijer Thrifty Acres stores.  As such, the pro forma information is not necessarily indicative of the future financial results of the Company’s ongoing operations.  Historical pro forma results of operations for the Company’s ongoing businesses are presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

6. WAL-MART MASTER LICENSE AGREEMENT AND OTHER AGREEMENTS

Wal-Mart Agreement

We operate 400 vision centers in domestic Wal-Mart stores, all of which operate pursuant to a master license agreement.  These units generated approximately 83% of our revenue in 2001 and represent the most profitable of the Company’s host retail operations measured as a percent of sales.  In 1994, the Company and Wal-Mart replaced their original agreement with a new master license agreement (the Wal-Mart Agreement), which increased minimum and percentage license fees payable by the Company and also granted the Company the opportunity to operate up to 400 vision centers in existing and future Wal-Mart stores (400 vision centers were in operation under the Wal-Mart Agreement at fiscal year end 2001). In January 1995, the Company made a lump sum payment in exchange for such opportunity. The payment is being amortized over the initial term of the vision centers opened subsequent to January 1, 1995. Each vision center covered by the Wal-Mart Agreement has a separate license. Pursuant to the Wal-Mart Agreement, the term of each such license is nine years with a renewable option for one additional three-year term. Percentage license fees remain the same over the nine-year base term and three- year option term, whereas minimum license fees increase during the three-year option term.

Mexico Agreement

In 1994, the Company opened 8 vision centers in stores owned and operated by Wal-Mart de Mexico, S.A. de C.V. (Wal-Mart de Mexico). In 1995, the Company completed the negotiation of a master license agreement governing these vision centers. Pursuant to this agreement, each vision center has an individual base term of five years from the date of opening, followed by two options (each for two years), and one option for one year. Each party has the right to terminate a location which fails to meet specified sales levels. The agreement provides for annual fees based on a minimum and percentage of sales. The agreement also gives the Company a right of first refusal to open vision centers in all stores in Mexico owned by Wal-Mart de Mexico. As of December 29, 2001, the Company operated 35 vision centers in Wal-Mart de Mexico stores.

Fred Meyer

The Company operates 55 leased vision centers in stores owned by Fred Meyer pursuant to a master license agreement. The agreement provides for minimum and percentage rent and other customary terms and conditions. The term of the agreement is for five years (expiring December 31, 2003), with a five-year option.

7. INVENTORY

The Company classifies inventory as finished goods if such inventory is readily available for sale to customers without assembly or value added processing. Finished goods include contact lenses, over the counter sunglasses and accessories. The Company classifies inventory as raw materials if such inventory requires assembly or value added processing. This would include grinding a lens blank, cutting the lens in accordance with a prescription from an optometrist, and fitting the lens in a frame. Frames and uncut lens are considered raw materials. A majority of the Company’s sales represent custom orders; consequently, the majority of the Company’s inventory is classified as raw materials.

Inventory balances, by classification, may be summarized as follows: (amounts in thousands)

	Successor	|	Predecessor
	2001	|	2000
		|
		|
Raw materials	$12,262	|	$22,175
Finished goods	5,868	|	8,153
Supplies	491	|	1,150
		|
	$18,621	|	$31,478
		|

8. LONG-TERM DEBT

Exit Facility

In May 2001, the Company’s secured revolving credit facility with Foothill Capital expired and was replaced with a senior secured revolving Credit Facility (the “Exit Facility”) from Fleet Capital Corporation.  The Exit Facility has a term of three years, bears interest at the prime rate plus 0.25% per annum or at LIBOR plus 2.5%, and provides availability of an estimated $9.4 million, subject to borrowing base limitations and inclusive of letter of credit requirements. The Exit Facility contains various restrictive covenants and requires us to maintain minimum EBITDA standards and a minimum fixed charge coverage ratio of 1.0 to 1.0.  The Company paid $275,000 in commitment fees related to the Exit Facility in 2001.  At December 29, 2001, the Company had no outstanding borrowings under the Exit Facility and $1.7 million of unused availability.  The Company believes that the Exit Facility should provide it with adequate liquidity to conduct its operations during 2002.

Debtor-in-Possession Financing

On May 9, 2000, the Bankruptcy Court approved an order permitting the Company to enter into a $25 million debtor-in-possession credit facility with Foothill Capital Corporation (the DIP Facility). The DIP Facility (which replaced the Company’s prior secured credit facility with Foothill Capital Corporation) consisted of a $12.5 million term loan and $12.5 million revolving credit facility. The Company paid professional fees, organization fees and waiver fees of $500,000 to convert the previous Foothill Credit Facility to the DIP Facility.  The DIP Facility expired on May 31, 2001.

Senior Notes

As part of the Company’s Plan of Reorganization, the Predecessor Company’s $125 million unsecured notes were converted into new Successor Company secured notes and common stock.  The Successor Company notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September, and are subordinated to debt under the Company’s credit facility.  These notes are payable over eight years with principal repayments (“Excess Cash Repayments”) based on excess cash flow for the prior six month period, adjusted for existing cash balances, and measured at the end of June and December, beginning with December 2001.  The principal repayments are to be made by the end of the second month subsequent to the measurement date.  The Company made an Excess Cash Repayment of $1.6 million on February 28, 2002 to bondholders of record on February 13, 2002.  The following table shows the initial Excess Cash Repayment for the measurement period ending in December 2001 (amounts in millions):

Seven months
ended
December 29,
2001 (a)

Consolidated EBITDA (b)	$14.0

Less:
Increase in working capital (d)	1.2

Less:
Taxes	–
Interest expense	8.4
Capital expenditures	2.8
Payments of principal on notes	–

Excess Cash Repayment (c)	$1.6

(a)	The initial measurement period is from the date of the Company’s emergence from Chapter 11 (June 2, 2001) through December 29, 2001. Subsequent measurement periods will be six-month periods.
(b)	EBITDA is calculated as operating income before interest, taxes, depreciation and amortization expense.
(c)	This Excess Cash Repayment was made on February 28, 2002 to bondholders of record on February 13, 2002.
(d)

For purposes of this calculation, working capital is defined as the sum of accounts receivable, inventory and other current assets minus the sum of accounts payable and accrued expenses.  Increases in working capital reduce the Excess Cash Repayment.  Decreases in working capital increase the Excess Cash Repayment.  The change in working capital is shown below (in millions):

	Balance at December 29, 2001	Balance at June 2, 2001	Change

Accounts receivable	$ 3.9	$ 4.6	$ (0.7)
Inventory	18.6	19.8	(1.2)
Other current assets	0.6	0.8	(0.2)

Increase / (decrease) in current assets			$ (2.1)

Accounts payable	$ 3.9	$ 1.9	$ (2.0)
Accrued expenses (1)	25.7	31.0	5.3

(Increase) / decrease in current liabilities			$ 3.3

Net increase in working capital			$ 1.2

(1)

Accrued expenses at June 2, 2001 included liabilities for payment of professional fees, retention plans, costs associated with the disposition of the freestanding stores, and other costs associated with the completion of the bankruptcy process.

Long-Term Debt Balances

Long-term debt obligations, exclusive of capital lease obligations, at December 29, 2001 and December 30, 2000 consisted of the following: (amounts in thousands)

	Successor	Predecessor
	2001	2000

12% Subordinated Notes due 2009	$120,000	$–
12 ¾% Senior Notes Due 2005	–	125,000
Discount on 12 ¾% Senior Notes	–	(1,214)
Borrowings under DIP Facility	–	12,911
Other promissory notes	–	6,808

	$120,000	$143,505

Less: Borrowings not subject to compromise
classified as current	–	12,911

Less: Long-term debt subject to compromise	–	130,594

Long-term debt not subject to compromise	$120,000	$–

9. EXTRAORDINARY ITEM

In 2001, as part of the Company’s emergence from bankruptcy, the Predecessor Company recognized an extraordinary gain of $17.2 million related to the extinguishment of debt.  The gain was calculated as follows:

Liabilities subject to compromise	$169,245
Deferred financing costs related
to cancelled senior notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$ 17,182

In 2000, the Company recorded an extraordinary loss of $827,000 as a result of refinancing the Company’s Foothill Credit Facility. In 1999, the Company recorded an extraordinary loss of $406,000 as a result of refinancing the previous secured credit facility. Both refinancings necessitated the write-off of capitalized costs associated with the previous facilities. Because of the Company’s decision to fully reserve for the Company’s 2001, 2000 and 1999 tax benefit, the net tax effect on these extraordinary items is zero.

10.  COMMITMENTS AND CONTINGENCIES

Non-cancellable Operating Lease and License Agreements

As of December 30, 2000, the Company is a lessee under non-cancellable operating lease agreements for certain equipment which expire at various dates through 2003. Additionally, the Company is required to pay minimum and percentage license fees pursuant to certain commercial leases and pursuant to its agreements with its host store companies.

Effective December 20, 1991, the Company entered into a lease agreement with Wal-Mart for approximately 66,000 square feet of corporate office space. The term of the lease is ten years with a renewal option of seven years. The Company paid Wal-Mart approximately $215,000 annually in rental fees in 2001, 2000 and 1999.

In connection with its acquisition of Midwest Vision, Inc., the Company entered into a ten-year lease for administrative headquarters and an optical laboratory located in St. Cloud, Minnesota. The facility is leased from the former owner of Midwest Vision. Lease expense on the headquarters and laboratory is approximately $6,667 monthly which, in the opinion of management, represents a fair market lease rate.

Aggregate future minimum payments under the license and lease arrangements that will not be assigned or rejected in the Bankruptcy proceedings are as follows: (amounts in thousands)

Fiscal Year	Capital Leases	Operating Leases

2002	13	$26,019
2003	-	22,981
2004	-	11,141
2005	-	5,011
2006	-	2,947
Thereafter	-	3,504

Total minimum lease payments	13	$71,603
Less amounts representing interest	1

Present value of minimum capital lease
payments	12
Less current installments of obligations
under capital leases	12

Obligations under capital leases
excluding current installments	$–

Total rental expenses related to cancellable and non-cancellable operating leases were approximately $30.3 million, $41.0 million, and $43.1 million for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

Guy Laroche and Gitano Trademark Licenses

The Company has a license agreement with Guy Laroche of North America, Inc., giving the Company the right to use the trademark Guy Laroche in its vision centers in North America. The agreement requires the Company to pay minimum and percentage royalties on retail and wholesale sales. The Guy Laroche agreement, as amended, expired on December 31, 2001. Under the Guy Laroche agreement, the Company paid $233,000, $310,000 and $310,000 in fees during 2001, 2000 and 1999, respectively.

In  2000 and 1999, the Company paid $34,000 and $53,000, respectively, in fees to Gitano, Inc. and its successors in connection with a license agreement which gave the Company the right to use the Gitano trademark in its vision centers.

Proceedings Under Chapter 11 of the Bankruptcy Code

On April 5, 2000, the Company and ten of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions with the United States Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 (the “Chapter 11 Cases”).  In March 2001, the Debtors filed a plan of reorganization (the “Plan”) for the Chapter 11 Cases.  The Plan was subsequently accepted by the required percentage of creditors entitled to vote on the Plan and was confirmed by the bankruptcy court by its order entered on May 18, 2001.  On May 31, 2001, after securing a new revolving credit facility with Fleet Capital Corporation, the Company emerged from bankruptcy.

The Plan provided for the conversion of the Company’s pre-petition unsecured claims into new secured notes and common stock.  The secured notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September, and are subordinated to debt under the Company’s credit facility.  The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted for existing cash balances, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001.  The principal repayments are to be made by the end of the second month subsequent to the measurement date.  Five million shares of new common stock, par value $0.01, were issued based on the Company’s reorganization value.  Under the Plan, former shareholders received no value for their interests.  Consequently, all Predecessor common stock securities were cancelled.

At December 29, 2001, $19.1 million of the new notes and approximately 810,000 shares of new common stock were not distributed to creditors whose claims were disputed.  The interests of creditors whose claims were not resolved upon the Company’s emergence from Chapter 11, were provided for in the Company’s disputed claim reserve.  In accordance with the Plan, the notes and equity are effectively held in trust for the benefit of the creditors, and will be appropriately distributed upon resolution of disputed claims.  Any balance remaining in the disputed claims reserve, upon resolution of all claims, will be distributed pro rata to all creditors.

Receivables Under Reimbursement Plans

Managed care accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Substantially all of the Company’s receivables are due from health care plans and programs located throughout the United States.  Approximately 12% of the Company’s net sales from ongoing businesses relate to products sold to customers that ultimately will be funded through private insurance plans, third party insurance administration programs or government reimbursement programs such as Medicare and Medicaid.  Failure by the Company to accurately file for reimbursement on a timely basis with these programs can have an adverse affect on the Company’s collection results which, in turn, will have an adverse affect on liquidity and profitability.

Estimates of our allowance for uncollectible receivables are based on our historical collection experience, historical and current operating, billing and collection trends and a percentage of our receivables by aging category.  Changes in our billing and collection processes, changes in funding policies by insurance plans and changes in our sales mix within insurance plans may have a material affect on the amount and timing of our estimated expense requirements.

Government Regulations

Our business is heavily regulated by federal, state, and local law.  We must comply with federal laws such as the Social Security Act (which applies to our participation in Medicare programs), the Health Insurance Portability Act of 1996 (which governs our participation in managed care programs), and the Food and Drug Administration Act (which regulates medical devices such as contact lenses).  In addition, all states have passed laws that govern or affect our arrangements with the optometrists who practice in our vision centers.  Some states, such as California, Texas, North Carolina, and Kansas, have particularly extensive and burdensome requirements that affect the way we do business.  In California, optometrists who practice adjacent to our retail locations are providers to and subtenants of a subsidiary, which is licensed as a single-source HMO.  This subsidiary is regulated by the Department of Managed Health Care.  This agency has recently required that we change our way of doing business.  This new way of doing business will increase our costs in California.  There is no assurance that the Department will find our new way of business satisfactory.  Our costs of compliance could continue to increase as a result.  Depending on its views, this Department could also seek to revoke our HMO license.  Such a revocation would have a material adverse impact on our business.

Many of these states also have adopted laws that mirror the federal laws described above.  Local ordinances (such as zoning requirements) can also impose significant burdens and costs of compliance.  Frequently, our competitors sit on state and local boards.  Our risks and costs of compliance are often increased as a result.

11. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS 109) Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes. The components of the net deferred tax assets are as follows: (amounts in thousands)

	Successor	|	Predecessor
	December 29,	|	December 30,
	2001	|	2000
		|
		|
Total deferred tax liabilities	$(7,983)	|	$(6,053)
Total deferred tax assets	29,890	|	23,773
Valuation allowance	(21,522)	|	(17,335)
		|
		|
Net deferred tax asset	$385	|	$385
		|

The sources of the difference between the financial accounting and tax basis of the Company’s liabilities and assets which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows: (amounts in thousands)

	Successor	|	Predecessor
	December 29,	|	December 30,
	2001	|	2000
		|
Deferred tax liabilities:		|
Depreciation	$1,840	|	$2,875
Reserve for foreign losses	2,218	|	2,218
Other	3,925	|	960
		|
		|
	$7,983	|	$6,053
		|
		|
Deferred tax assets:		|
Accrued expenses and reserves	$7,929	|	$5,929
Inventory basis differences	579	|	334
Net operating loss carry-forwards	18,183	|	14,222
Alternative minimum tax	2,062	|	2,062
Other	1,137	|	1,226
		|
	$29,890	|	$23,773
		|

Due to tax operating losses that will not be realized, no provision/benefit for income taxes has been recorded on the accompanying statements of operations for all periods presented.

The tax expense differs from the amounts resulting from multiplying income before income taxes by the statutory federal income tax rate for the following reasons: (amounts in thousands)

	Successor	|	Predecessor
		|
	Seven Months Ended	| | |	Five Months Ended	Year Ended
		|
	December 29,	|	June 2,	December 30,	January 1,
	2001	|	2001	2000	2000
		|
Federal income tax/(benefit) provision at statutory rate	$ (1,992)	| |	38,530	$ (46,148)	$ (5,971)
State income taxes, net of federal income tax benefit	(176)	| |	3,400	(3,393)	(439)
Gain on Fresh Start Accounting	–	|	(36,867)	–	–
Gain on Extinguishment of Debt	–	|	(9,206)	–	–
Amortization – Intangible Value of Contractual Rights	1,661	| |	–	–	–
Professional Fees	–	|	508	–	–
Change in valuation allowance for U.S. federal and state taxes	458	| |	3,729	8,782	5,182
Nondeductible goodwill	–	|	–	38,640	1,425
Other, net	49	|	(94)	2,119	(197)
		|
		|
	$ 0	|	$ 0	$ 0	$ 0
		|

At December 29, 2001, the Company had U.S. regular tax net operating loss carry-forwards of approximately $66 million that can reduce future federal income taxes. If not utilized, these carry-forwards will expire beginning in 2007. The Company also has non-expiring alternative minimum tax credit carry-forwards of $2.1 million available to offset future regular taxes.

At December 29, 2001, the Company recorded a valuation allowance of $21.5 million due to the uncertainty of the realizability of the net operating losses and certain other defined tax assets.

The Company’s net operating loss carry-forwards of $66 million at December 29, 2001, could be limited in the event of a greater than 50% change in stock ownership of the Company. The limitation would be based on the stock value and the Federal Exempt Tax Rate on the date of ownership change. These limitations could create a cap on the amount of the NOLs that would be deductible each year going forward until the amount is depleted or the time limitation on the NOLs expires.

In Mexico, the location of the Company’s foreign operations, the Company pays the greater of its income tax or an asset tax. Because the Company has operating losses in Mexico, the Company pays no income tax, but it is subject to the asset tax. Therefore, no provision for income taxes has been made on the Company’s books for its operations in Mexico.

12. EARNINGS PER COMMON SHARE

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

	Seven Months	|	Five Months	Fiscal	Fiscal
	ending	|	ending	year	year
	December 29, 2001	|	June 2, 2001	2000	1999
		|
Earnings / (loss) before extraordinary items and cumulative effect	$(5,860)	| |	$96,141	$(135,675)	$(17,156)
Extraordinary gain / (loss), net	-	|	17,182	(827)	(406)
Cumulative effect, net	-	|	-	(3,378)	-
		|
Net earnings / (loss)	$(5,860)	|	$113,323	$(139,880)	$(17,562)
		|
		|
Weighted shares outstanding	5,000	|	21,169	21,169	21,068
		|
Basic earnings / (loss) per share:		|
Earnings / (loss) before extraordinary items and cumulative effect	$(1.17)	| |	$4.54	$(6.41)	$(0.81)
Extraordinary gain / (loss)	-	|	0.81	(0.04)	(0.02)
Loss from cumulative effect	-	|	-	(0.16)	-
		|
Net earnings / (loss) per basic share	$(1.17)	|	$5.35	$(6.61)	$(0.83)
		|
		|
Weighted shares outstanding	5,000	|	21,169	21,169	21,068
Impact of dilutive options held by employees	-	|	-	-	-
		|
Aggregate shares outstanding	5,000	|	21,169	21,169	21,068
		|
Diluted earnings / (loss) per share:		|
Earnings / (loss) before extraordinary items and cumulative effect	$(1.17)	| |	$4.54	$(6.41)	$(0.81)
Extraordinary gain / (loss)	-	|	0.81	(0.04)	(0.02)
Loss from cumulative effect	-	|	-	(0.16)	-
		|
		|
Net earnings / (loss) per diluted share	$(1.17)	|	$5.35	$(6.61)	$(0.83)
		|

Outstanding options with an exercise price below the average price of the Company’s common stock have been included in the computation of diluted earnings per common share, using the treasury stock method, as of the date of the grant. In all years presented, these options have been excluded from the calculation due to their anti-dilutive effect.

13. SUPPLEMENTAL DISCLOSURE INFORMATION

Supplemental disclosure information is as follows: (amounts in thousands)

(i) Supplemental Cash Flow Information

	Successor	|	Predecessor
|
	Seven Months	|	Five Months
	Ended	|	Ended	Year Ended	Year Ended
	December 29, 2001	| |	June 2, 2001	December 30, 2000	January 1, 2000
|
|
Cash paid for		|
Interest	$4,906	|	$860	$2,729	$17,826
Income taxes	$433	|	$167	$–	$495

(ii) Supplemental Balance Sheet Information

Significant components of accrued expenses and other current liabilities may be summarized as follows:

	Successor	|	Predecessor
		|
	Balance at	|	Balance at
	December 29, 2001	|	December 30, 2000
		|
		|
Accrued employee compensation and benefits	$6,452	|	$5,859
Accrued rent expense	4,714	|	3,758
Accrued acquisition expenses	21	|	546
Accrued capital expenditures	584	|	–
Customer deposit liability (See Note 2)	2,491	|	3,282
Accrued interest	3,691	|	77

(iii) Supplemental Income Statement Information

The components of interest expense, net, may be summarized as follows:

	Successor	|	Predecessor
		|
	Seven Months	|	Five Months	Fiscal	Fiscal
	Ended	|	Ended	year	year
	December 29, 2001	|	June 2, 2001	2000	1999
		|
		|
Interest expense on debt		|
and capital leases	$8,476	|	$805	$6,902	$18,306
Finance fees and amortization		|
of deferred financing costs	139	|	349	881	1,158
Interest income	(156)	|	–	–	(73)
Other	(70)	|	(4)	(60)	(62)
		|
	$8,389	|	$1,150	$7,723	$19,329
		|

Contractual interest expense for the five months ended June 2, 2001 and for the year ended December 30, 2000 was $8.1 million and $20.7 million, respectively.

14. EQUITY TRANSACTIONS

Employee Stock Options and Incentive Award Plan

In 1996, the Company adopted the restated Stock Option and Incentive Award Plan (the Plan) pursuant to which incentive stock options qualifying under Section 422A of the Internal Revenue Code and nonqualified stock options may be granted to key employees.  The Plan also provides for the issuance of other equity awards, such as awards of restricted stock.  The Plan replaced and restated all the Company’s prior employee stock option plans.  The Plan is administered by the Compensation Committee of the Company’s Board of Directors.  The Compensation Committee has the authority to determine the persons receiving options, option prices, dates of grants and vesting periods, although no option may have a term exceeding ten years.  All options outstanding at the Company’s emergency from bankruptcy were cancelled.  The Plan was amended in 1999 to increase the number of shares under the Plan from 3,350,000 to 4,350,000.  In October 2001, the Committee reduced the number of shares available under the Plan to 720,000 and granted stock options and performance stock grants to key managers.

Directors’ Stock Option Plan

In April 1997, the Company adopted the Restated Non-Employee Director Stock Option Plan (the Directors’ Plan), pursuant to which stock options for up to 500,000 shares of Common Stock may be granted to non-employee directors.  The Directors’ Plan replaced and restated the Company’s prior non-employee director stock option plan.  The Directors’ Plan provides for automatic grants of options to purchase 7,500 shares of the Company’s common stock to each non-employee director serving on the date of each annual meeting of shareholders, beginning with the 1997 annual meeting.  No options were granted under this plan in 2000.  All options outstanding at the Company’s emergence from bankruptcy were cancelled.  In October 2001, the Committee reduced the number of shares under the Plan to 180,000 and made a one-time grant to eligible non-employee directors of options to purchase 15,000 shares.  Automatic grants of options to purchase 10,000 shares will resume with the 2002 annual meeting.  Under the options granted, 50% of the shares under each option are exercisable on the second anniversary of the grant date, 75% in three years, and 100% in four years.  All option grants are at exercise prices no less than the market value of a share of Common Stock on the date of grant and are exercisable for a ten-year period.  Options are exercisable for a ten-year period.

All Stock Option Plans

In 2001, 2000 and 1999, all exercise prices represent the estimated fair value of the Common Stock on the date of grant as determined by the Board of Directors. Of the options granted, 50% of the shares under each option are exercisable after two years from the grant date, 75% in three years, and 100% in four years.

Stock option transactions during the three years ended December 29, 2001 were as follows:

	Successor	|	Predecessor
		|
	Seven Months	|	Five Months
	Ended	|	Ended
	December 29, 2001	|	June 2, 2001	2000	1999
		|
		|
Options outstanding beginning of period	–	|	2,739,642	2,615,421	2,582,380
Options granted	348,750	|	–	431,200	928,060
Options exercised	–	|	–	–	(12,491)
Options cancelled	–	|	(2,739,642)	(306,979)	(882,528)
		|
		|
Options outstanding end of period	348,750	|	–	2,739,642	2,615,421
		|
		|
Options exercisable end of period	0	|	–	1,245,105	760,162
		|
		|
Weighted average option prices per share:		|
Granted	$0.400	|	–	$1.989	$4.893
Exercised	–	|	–	–	$4.500
Cancelled	–	|	$4.409	$4.611	$5.044
Outstanding at year end	$0.400	|	–	$4.409	$4.832
		|
Options exercisable end of period	–	|	–	$4.570	$4.369

The Company applies the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company will continue to account for stock option awards in accordance with APB Opinion No. 25. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below: (amounts in thousands except per share information)

	Successor	|	Predecessor
		|
	Seven Months	|	Five Months
	Ended	|	Ended
	December 29, 2001	|	June 2, 2001	2000	1999
		|
		|
As reported:		|
		|
Net earnings / (loss)	$(5,860)	|	$113,323	$(139,880)	$(17,562)
		|
Earnings / (loss) per share	$(1.17)	|	$5.35	$(6.61)	$(0.83)
		|
Pro Forma:		|
		|
Net earnings / (loss)	$(5,864)	|	$117,635	$(141,792)	$(19,266)
		|
Earnings / (loss) per share	$(1.17)	|	$5.56	$(6.70)	$(0.91)
		|

Basic and diluted earnings per share are the same for each period presented.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	Successor	|	Predecessor
		|
	Seven Months	|	Five Months
	Ended	|	Ended
	December 29, 2001	|	June 2, 2001	2000	1999
		|
		|
Dividend yield	0.00%	|	(a)	0.00%	0.00%
		|
Expected volatility	217%	|	(a)	142%	88%
		|
Risk free interest rates	4.50%	|	(a)	5.1%	5.1%
		|
Expected lives (years)	6.7	|	(a)	5.0	4.7

                                (a)  No options were granted during this period.

The following table shows the options outstanding and the options exercisable with pertinent data related to each:

	Options Outstanding		Options Exercisable

Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	as of	Contractual	Exercise	As of	Exercise
Exercise Prices	12/29/01	Life	Price	12/29/01	Price

$0.40	348,750	9.82	$0.40	0	N/A

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $1 per share, with such terms, characteristics and designations as may be determined by the Board of Directors. No such shares are issued and outstanding.

Shareholder Rights Plan

In January of 1997, the Company’s Board of Directors approved a Shareholders Rights Plan (the Rights Plan). The Rights Plan provides for the distribution of one Right for each outstanding share of the Company’s Common Stock held of record as of the close of business on January 27, 1997 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one- hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $0.01 per share, at a price of $40.00 (the Purchase Price), subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group (an Acquiring Person) buys or announces a tender offer for 15% or more of the Company’s Common Stock, or if any person or group has acquired such an interest, the acquisition by that person or group of an additional 2% of the Company’s Common Stock. In the event the Rights become exercisable, then each Right will entitle the holder to receive that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security or securities of the Company) having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The Rights will expire on January 26, 2007, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per Right. In February 1998, the Company’s Board of Directors amended the Rights Plan effective March 1, 1998 to provide that Rights under this plan can be redeemed and certain amendments to this plan can be effected only with the approval of the Continuing Directors, which are defined in the Rights Plan as the current directors and any future directors that are approved or recommended by Continuing Directors.

In 2000, the Company cancelled 10,000 shares of the Predecessor Company’s Common Stock.

16. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly data for the Company for the fiscal years ended December 29, 2001 and December 30, 2000 is as follows: (amounts in thousands except per share information)

	Predecessor		|	Successor
			|
	Quarter	2 Months	|	1 Month	Quarter	Quarter
	Ending	Ending	|	Ending	Ending	Ending
FISCAL 2001	March 31	June 2	|	June 30	September 29	December 29
			|
			|
Net Sales	$74,735	$45,822	|	$18,606	$59,741	$57,196
Cost of goods sold	34,525	20,236	|	8,295	26,097	27,096
			|
			|
Gross profit	40,210	25,586	|	10,311	33,644	30,100
Gross profit percentage	53.8%	55.8%	|	55.4%	56.3%	52.6%
			|
Selling, general & administrative expense	39,071	25,906	|	9,938	31,440	30,148
			|
			|
Operating income / (loss)	1,139	(320)	|	373	2,204	(48)
Interest expense, net	739	411	|	1,109	3,673	3,607
			|
			|
Earnings / (loss) before reorganization items and taxes	400	(731)	|	(736)	(1,469)	(3,655)
Reorganization expense / (gain)	1,789	(98,261)	|	–	–	–
			|
			|
Earnings / (loss) before taxes and extraordinary gain	(1,389)	97,530	|	(736)	(1,469)	(3,655)
Income tax expense	–	–	|	–	–	–
			|
			|
Earnings / (loss) before extraordinary gain	(1,389)	97,530	|	(736)	(1,469)	(3,655)
Extraordinary gain, net	–	17,182	|	–	–	–
			|
			|
Net earnings / (loss)	$(1,389)	$114,712	|	$(736)	$(1,469)	(3,655)
			|
			|
			|
Basic earnings / (loss) per share:			|
Earnings / (loss) before extraordinary gain	$(0.07)	$4.61	|	$(0.15)	$(0.29)	$(0.73)
Gain from extraordinary item	–	0.81	|	–	–	–
			|
			|
Net earnings / (loss) per basic share	$(0.07)	$5.42	|	$(0.15)	$(0.29)	$(0.73)
			|
			|
			|
Diluted earnings / (loss) per share:			|
Earnings / (loss) before extraordinary gain	$(0.07)	$4.61	|	$(0.15)	$(0.29)	$(0.73)
Gain from extraordinary item	–	0.81	|	–	–	–
			|
			|
Net earnings / (loss) per diluted share	$(0.07)	$5.42	|	$(0.15)	$(0.29)	$(0.73)
			|
			|
Supplemental information			|
Capital expenditures	$1,259	$825	|	$335	$970	$1,445
Depreciation and amortization	$2,867	$1,941	|	$1,536	$4,979	$4,910

FISCAL 2000	Quarter Ended

	April 1	July 1	September 30	December 30

Net Sales	$83,180	$78,783	$75,578	$70,153
Cost of goods sold	36,745	36,287	36,338	34,088

Gross profit	46,435	42,496	39,240	36,065
Selling, general & administrative expense	45,759	42,424	41,646	36,535
Impairment on long-lived assets	2,684	0	0	0
Restructuring expense, net	1,601	0	0	0

Operating income / (loss)	(3,609)	72	(2,406)	(470)
Interest expense, net	5,330	917	721	755

Earnings / (loss) before reorganization items and taxes	(8,939)	(845)	(3,127)	(1,225)
Reorganization expense	0	4,379	114,521	2,639

(Loss) before taxes, extraordinary loss
and cumulative effect	(8,939)	(5,224)	(117,648)	(3,864)
Income tax expense	0	0	0	0

Earnings / (loss) before extraordinary loss
and cumulative effect	(8,939)	(5,224)	(117,648)	(3,864)
Extraordinary loss, net	0	(827)	0	0
Cumulative effect, net	(3,378)	0	0	0

Net loss	$(12,317)	$(6,051)	$(117,648)	$(3,864)

Basic earnings / (loss) per share:
Earnings / (loss) before extraordinary item and
cumulative effect	$(0.42)	$(0.25)	$(5.56)	$(0.18)
Loss from extraordinary item	0.00	(0.04)	0.00	0.00
Loss from cumulative effect	(0.16)	0.00	0.00	0.00

Net earnings / (loss) per basic share	$(0.58)	$(0.29)	$(5.56)	$(0.18)

Diluted earnings / (loss) per share:
Earnings / (loss) before extraordinary item
and cumulative effect	$(0.42)	$(0.25)	$(5.56)	$(0.18)
Loss from extraordinary item	0.00	(0.04)	0.00	0.00
Loss from cumulative effect	(0.16)	0.00	0.00	0.00

Net earnings / (loss) per diluted share	$(0.58)	$(0.29)	$(5.56)	$(0.18)

Supplemental information
Capital expenditures	$2,445	$796	$1,038	$1,100
Depreciation and amortization	$4,816	$4,682	$5,389	$2,639

17. REPORTABLE BUSINESS SEGMENTS

The Company’s operating business segments provide quality retail optical services and products that represent high value and satisfaction to the customer. The separate businesses within the Company use the same production processes for eyeglass lens manufacturing, offer products and services to a broad range of customers and utilize the Company’s central administrative offices to coordinate product purchases and distribution to retail locations. A field organization provides management support to individual store locations. The Mexico operation has a separate laboratory and distribution center in Mexico and buys a majority of its products from local vendors. However, market demands, customer requirements, laboratory manufacturing and distribution processes, as well as product offerings, are substantially the same for the domestic and Mexico business. Consequently, the Company considers its domestic and Mexico businesses as one reportable segment under the definitions required by SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information.

Information relative to sales and identifiable assets for the United States and Mexico for the seven months ended December 29, 2001, the five months ended June 2, 2001, and for the years ended December 30, 2000 and January 1, 2000 are summarized in the following tables (amounts in thousands). Identifiable assets include all assets associated with operations in the indicated reportable segment excluding inter-company receivables and investments.

	United States	Mexico	Other	Consolidated

SUCCESSOR COMPANY:

Seven months ending December 29, 2001

Sales	$132,633	$2,910	$–	$135,543

Identifiable Assets	$166,299	$2,617	$–	$168,916

PREDECESSOR COMPANY:

Five months ending June 2, 2001

Sales	$118,407	$2,150	$–	$120,557

Identifiable Assets	$178,309	$2,654	$–	$180,963

Fiscal year 2000

Sales	$302,902	$4,792	$–	$307,694

Identifiable Assets	$88,666	$2,222	$–	$90,888

Fiscal year 1999

Sales	$325,101	$3,954	$–	$329,055

Identifiable Assets	$217,690	$2,328	$201	$220,219

18.  RELATED PARTY TRANSACTIONS

The Company made rent payments of approximately $80,000 for the St. Cloud laboratory/distribution facility, which is owned by Myrel Neuman, a current director of the Company.  The Company paid insurance premiums of approximately $443,000 in 2000 for insurance policies purchased through an agency in which J. Smith Lanier, II, a director of the Predecessor Company during 2000, has a substantial ownership interest. The Audit Committee (which has ratified the purchase of insurance by the Company from this insurance agency) and management of the Company believe that these premiums and rent payments are comparable to those which could have been obtained from unaffiliated companies.

SCHEDULE II

NATIONAL VISION, INC.
VALUATION AND QUALIFYING ACCOUNTS
December 29, 2001, December 30, 2000 and January 1, 2000
(In thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Cash and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended
January 1, 2000
Allowance for
Uncollectible
Accounts Receivable	$1,516	$3,384	$ 885	$1,382	$4,403

Year ended
December 30, 2000
Allowance for
uncollectible
accounts receivable	$4,403	$2,503	$1,373	$2,535	$5,744

Provision for
reorganization and
restructuring items	$ –	$8,505	$ –	$3,778	$4,727

Year ended
December 29, 2001
Allowance for
uncollectible
accounts receivable	$5,744	$5,239	$ –	$8,606	$2,377

Provision for
reorganization and
restructuring items	$4,727	$9,889	$ –	$12,396	$2,220

 S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ James W. Krause
James W. Krause
Chairman of the Board & Chief Executive Officer and Director
March 21, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2002 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

By: /s/ James W. Krause
James W. Krause	Chief Executive Officer, President and Chairman of the Board

By: /s/ Angus C. Morrison
Angus C. Morrison	Senior Vice President and Chief Financial Officer

By: /s/ S. Lynn Butler	Principal Accounting Officer
S. Lynn Butler

By: /s/ Robert Floum
Robert Floum	Director

By: /s/ Myrel Neumann
Myrel Neumann	Director

By: /s/ Jeffrey Snow
Jeffrey Snow	Director

By: /s/ Peter T. Socha
Peter T. Socha	Director

EXHIBIT INDEX

23.1       Arthur Andersen LLP Consent.

99         Letter Pursuant to Temporary Note 3T.