Form 10-Q
period 2002-03-30
NATIONAL VISION INC
filed 2002-05-14
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002	Commission File Number 0-20001

NATIONAL VISION, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1910859
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

296 Grayson Highway
Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:      (770) 822-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☑           NO   ☐

The number of shares of Common Stock of the registrant outstanding as of May 3, 2002 was 5,000,000, including shares that are part of the disputed claims reserve in the registrant’s Chapter 11 case.

FORM 10-Q INDEX

		Page of Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets -
	March 30, 2002 and December 29, 2001	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended March 30, 2002 and March 31, 2001	5

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 30, 2002 and March 31, 2001	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE
	ABOUT MARKET RISK	14

PART II -- OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	15

PART I

FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 30, 2002 and December 29, 2001
(In thousands except share information)

	March 30,	December 29,
	2002	2001

	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,124	$9,846
Accounts receivable
(net of allowance: 2002 -- $2,088; 2001 -- $2,377)	3,504	3,939
Inventories	19,887	18,621
Other current assets	534	636

Total current assets	31,049	33,042

PROPERTY AND EQUIPMENT:
Equipment	18,346	17,731
Furniture and fixtures	7,344	6,878
Leasehold improvements	6,237	6,008
Construction in progress	528	1,061

	32,455	31,678
Less accumulated depreciation	(10,016)	(6,996)

Net property and equipment	22,439	24,682

OTHER ASSETS AND DEFERRED COSTS (net of
accumulated amortization: 2002 -- $373; 2001 -- $270)	1,522	1,561

DEFERRED INCOME TAX ASSETS	385	385

INTANGIBLE VALUE OF CONTRACTUAL RIGHTS (net of
accumulated amortization: 2002 -- $6,263; 2001 -- $4,370)	107,353	109,246

	$162,748	$168,916

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,806	$3,935
Accrued expenses and other current liabilities	20,622	25,695
Current portion of other long-term debt and capital lease
obligations	--	12

Total current liabilities	26,428	29,642

SENIOR NOTES	118,403	120,000

COMMITMENTS AND CONTINGENCIES	--	--

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 5,000,000 shares authorized;
none issued	--	--
Common stock, $0.01 par value; 10,000,000 shares
authorized; 5,000,000 shares issued and outstanding
as of March 30, 2002 and December 29,2001, respectively	50	50
Additional paid-in capital	24,940	24,940
Retained deficit	(7,280)	(5,860)
Accumulated other comprehensive income	207	144

Total shareholders’ equity	17,917	19,274

	$162,748	$168,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

Three Months Ended

Successor		| | | | | | | | | | | | | | | | | | | | | | | | | |	Predecessor

March 30, 2002			March 31, 2001

Net sales	$61,873		$74,735
Cost of goods sold	26,980		34,525

Gross profit	34,893		40,210
Selling, general and administrative expense	32,733		39,071

Operating income	2,160		1,139
Interest expense, net	3,580		739

Income / (loss) before reorganization items and taxes	(1,420)		400
Reorganization items	--		1,789

Loss before taxes	(1,420)		(1,389)
Income tax expense	--		--

Net loss	$(1,420)		$(1,389)

Basic loss per share:	$(0.28)		$(0.07)

Diluted loss per share:	$(0.28)		$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Three Months Ended

	Successor	|	Predecessor
		|
	March 30, 2002	|	March 31, 2001
		|
CASH FLOWS FROM OPERATING ACTIVITIES:		|
Net loss	$(1,420)	|	$(1,389)
		|
Adjustments to reconcile net income to net cash provided by		|
operating activities:		|
Depreciation and amortization	4,953	|	2,867
Reorganization items	--	|	1,789
Other	81	|	152
Changes in operating assets and liabilities:		|
Accounts receivable	435	|	(1,036)
Inventories	(1,266)	|	1,124
Other current assets	102	|	(453)
Accounts payable	1,871	|	(181)
Accrued expenses and other current liabilities	(5,073)	|	2,304
		|
Total adjustments	1,103	|	6,566
		|
Net cash (used in) / provided by operating activities	(317)	|	5,177
		|
		|
CASH FLOWS FROM INVESTING ACTIVITIES:		|
Purchase of property and equipment	(796)	|	(1,259)
		|
Net cash used in investing activities	(796)	|	(1,259)
		|
CASH FLOWS FROM FINANCING ACTIVITIES:		|
Repayments on revolving credit facility	(7,216)	|	(76,423)
Advances on revolving credit facility	7,216	|	76,408
Repayments of principal on Senior notes	(1,597)	|	--
Repayments on notes payable and capital leases	(12)	|	--
		|
Net cash used in financing activities	(1,609)	|	(15)
		|
NET (DECREASE) / INCREASE IN CASH	(2,722)	|	3,903
CASH, beginning of period	9,846	|	8,066
		|
CASH, end of period	$7,124	|	$11,969
		|

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2002
(Unaudited)

(1)          BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision, Inc. (“National Vision” or the “Company” f.k.a. Vista Eyecare, Inc.) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 28, 2002.

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

A black line has been drawn between the accompanying Condensed Consolidated Statements of Operations and Cash Flows for the periods ended March 30, 2002 and March 31, 2001 to distinguish for accounting purposes between the reorganized company (“Successor”) and the predecessor company prior to emergency from bankruptcy (“Predecessor”).

It is suggested that unaudited interim condensed consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

(2)          PRINCIPAL AND INTEREST PAYMENTS ON SENIOR NOTES

Cash and cash equivalents at March 30, 2002 were $7.1 million.  The Company made a principal redemption payment on the Senior Notes of $1.6 million on February 28, 2002.  The Company’s second interest payment on the Senior Notes of $7.1 million, due on March 31, 2002, was made on March 29, 2002 from existing cash balances.

NATIONAL VISION, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2002
 (Unaudited)

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

	Three Months Ended

	Successor	| | | | | | | | | | | |	Predecessor

	March 30, 2002		March 31, 2001

Net loss	$(1,420)		$(1,389)

Weighted shares outstanding	5,000		21,169

Net loss per basic and diluted share	$(0.28)		$(0.07)

No outstanding options were included in the above calculation as their impact would be anti-dilutive.  Pursuant to the plan of reorganization confirmed in the Company's Chapter 11 Case, all equity interests, including all outstanding common stock, were cancelled on May 31, 2001, and 5,000,000 shares of new common stock were issued.

(4)          COMPREHENSIVE INCOME

Comprehensive income / (loss), which consists of net income and foreign currency translation adjustments, was a loss of approximately $1.4 million for the three months ended March 30, 2002 and March 31, 2001, respectively.

(5)          SUPPLEMENTAL DISCLOSURE INFORMATION

Inventory balances, by classification, may be summarized as follows (amounts in thousands):

	March 30, 2002	December 29, 2001

Raw materials	$13,738	$12,262
Finished goods	5,645	5,868
Supplies	504	491

	$19,887	$18,621

NATIONAL VISION, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2002
(Unaudited)

The components of interest expense, net, may be summarized as follows (amounts in thousands):

	Three Months Ended

	Successor	| | | | | | | | | | |	Predecessor

	March 30, 2002		March 31, 2001

Interest expense on debt and capital leases	$3,610		$559
Purchase discounts on invoice payments	(117)		(30)
Finance fees	78		190
Interest income	(34)		--
Other	43		20

	$3,580		$739

Results for the three months ended March 31, 2001 exclude interest income of $89,000.  This amount was treated as a reorganization item.  Contractual interest for the three months ended March 31, 2001 was $5.1 million.

(6)          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of December 31, 2001, the Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which specifies that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead will be subject to periodic impairment testing.  The Company’s intangible assets have finite lives and will continue to be amortized over their useful lives.  As a result, the Company’s adoption of SFAS No. 142 has not had a material impact on the Company’s financial statements.

As of December 31, 2001, the Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long- lived Assets and for Long-lived Assets to be Disposed Of.”  The adoption of SFAS No. 144 had no effect on the Company.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company’s results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period.  At March 30, 2002, the Company operated 516 vision centers, versus 706 vision centers at March 31, 2001.

The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001.  Results of operations for the 3-day period from May 31, 2001 through June 2, 2001 were not material.  The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods.   However, for purposes of this discussion, the Successor results for the three months ended March 30, 2002 have been compared to the Predecessor results for the three months ended March 31, 2001.

THREE MONTHS ENDED MARCH 30, 2002 (THE “CURRENT THREE MONTHS”) COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 (THE “PRIOR THREE MONTHS”)

CONSOLIDATED RESULTS

                NET SALES.  The Company recorded net sales of $61.9 million in the Current Three Months, a decrease of 17% from sales of $74.7 million in the Prior Three Months.  Sales decreased primarily due to the disposal of the Company’s freestanding stores in April 2001.  These stores had sales of $13.8 million in the first quarter of 2001.  This decrease was partially offset by domestic comparable store sales increase of 1.5% and new store openings.

                Net sales from international operations increased to $1.4 million in the Current Three Months from $1.3 million in the comparable period a year ago.

                GROSS PROFIT.  In the Current Three Months, gross profit decreased to $34.9 million from $40.2 million in the Prior Three Months.  This decrease in gross profit dollars was primarily driven by a reduction in sales caused by the disposal of freestanding locations.  However, the disposal of unprofitable stores had a favorable impact on gross margin percentages that increased to 56.4% in the Current Three Months versus 53.8% in the Prior Three Months.  This margin improvement was partially offset by an increase in rent expense (which is a component of Gross Profit) for the Wal-Mart division.  This was due to approximately 49 vision centers entering the “3-year option period” of the Wal-Mart lease.  The option period effectively increases each location’s minimum rent requirement.  We expect this trend of increased rent to continue as additional Wal-Mart locations enter the “option period” of their lease.

                SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (“SG&A expense”).  SG&A expense (which includes both store operating expenses and home office overhead) decreased to $32.7 million in the Current Three Months from $39.1 million for the Prior Three Months.  The dollar decrease was primarily the result of fewer payroll, depreciation and other expenses due to the disposal of the freestanding stores.

               Also, the freestanding stores had higher SG&A expense as a percent of sales than the Company's ongoing host operations.  As a result, the closure of these less profitable stores in April 2001 had a favorable impact on SG&A expense as a percent of sales in the Current Three Months.  This decrease in SG&A expense as a percent of sales was more than offset by the amortization of Intangible Value of Contractual Rights and depreciation of revalued fixed assets, both of which were established during fresh start accounting.  These non-cash expenses increased SG&A expense by approximately $2.3 million, which approximates 3.7 percent of sales.  The net result was an increase in SG&A expense as a percent of sales from 52.3% in the Prior Three Months to 52.9% in the Current Three Months.

                OPERATING INCOME.  Operating income for the Current Three Months increased to $2.2 million from $1.1 million in the Prior Three Months.  Operating income as a percentage of sales was 3.5% in the Current Three Months, compared to 1.5% in the Prior Three Months.  This increase was primarily due to the disposal of the freestanding locations.

                INTEREST EXPENSE.  Interest expense increased to $3.6 million compared to $0.7 million in the Prior Three Months.  As a result of the Chapter 11 filing, the Company did not accrue interest on unsecured debt until it emerged from Chapter 11.  Contractual interest for the first quarter of 2001 was $5.1 million.

                REORGANIZATION ITEMS.  Generally accepted accounting principles require that these charges, incurred prior to the Company’s filing for Chapter 11 protection, be presented as components of operating income.  Charges of this nature incurred subsequent to the Company’s Chapter 11 filing are presented below operating income as “Reorganization Items.”  Results for the first quarter of 2001 include charges that were incurred after the Company’s Chapter 11 filing.  The table below summarizes these charges:  (amounts in thousands)

First Quarter 2001

Impairment of fixed assets	$33
Provision for rejected leases	697
Other store closing costs	37
Professional fees	1,008
Interest income on accumulated cash	(89)
Other reorganization costs	103

$1,789

                BENEFIT FOR INCOME TAXES.  The Company recorded a pre-tax operating loss of $1.4 million in the Current Three Months.  No income tax benefit was recorded due to the uncertainty of realization.

                NET INCOME.  The Company posted a net loss of $1.4 million, or $0.28 per share, versus a net loss of $1.4 million, or $0.07 per share, in the Prior Three Months.  (See Note 3 to financial statements.)

                EBITDA.  EBITDA is calculated as operating income before interest, taxes, depreciation and amortization. No significant provisions were made in the first quarter of 2001 or 2002.  As a result, EBITDA and EBITDA prior to significant provisions are the same for these periods.  EBITDA increased in the Current Three Months due to the disposal of the freestanding operations in April 2001.  These stores had lower average sales and higher expenses as a percent of total sales than the domestic host businesses.

                The following is a reconciliation of operating income to EBITDA:

	Three Months Ended
	Successor	| | | | | | | | | |	Predecessor

	March 30, 2002		March 31, 2001

Operating income	$2,160		$1,139
Addback depreciation and amortization	4,953		2,867

EBITDA	$7,113		$4,006

                HISTORICAL PRO FORMA RESULTS OF ONGOING OPERATIONS.  The following pro forma information presents the Company’s results of operations for the retail store operations retained by the Company upon emergence from bankruptcy.  Accordingly, such pro forma data is presented as if the freestanding operations had been closed or disposed of as of the beginning of the periods presented.  Costs related to the bankruptcy, reorganization and restructuring costs, as well as large non-cash provisions, are excluded.

	Three Months Ended

	March 30, 2002	March 31, 2001

Net sales	$61,873	$60,906
Gross profit	$34,893	$33,357
Operating income	$2,160	$4,428
EBITDA prior to significant provisions	$7,113	$7,245

               The most significant change in this pro forma information is the decrease in operating income, which was $4.4 million in the Prior Three Months compared to $2.2 million in the Current Three Months.  This decrease results primarily from the amortization of the Intangible Value of Contractual Rights of approximately $1.9 million in the current Three Months.  Other noteworthy factors are discussed below:

                --     Pro forma net sales and gross profit have increased over the prior year primarily due to 1.5% domestic                         comparable store sales.

                --     Pro forma gross profit as a percent of sales increased to 56.4% from 54.8% in the Prior Three Months.  This                         increase was primarily driven by an increase in store gross margins due to lower lens fabrication costs in the                         labs as well as favorable shifts in frame and lens mix.

               --      The improvement in gross profit was partially offset by an increase in rent expense of approximately $400,000                         resulting partially from new stores and partially from more Wal-Mart store locations entering the three-year                         option period, which has a higher minimum rent requirement.

               --       Pro forma operating income declined in the Current Three Months primarily as a result of the amortization of                          Intangible Value of Contractual Rights and depreciation of revalued fixed assets, both of which were                          established during fresh start accounting, totaling approximately $1.9 million and $0.4 million, respectively;

               --        Also, SG&A expense increased due to increases in payroll costs of $0.8 million primarily resulting from new                           store openings and an increase in rates in certain markets where increased competition has resulted in upward                           pressure on rates for optical personnel.

                              The following is a reconciliation of the 2001 reported results to the historical pro forma results as if the freestanding operations had been closed or disposed of as of the beginning of the period presented.  No pro forma results are presented for the three months ended March 30, 2002 as this period did not include the freestanding operations nor any restructuring expenses.

	Three Months Ended March 31, 2001

2001	As Reported (A)	Adjustments	Pro Forma

Net sales	$74,735	$13,829 (B)	$60,906
Cost of goods sold	34,525	6,976 (B)	27,549
	__________	_________	_________
Gross profit	40,210	6,853 (B)	33,357
Selling, general & administrative	39,071	10,142 (B)	28,929
	__________	_________	_________
Operating income / (loss)	$1,139	$(3,289)	$4,428

                (A)     Represents the Predecessor Company’s financial results for the three months ended March 31, 2001.

                (B)     Represents the results of the freestanding operations that were either sold or closed during the restructuring of the Company.

                RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.  As of December 31, 2001, the Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which specifies that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead will be subject to periodic impairment testing.  The Company’s intangible assets have finite lives and will continue to be amortized over their useful lives.  As a result, the Company’s adoption of SFAS No. 142 has not had a material impact on the Company’s financial statements.

                As of December 31, 2001, the Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-lived Assets to be Disposed Of.”  The Adoption of SFAS No. 144 had no effect on the Company.

                LIQUIDITY AND CAPITAL RESOURCES.  Our capital needs have been for operating expenses, capital expenditures, interest expense and the repayment of principal on the Senior Notes.  Our sources of capital have been cash flow from operations.  During the first quarter of 2002, the Company made a $1.6 million principal payment on the Senior Notes.  Also, the Company paid interest of $7.1 million on the Senior Notes on March 29, 2002.

                It is the Company’s intent to use excess cash for its ongoing operations and repayment of principal on the Company’s outstanding debt.  As of March 30, 2002, the Company’s remaining unused availability under its credit facility with Fleet, after being reduced for letter of credit requirements, has increased slightly to approximately $2.0 from $1.7 million at December 29, 2001.  At March 30, 2002 and at May 3, 2002, the Company had no borrowings under its credit facility, and had letters of credit of $4.4 million outstanding.  The Company believes that cash generated from operations and funds available under the credit facility will be sufficient to satisfy its cash requirements through 2002.

                Prior to 2002, we have opened 400 domestic Wal-Mart vision centers, as provided for in our Master Lease Agreement.  The Company opened one Fred Meyer vision center and two vision centers in Mexico in the first quarter of 2002.  We may open between four and nine additional vision centers in 2002 in host environments other than domestic Wal-Mart depending upon liquidity, construction schedules and other constraints.  For each of our new vision centers, we typically spend between $100,000 and $140,000 for fixed assets and approximately $25,000 for inventory.

                Through May 3, 2002, we have converted three Wal-Mart vision centers to supercenters.  In the remainder of 2002, we expect to convert between eight and eleven of our existing Wal-Mart vision centers to supercenters.  Each supercenter conversion requires expenditures of approximately $60,000 to $80,000 and effectively "re-starts" that location's lease term.

                In conjunction with our historical results from operations, emergence from Chapter 11 and the disposition of our freestanding operations, the Company incurred significant net operating losses.  These losses are expected to result in significant tax net operating loss carry-forwards.

                SUMMARY OF MASTER LEASE AGREEMENTS.  The following table sets forth the number of leases for domestic Wal-Mart and Fred Meyer vision centers that expire each year, assuming the Company exercises all available options to extend the terms of the leases.  This table does not include any future Wal-Mart superstore conversions that are unknown at this time.

	Leases Expiring In

							2008 and
Host Company	2002(a)	2003	2004	2005	2006	2007	Thereafter
_____________________________________________________________________________________________
Wal-Mart	6	36	44	43	53	62	156
Fred Meyer	--	--	--	--	--	--	56
_____________________________________________________________________________________________
Totals	6	36	44	43	53	62	212

(a) The number of leases expiring in 2002 includes one location that was closed at the end of the original lease term in the first quarter of 2002.

                RISK FACTORS.  Any expectations, beliefs and other non-historical statements contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements represent the Company’s expectations or belief concerning future events, including the following:  any statements regarding future sales levels, any statements regarding the continuation of historical trends, any statements regarding the Company’s liquidity and any statements regarding tax losses.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.  With respect to such forward-looking statements and others that may be made by, or on behalf of, the Company, the factors described as “Risk Factors” in the Company’s Report on Form 10-K for 2001 could materially affect the Company’s actual results.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                MARKET RISK.  Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates.  The Company’s primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso.  Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company’s risk management policies.  We manage market risk on the basis of an ongoing assessment of trends in interest rates, foreign exchange rates and economic developments, giving consideration to possible effects on both total return and reported earnings.  The Company’s financial advisors, both internal and external, provide ongoing advice regarding trends that affect management’s assessment.

                INTEREST RATE RISK.  The Company borrows long-term debt under our credit facility at variable interest rates.  We therefore incur the risk of increased interest costs if interest rates rise.

PART II

OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

           (a)          Exhibits.

Exhibit Number

First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries, dated April 13, 2001, incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 1, 2001.	2.1

Modification to First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries and First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, Filed by Frame-N-Lens Optical, Inc.; Midwest Vision, Inc.; New West Eyeworks, Inc., and Certain of Their Debtor Subsidiaries, dated May 17, 2001, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on June 1, 2001.	2.2

Amended and Restated Articles of Incorporation of the Company, dated April 8, 1992, as amended, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A filed with the SEC on August 9, 2001.	3.1

Amended and Restated By-Laws of the Company, incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.	3.2

Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed with the SEC on August 9, 2001.	4.1

Rights Agreement dated as of January 17, 1997 between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on January 17, 1997.	4.2

Amendment to Rights Agreement, dated as of March 1, 1998, between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 8-A filed with the SEC on March 24, 1998.	4.3

Indenture, dated as of June 15, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit TC3 to the Company's Application for Qualification of Indenture on Form T-3 filed with the SEC on May 31, 2001.	4.4

First Amendment of Indenture, dated as of July 6, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A filed with the SEC on August 9, 2001.	4.5
- 15 -

Registration Rights Agreement, dated as of May 31, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A filed with the SEC on August 22, 2001.	4.6

Amendment to Registration Rights Agreement, dated as of August 7, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.9 to the Company's Amendment to Quarterly Report on Form 10-Q/A filed with the SEC on August 22, 2001.	4.7

Lock-Up Agreement, dated May 31, 2001 between Scudder High Yield Series -- Scudder High Yield Fund and the Company, incorporated by reference to Exhibit 4.8 to the Company's Report on Form 10-K for fiscal 2001.	4.8

Lock-Up Agreement, dated May 31, 2001, between U.S. Bancorp Investments, Inc. and the Company, incorporated by reference to Exhibit 4.9 to the Company's Report on Form 10-K for fiscal 2001.	4.9

Second Amendment of Indenture, dated as of December 7, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.10 to the Company's Report on Form 10-K for fiscal 2001.	4.10

Press Release dated May 14, 2002	99.1

            (b)          Reports on Form 8-K.

                           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Angus C. Morrison
Senior Vice President
Chief Financial Officer

By: /s/ S. Lynn Butler
Principal Accounting Officer

May 14, 2002