Form 10-Q
period 2002-06-29
NATIONAL VISION INC
filed 2002-08-13
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
June 29, 2002	Number 0-20001

NATIONAL VISION, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1910859
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

296 Grayson Highway
Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 822-3600

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
                                                         YES   ☑           NO   ☐

The number of shares of Common Stock of the registrant outstanding as of August 2, 2002 was 5,084,400, including shares that are part of the disputed claims reserve in the registrant's Chapter 11 Case.

FORM 10-Q INDEX

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -	3
	Successor – June 29, 2002 and December 29, 2001

	Condensed Consolidated Statements of Operations -	5
	Successor – Three Months Ended June 29, 2002
	Successor – One Month Ended June 30, 2001
	Predecessor – Two Months Ended June 2, 2001

	Successor – Six Months Ended June 29, 2002	6
	Successor – One Month Ended June 30, 2001
	Predecessor – Five Months Ended June 2, 2001

	Condensed Consolidated Statements of Cash Flows -	7
	Successor – Six Months Ended June 29, 2002
	Successor – One Month Ended June 30, 2001
	Predecessor – Five Months Ended June 2, 2001

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion And Analysis Of	15
	Financial Condition And Results Of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits And Reports On Form 8-K	30

Signatures		33

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 29, 2002 and December 29, 2001
(In thousands except share information)

	June 29, 2002
	(unaudited)	December 29, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$12,939	$9,846
Accounts receivable
(net of allowance: 2002 - $1,580; 2001 - $2,377)	2,493	3,939
Inventories	19,764	18,621
Other current assets	1,392	636

Total current assets	36,588	33,042

Property And Equipment:
Equipment	19,245	17,731
Furniture and fixtures	7,440	6,878
Leasehold improvements	6,481	6,008
Construction in progress	407	1,061

	33,573	31,678
Less accumulated depreciation	(12,898)	(6,996)

Net property and equipment	20,675	24,682

Intangible Value of Contractual Rights
(net of accumulated amortization: 2002 - $8,157; 2001 - $4,370)	105,459	109,246

Other Assets And Deferred Costs
(net of accumulated amortization: 2002 -- $469; 2001 -- $270)	1,425	1,561

Deferred Income Tax Assets	--	385

	$164,147	$168,916

	June 29, 2002
	(unaudited)	December 29, 2001

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,809	$3,935
Accrued expenses and other current liabilities	24,755	25,695
Current portion, other long-term debt	--	12

Total current liabilites	29,564	29,642

Senior Subordinated Notes	118,403	120,000

Commitments And Contingencies	--	--

Shareholders' Equity:
Preferred stock, $1 par value; 5,000,000 shares
authorized, none issued	--	--
Common stock, $0.01 par value;
10,000,000 shares authorized,
5,084,400 shares issued and outstanding	50	50
Additional paid-in capital	24,952	24,940
Retained deficit	(8,836)	(5,860)
Accumulated other comprehensive income	14	144

	16,180	19,274

Total shareholders' equity	164,147	168,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Successor		| | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | |	Predecessor

	Three months	One month		Two months
	ended	ended		ended
	June 29, 2002	June 30, 2001		June 2, 2001

Net sales	$61,236	$18,606		$45,822
Cost of goods sold	26,982	8,295		20,236

Gross profit	34,254	10,311		25,586
Selling, general & administrative expense	32,246	9,938		25,906

Operating income / (loss)	2,008	373		(320)
Interest expense	3,564	1,109		411

Loss before reorganization expense & taxes	(1,556)	(736)		(731)
Reorganization items and fresh-start adjustments	--	--		(98,261)

Earnings / (loss) before taxes & extraordinary item	(1,556)	(736)		97,530
Income tax benefit	--	--		--

Net earnings / (loss) before extraordinary item	(1,556)	(736)		97,530
Extraordinary items, net of tax	--	--		17,182

Net earnings/(loss)	$(1,556)	$(736)		$114,712

Basic and diluted earnings/(loss) per share:
Earnings / (loss) before extraordinary item	$(0.31)	$(0.15)		$4.61
Extraordinary item, net	--	--		0.81

Net earnings / (loss) per share	$(0.31)	$(0.15)		$5.42

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Successor		| | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | |	Predecessor

	Six month	One month		Five months
	ended	ended		ended
	June 29, 2002	June 30, 2001		June 2, 2001

Net sales	$123,109	$18,606		$120,557
Cost of goods sold	53,961	8,295		54,761

Gross profit	69,148	10,311		65,796
Selling, general & administrative expense	64,980	9,938		64,977

Operating income	4,168	373		819
Interest expense	7,144	1,109		1,150

Loss before reorganization expense & taxes	(2,976)	(736)		(331)
Reorganization items and fresh-start adjustments	--	--		(96,473)

Earnings / (loss) before taxes & extraordinary item	(2,976)	(736)		96,142
Income tax benefit	--	--		--

Net earnings / (loss) before extraordinary item	(2,976)	(736)		96,142
Extraordinary items, net of tax	--	--		17,182

Net earnings / (loss)	$(2,976)	$(736)		$113,324

Basic and diluted earnings/(loss) per share:
Earnings / (loss) before extraordinary item	$(0.60)	$(0.15)		$4.54
Extraordinary item, net	--	--		0.81

Net earnings / (loss) per share	$(0.60)	$(0.15)		$5.35

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Successor		| | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | |	Predecessor

	Six months	One month		Five months
	ended	ended		ended
	June 29, 2002	June 30, 2001		June 2, 2001

Cash flow from operating activities:
Net income / (loss)	$(2,976)	$(736)		$113,324
Adjustments to reconcile net income / (loss) to cash
provided by operating activities:
Depreciation & amortization	9,821	1,536		4,808
Reorganization items	--	--		17,790
Fresh start adjustments	--	--		(114,263)
Extraordinary item	--	--		(17,182)
Deferred tax asset	385	--		--
Other	144	258		(84)
Changes in operating assets & liabilities, net of
effects of dispositions and fresh-start adjustments:
Receivables	1,446	982		2,777
Inventories	(1,143)	709		1,440
Other current assets	(756)	(553)		597
Accounts payable	874	3,772		1,210
Accrued expenses	(940)	(3,294)		(853)

Total adjustments	9,831	3,410		(103,760)

Net cash provided by operating activities	$6,855	$2,674		$9,564

Cash flow from investing activities:
Proceeds from sale of freestanding operations	--	--		5,656
Purchase of property & equipment	(2,153)	(335)		(2,084)

Net cash provided by / (used in) investing activities	$(2,153)	$(335)		$3,572

Net cash from financing activities:
Advances on revolver	7,232	17,130		125,063
Payments on revolver	(7,232)	(20,130)		(134,975)
Repayments of principal on Senior
Subordinated Notes	(1,597)	--		--
Payment of financing costs	--	(150)		(125)
Repayments on capital leases and other
long-term debt	(12)	(12)		--

Net cash used in financing activities	$(1,609)	$(3,162)		$(10,037)

Net increase / (decrease) in cash	3,093	(823)		3,099
Cash, beginning of period	9,846	11,165		8,066

Cash, end of period	$12,939	$10,342		$11,165

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2002
(Unaudited)

(1)	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision, Inc.  (f.k.a. Vista Eyecare, Inc., “National Vision” or  the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and  notes thereto.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have  been  made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 28, 2002.

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

A black line has been drawn between the accompanying Condensed Consolidated Statements of Operations and Cash Flows to distinguish for accounting purposes between the reorganized company ("Successor") and the predecessor company prior to emergence from bankruptcy ("Predecessor").

It is suggested that the unaudited interim condensed consolidated financial statements contained herein be used in conjunction with the financial statements and the accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

(2)	PRINCIPAL AND INTEREST PAYMENTS ON SENIOR NOTES

The Company made a principal redemption payment on the Senior Subordinated Notes of $1.6 million on February 28, 2002.  The Company’s second interest payment on the Senior Notes of $7.1 million, due on March 31, 2002, was made on March 29, 2002 from existing cash balances.

Cash and cash equivalents at June 29, 2002 were $12.9 million.  The second principal redemption payment is due on August 31, 2002 to bondholders of record on August 15, 2002.  The amount of the Excess Cash Repayment is based on the results for the six-month period ended June 29, 2002.  The following table shows the Excess Cash Repayment for the measurement period ending in June 2002 (in millions):

Six months ended June 29, 2002

Consolidated EBITDA (a)	$14.0

Less:
Increase in working capital (b)	0.5

Less:
Taxes	--
Interest expense	7.1
Capital expenditures	2.2
Payments of principal on notes	--

Excess Cash Repayment	$4.2

(a)	EBITDA is calculated as operating income before interest, taxes, depreciation and amortization expense. EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness. In addition, it is the basis for the calculation of the Company’s Excess Cash Repayment under the Senior Subordinated Notes. However, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of the Company’s operating performance or as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures for other companies.

(b)

For purposes of this calculation, working capital is defined as changes in the sum of accounts receivable, inventory and other current assets minus changes in the sum of accounts payable and accrued expenses.  Increases in working capital reduce the Excess Cash Repayment.  Decreases in working capital increase the Excess Cash Repayment.  The change in working capital is shown below (in millions):

	Balance at June 29, 2002	Balance at December 29, 2001	Change

Accounts receivable	$2.5	$3.9	$(1.4)
Inventory	19.8	18.6	1.1
Other current assets	1.4	0.6	0.8

Increase / (decrease) in current assets			$0.5

Accounts payable	$4.8	$3.9	$(0.9)
Accrued expenses	24.8	25.7	0.9

(Increase) / decrease in current liabilities			$(0.0)

Net increase in working capital			$0.5

(3)	REORGANIZATION ITEMS AND FRESH-START ADJUSTMENTS

The Company emerged from Chapter 11 on May 31, 2002 and implemented “fresh start” accounting as of June 2, 2001.  Generally accepted accounting principles require that these charges, incurred subsequent to the Company’s Chapter 11 filing, be presented below operating income as “Reorganization Items.”  Results for the second quarter of 2001 include charges that were incurred after the Company’s Chapter 11 filing.  The table below summarizes these charges (amounts in thousands):

	Two Months Ended June 2, 2001	Five Months Ended June 2, 2001

Fresh-start adjustments	$(114,263)	$ (114,263)
Provision for rejected leases	895	1,592
Loss on sale of freestanding division	9,688	9,688
Impairment of fixed assets	--	33
Other store closing costs	495	532
Professional fees	1,000	2,008
Retention plan	3,231	3,231
Interest income	(38)	(127)
Letter of credit reserve on DIP Facility	197	197
Other reorganization items	534	636

Total reorganization (gain) / loss	$(98,261)	$ (96,473)

(4)	EARNINGS PER COMMON SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the quarter.  Diluted earnings per common share were computed as basic earnings per common share, adjusted for outstanding  stock options and other equity grants that are dilutive.  The computation for basic and diluted earnings per share may be summarized as follows (amounts in thousands except per share information):

	Successor		| | | | | | | | | | | | | | | | | | | | | | | |	Predecessor

	Three months	One month		Two months
	ended	ended		ended
	June 29, 2002	June 30, 2001		June 2, 2001

Net earnings / (loss) before extraordinary items	$(1,556)	$(736)		$97,530
Extraordinary item, net	--	--		17,182

Net earnings / (loss)	$(1,556)	$(736)		$114,712

Weighted average shares outstanding, basic and diluted	5,000	5,000		21,169
Basic and diluted loss per share:
Net earnings / (loss) before extraordinary item	$(0.31)	$(0.15)		$4.61
Extraordinary item	--	--		0.81

Net earnings / (loss) per share	$(0.31)	$(0.15)		$5.42

	Successor		| | | | | | | | | | | | | | | | | | | | | | | | | |	Predecessor
	Six months	One month		Five months
	ended	ended		ended
	June 29, 2002	June 30, 2001		June 2, 2001

Net earnings / (loss) before cumulative effect and
extraordinary items	$(2,976)	$(736)		$96,142
Extraordinary item, net	--	--		17,182

Net earnings / (loss)	$(2,976)	$(736)		$113,324

Weighted average shares outstanding, basic and diluted	5,000	5,000		21,169
Basic and diluted loss per share:
Net earnings / (loss) before cumulative effect and
extraordinary item	$(0.60)	$(0.15)		$4.54
Extraordinary item	--	--		0.81

Net earnings / (loss) per share	$(0.60)	$(0.15)		$5.35

No outstanding options were included in the above calculation as their impact would be anti-dilutive.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2002
(Unaudited)

(5)	EQUITY TRANSACTIONS

Under the Company's Restated Stock Option and Incentive Award Plan (the "Plan"), the Compensation Committee may issue stock options and other equity awards, covering up to a total of 720,000 shares of common stock.  In April 2002, the Compensation Committee granted 84,400 shares of restricted stock under the Plan to the Company’s Chief Operating Officer.  The shares vest one-third each year over the subsequent three years of continued employment.  After giving effect to outstanding awards, there were, at June 29, 2002, 145,000 remaining unissued shares under the Company’s Restated Stock Option and Incentive Award Plan.  Unamortized deferred compensation expense with respect to the restricted stock amounted to approximately $146,000 at June 29, 2002 and is being amortized over the three-year vesting period.  Compensation expense related to the issuance of restricted stock aggregated $12,000 in the three and six months ended June 29, 2002.

In May 2002, the Company’s Board of Directors granted options to purchase 10,000 shares of Company stock under the Restated Non-Employee Director Stock Option Plan (the “Directors’ Plan”) to each non-employee director at an exercise price equal to the market value on the date of grant.  Under the option grant, 50% of the shares vest on the second anniversary of the grant date, 25% on the third anniversary and 25% on the fourth anniversary.  All option grants are exercisable for a ten-year period.  Under the Directors' Plan, 180,000 shares of common stock are available for awards.  The remaining unissued shares under the Directors’ Plan totaled 95,000 at June 29, 2002

(6)	SUPPLEMENTAL DISCLOSURE INFORMATION

Inventory balances, by classification, may be summarized as follows (amounts in thousands):

	June 29, 2002	December 29, 2001

Raw Material	$13,288	$12,262
Finished Goods	5,915	5,868
Supplies	561	491

	$19,764	$18,621

Significant components of accrued expenses and other current liabilities may be summarized as follows (amounts in thousands):

	Balance at	Balance at
	June 29, 2002	December 29, 2001

Accrued employee compensation and benefits	$7,218	$6,452
Accrued rent expense	$3,943	$4,714
Accrued capital expenditures	$--	$584
Customer deposit liability	$3,932	$2,491
Accrued interest	$3,676	$3,691

Prior to emergence from bankruptcy, we stopped accruing interest on unsecured debt.  Contractual interest for the two and five months ending June 2, 2001 was $3.0 million and $8.1 million, respectively.  The components of interest expense, net, may be summarized as follows (amounts in thousands):

Successor

Predecessor

	Three months ended	One month ended	Two months ended
	June 29, 2002	June 30, 2001	June 2, 2001

Interest expense on debt and capital leases	$3,576	$1,133	$246
Purchase discounts on invoice payments	(115)	(5)	(14)
Finance fees	69	11	159
Interest income	(18)	(37)	--
Other	52	7	20

	$3,564	$1,109	$411

Successor

Predecessor

	Six months ended	One month ended	Five months ended
	June 29, 2002	June 30, 2001	June 2, 2001

Interest expense on debt and capital leases	$7,186	$1,133	$805
Purchase discounts on invoice payments	(232)	(5)	(44)
Finance fees	147	11	349
Interest income	(52)	(37)	--
Other	95	7	40

	$7,144	$1,109	$1,150

Interest expense excludes interest income of $38,000 and $127,000 for the two and five months ended June 2, 2001, respectively.  These amounts were treated as reorganization items.

(7)	COMPREHENSIVE INCOME

Comprehensive income / (loss), which consists of net income and foreign currency translation adjustments, was a loss of approximately $677,000 and income of $114.7 million for the one month and two months ended June 30, 2001 and June 2, 2001, respectively, and a loss of approximately $1.7 million for the three months ended June 29, 2002.  Comprehensive income was approximately $113.3 million and a loss of $3.1 million for the five and six months ended June 2, 2001 and June 29, 2002, respectively.

(8)	NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.”  One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact of this Statement.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. We have not yet completed our evaluation of the impact of adopting this Statement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company’s results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period.  At June 29, 2002, the Company operated 518 vision centers, versus 503 vision centers at June 30, 2001.

The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001.  Results of operations for the 3-day period from May 31, 2001 through June 2, 2001 were not material.  The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods.  However, for purposes of this discussion, the Successor results for the one month ended June 30, 2001 have been combined with the Predecessor results of two and five months ended June 2, 2001 and then compared to the Successor results for the three and six months ended June 29, 2002.

These periods are summarized in the following tables:

National Vision, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three months ended	Three months ended
	June 29, 2002	June 30, 2001

Net sales	$61,236	$64,428
Cost of goods sold	26,982	28,531

Gross profit	34,254	35,897
Selling, general & administrative expense	32,246	35,844

Operating income	2,008	53
Interest expense	3,564	1,520

Earnings / (loss) before reorganization expense & taxes	(1,556)	1,467
Reorganization items and fresh-start adjustments	--	(98,261)

Earnings / (loss) before taxes & extraordinary item	(1,556)	96,794
Income tax benefit	--	--

Net earnings / (loss) before extraordinary item	(1,556)	96,794
Extraordinary items, net of tax	--	17,182

Net earnings / (loss)	$(1,556)	$113,976

EBITDA prior to significant provisions	$6,876	$7,415

	Six months ended	Six months ended
	June 29, 2002	June 30, 2001

Net sales	$123,109	$139,163
Cost of goods sold	53,961	63,056

Gross profit	69,148	76,107
Selling, general & administrative expense	64,980	74,915

Operating income / (loss)	4,168	1,192
Interest expense	7,144	2,259

Earnings/ (loss) before reorganization expense & taxes	(2,976)	1,067
Reorganization items and fresh-start adjustments	--	(96,473)

Earnings / (loss) before taxes & extraordinary item	(2,976)	95,406
Income tax benefit	--	--

Net earnings / (loss) before extraordinary item	(2,976)	95,406
Extraordinary items, net of tax	--	17,182

Net earnings / (loss)	$(2,976)	$112,588

EBITDA prior to significant provisions	$13,989	$11,436

THREE MONTHS ENDED JUNE 29, 2002 (THE “CURRENT THREE MONTHS”) COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 (THE “PRIOR THREE MONTHS”)

CONSOLIDATED RESULTS

Net Sales.  The Company recorded net sales of $61.2 million in the Current Three Months, a decrease of 5% from sales of $64.4 million in the Prior Three Months.  Sales decreased primarily due to the disposal of the Company’s freestanding stores in April 2001.  These stores had sales of $4.4 million in the second quarter of 2001.  This decrease was partially offset by domestic comparable store sale increase of 1.0% and new store openings.

Gross Profit.  In the Current Three Months, gross profit decreased to $34.3 million from $35.9 million in the Prior Three Months.  This decrease in gross profit dollars was primarily driven by a reduction in sales caused by the 2001 disposal of freestanding locations.  However, the disposal of unprofitable stores had a favorable impact on gross margin percentages that increased to 55.9% in the Current Three Months versus 55.7% in the Prior Three Months.  This margin improvement was partially offset by an increase in rent expense (which is a component of Gross Profit) for the Wal-Mart division.  This was due to approximately 50 vision centers entering the “3-year option period” of the Wal-Mart lease.  The option period effectively increases each location’s minimum rent requirement.  We expect this trend of increased rent to continue as additional Wal-Mart locations enter the “option period” of their lease.

Selling, General, And Administrative Expense(“SG&A expense”).  SG&A expense (which includes both store operating expenses and home office overhead) decreased to $32.2 million in the Current Three Months from $35.8 million for the Prior Three Months.  The dollar decrease was partially the result of $3.9 million fewer managed care receivable write-offs in the Current Three Months.  A further decrease in SG&A dollars is attributable to l) reductions of approximately $1.0 million in retail, field supervision, and home office payroll costs resulting from the 2001 disposal of freestanding locations, 2) decreases in advertising spending as we changed our product presentation, and 3) increases in professional fees and administrative costs arising out of the difficult legal and regulatory environment in California.  These dollar decreases were partially offset by increases in depreciation and amortization expense of approximately $1.5 million resulting from the increase in fair value of certain assets established as part of fresh start accounting in May 2001.  SG&A expense also decreased as a percent of sales from 55.6% in the Prior Three Months to 52.6% in the Current Three Months.

The percentage decrease in SG&A expense was primarily attributable to the above-mentioned factors with the exception of retail-level payroll costs, which increased 0.8% of sales over the Prior Three Months.  This percentage increase was due to an increase in rates in certain markets, where growing competition resulted in upward pressure on rates for optical personnel.

Operating Income.  Operating income for the Current Three Months increased to $2.0 million from $53,000 in the Prior Three Months primarily due to the disposal of the freestanding operations in April 2001.   Operating income as a percentage of sales was 3.3% in the Current Three Months, compared to break even levels in the Prior Three Months.

Interest Expense.  Interest Expense increased to $3.6 million compared to $1.5 million in the Prior Three Months.  As a result of the Chapter 11 filing, the Company did not accrue interest on unsecured debt until it emerged from Chapter 11 on May 31, 2001.  Contractual interest for the two months ended June 2, 2001 was $3.0 million.

Reorganization Items.  Generally accepted accounting principles require that these charges, incurred subsequent to the Company’s Chapter 11 filing, be presented below operating income as “Reorganization Items.”  Results for the second quarter of 2001 include charges that were incurred after the Company’s Chapter 11 filing.  The table below summarizes these charges (amounts in thousands):

Two Months Ended June 2, 2001

Fresh-start adjustments	$(114,263)
Provision for rejected leases	895
Loss on sale of freestanding division	9,688
Other store closing costs	495
Professional fees	1,000
Retention plan	3,231
Interest income	(38)
Letter of credit reserve on DIP Facility	197
Other reorganization items	534

Total reorganization items	$(98,261)

Benefit For Income Taxes.  The Company recorded a pre-tax  operating loss in the Current Three Months.  No income tax benefit has been recorded due to the uncertainty of realizability.

Extraordinary Item.   The extraordinary item in the Prior Three Months represents the gain on extinguishment of debt as recorded in fresh start accounting.

Net Income.  The Company posted a net loss of $1.5 million versus net income of $114.0 million in the Prior Three Months.  The current period variance is primarily the result of the fresh-start adjustments and the gain on extinguishment of debt recognized in May 2001 as the Company emerged from Chapter 11.

EBITDA Prior to Significant Provisions.   EBITDA is calculated as operating income before interest, taxes, depreciation and amortization.  EBITDA prior to significant provisions is calculated as EBITDA prior to significant non-cash charges.  EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.  In addition, it is the basis for the calculation of the Company’s Excess Cash Repayment under the Senior Subordinated Notes.  However, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of the Company’s operating performance or as a measure of liquidity.  EBITDA is not necessarily comparable to similarly titled measures for other companies.  Due to the reorganization, EBITDA prior to June 2, 2001 may not be meaningful.   The following is a reconciliation of operating income to EBITDA prior to significant provisions:

	Three Months Ended

	June 29, 2002	June 30, 2001

Operating income	$2,008	$53
Add-back depreciation and amortization	4,868	3,462

EBITDA	$6,876	$3,515
Add-back significant provisions:
Non-cash charge for managed care receivables	--	3,900

EBITDA prior to significant provisions	$6,876	$7,415

SIX MONTHS ENDED JUNE 29, 2002 (THE “CURRENT SIX MONTHS”) COMPARED TO SIX MONTHS ENDED JUNE 30, 2001 (THE “PRIOR SIX MONTHS”)

CONSOLIDATED RESULTS

Net Sales.  The Company recorded net sales of $123.1 million in the Current Six Months, a decrease of 12% from sales of $139.2 million in the Prior Six Months.  Sales decreased primarily due to the disposal of the Company’s freestanding stores in April 2001.  These stores had sales of $18.2 million in the Prior Six Months.  This decrease was partially offset by a domestic comparable store sales increase of 1.5% and new store openings.

Gross Profit.In the Current Six Months, gross profit decreased to $69.1 million from $76.1 million in the Prior Six Months.  This decrease in gross profit dollars was primarily driven by a reduction in sales caused by the disposal of the freestanding locations.   The disposal of unprofitable stores, however, had a favorable impact on gross margin percentages that increased to 56.2% from 54.7% in the Prior Six Months.  This margin improvement was partially offset by an increase in rent expense (which is a component of Gross Profit) for the Wal-Mart division.  This was due to approximately 50 vision centers entering the “3-year option period” of the Wal-Mart lease.  The option period effectively increases each location’s minimum rent requirement.  We expect this trend of increased rent to continue as additional Wal-Mart locations enter the “option period” of their lease.

Selling, General, And Administrative Expense(“SG&A expense”).  SG&A expense (which includes both store operating expenses and home office overhead) decreased to $65.0 million in the Current Six Months from $74.9 million for the Prior Six Months.  The dollar decrease was primarily the result of (1) fewer payroll, depreciation and other expenses due to the above-mentioned store closures and (2) $3.9 million fewer managed care receivable write-offs in the Current Six Months.  These decreases were partially offset by 1) increases in the amortization of Intangible Value of Contractual Rights and depreciation of revalued fixed assets, both of which were established as part of fresh start accounting and 2) increases in professional fees and administrative costs arising out of the difficult legal and regulatory environment in California.  SG&A expense also decreased as a percent of sales from 53.8% in the Prior Six Months to 52.8% in the Current Six Months.

Decreases in SG&A expense as a percent of sales were primarily driven by the factors mentioned above, but also by a decrease in advertising spending in the second quarter of 2002.

Operating Income.  Operating income for the Current Six Months increased to $4.2 million from $1.2 million in the Prior Six Months primarily due to the disposal of the freestanding operations in April 2001.  Operating income as a percentage of sales was 3.4% in the Current Six Months, compared to 0.9% in the Prior Six Months.

Interest Expense.  Interest expense increased to $7.1 million in the Current Six Months, compared to $2.3 million in the Prior Six Months.  As a result of the Chapter 11 filing, the Company did not accrue interest on unsecured debt until it emerged from Chapter 11 in May 2001.  Contractual interest for the five months ended June 2, 2001 was $8.1 million.

Reorganization Items.  Generally accepted accounting principles require that these charges, incurred subsequent to the Company’s Chapter 11 filing, be presented below operating income as “Reorganization Items.”  Results for the Prior Six Months include charges which were incurred after the Company’s Chapter 11 filing.  The table below summarizes these charges (amounts in thousands):

Five Months Ended
June 2, 2001

Fresh start adjustments	$(114,263)
Impairment of fixed assets	33
Provision for rejected leases	1,592
Loss on disposal of freestanding division	9,688
Other store closing costs	532
Retention plan	3,231
Professional fees	2,008
Letter of credit reserve on DIP Facility	197
Interest income on accumulated cash	(127)
Other reorganization costs	636

$(96,473)

Benefit For Income Taxes.  The Company recorded a pre-tax operating loss in the Current Six Months.  No income tax benefit has been recorded due to the uncertainty of realizability.

Extraordinary Item.   The extraordinary item in the Prior Six Months represents the gain on extinguishment of debt as recorded in fresh start accounting.

Net Income.  The Company posted a net loss of $3.0 million versus net income of $112.6 million in the Prior Six Months.  The current period variance is primarily the result of the fresh-start adjustments and the gain on extinguishment of debt recognized in May 2001 as the Company emerged from Chapter 11.

EBITDA Prior to Significant Provisions.   EBITDA is calculated as operating income before interest, taxes, depreciation and amortization.  EBITDA prior to significant provisions is calculated as EBITDA prior to significant non-cash charges.  EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.  In addition, it is the basis for the calculation of the Company’s Excess Cash Repayment under the Senior Subordinated Notes.  However, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of the Company’s operating performance or as a measure of liquidity.  EBITDA is not necessarily comparable to similarly titled measures for other companies.  Due to the reorganization, EBITDA prior to June 2, 2001 may not be meaningful.  The following is a reconciliation of operating income to EBITDA prior to significant provisions:

	Six Months Ended

	June 29, 2002	June 30, 2001

Operating income	$4,168	$1,192
Add-back depreciation and amortization	9,821	6,344

EBITDA	$13,989	$7,536
Add-back significant provisions:
Non-cash charge for managed care receivables	--	3,900

EBITDA prior to significant provisions	$13,989	$11,436

Historical Pro Forma Results of Ongoing Operations

The following pro forma information presents the Company's results of operations for the retail store operations retained by the Company upon emergence from bankruptcy ("Ongoing operations," "Ongoing host operations").  Accordingly, such pro forma data is presented as if the freestanding operations were closed or disposed of as of the beginning of 2001.  Costs related to the bankruptcy, reorganization and restructuring costs, as well as large non-cash provisions, are also excluded.

2002	First	Second
	Quarter	Quarter

Domestic store comp %	1.5%	1.0%
Store count at end of period	516	518

Net sales	$61,873	$61,236
Gross profit	$34,893	$34,254
Operating income	$2,160	$2,008
EBITDA prior to significant
provisions	$7,113	$6,876

Capital expenditures	$796	$1,357
Depreciation and amortization	$4,953	$4,868

2001	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2001

Domestic store comp %	-1.0%	1.0%	-0.5%	-1.5%	-0.5%
Store count at end of period	502	503	505	514	514

Net sales	$60,906	$60,042	$59,741	$57,196	$237,885
Gross profit	$33,357	$33,699	$33,644	$30,100	$130,800
Operating income	$4,428	$3,689	$2,204	$(48)	$10,274
EBITDA prior to significant
provisions	$7,245	$7,132	$7,183	$4,862	$26,423

Capital expenditures	$1,200	$1,100	$970	$1,445	$4,715
Depreciation and amortization	$2,817	$3,443	$4,979	$4,910	$16,149

The following is a reconciliation of reported results for the three and six months ended June 30, 2001 to the historical pro forma results as if the freestanding operations were closed or disposed of as of the beginning of the periods presented.  No pro forma results are presented for the three and six months ended June 29, 2002, as these periods did not include the freestanding operation nor any restructuring expenses.

	Three Months Ending
	June 30, 2001

	As Reported (A)		Adjustments		Pro Forma

Net sales	$64,428		$4,386	(C)	$60,042
Cost of goods sold	28,531		2,188	(C)	26,343

Gross profit	35,897		2,198		33,699
Less selling, general & administrative	35,844		2,934	(C)	32,910
Addback non-cash provision (B)	3,900	(B)	1,000	(B)	2,900	(B)

Operating income / (loss) (D)	3,953		264		3,689
Addback depreciation and
amortization	3,462		19		3,443

EBITDA prior to significant provisions	$7,415		$283		$7,132

	Six Months Ending
	June 30,2001

	As Reported (A)		Adjustments		Pro Forma

Net sales	$139,163		$18,215	(C)	$120,948
Cost of goods sold	63,056		9,164	(C)	53,892

Gross profit	76,107		9,051		67,056
Less selling, general & administrative	74,915		13,076	(C)	61,839
Addback non-cash provision (B)	3,900	(B)	1,000	(B)	2,900	(B)

Operating income / (loss) (D)	5,092		(3,025)		8,117
Addback depreciation and
amortization	6,344		84		6,260

EBITDA prior to significant provisions	$11,436		$(2,941)		$14,377

(A)	Represents the combination of the Predecessor Company’s financial results for the two and five months ended June 2, 2001, respectively, and the Successor Company’s financial results for the one month ending June 30, 2001.

(B)	Represents the significant non-cash charge incurred for uncollectible accounts receivable of the Predecessor Company, of which $2.9 million related to ongoing host operations.
(C)	Represents the results of the freestanding operations that were either sold or closed during the restructuring of the Company.
(D)

For purposes of this pro forma presentation, Operating income excludes significant non-cash provisions, as well as costs associated with the bankruptcy, reorganization and restructuring of the Company.

Three Months Ended June 29, 2002 (“Current Three Months”) Compared to the Pro Forma Three Months Ended June 30, 2002 (“Pro Forma Prior Three Months”)

The following is a summary of the Company’s results for the Current Three Month period compared with the Company’s historical pro forma results of ongoing operations for the Prior Three Month period.

	Three Months Ended

June 29, 2002		June 30, 2001

Domestic store comp %	1.0%	1.0%
Store count at end of period	518	503

Net sales	$61,236	$60,042
Gross profit	$34,254	$33,699
Operating income (A)	$2,008	$3,689
EBITDA prior to significant provisions	$6,876	$7,132

Capital expenditures	$1,357	$1,100
Depreciation and amortization	$4,868	$3,443
(A)

The most significant variance in this pro forma information is the $1.7 million decrease in operating income, which  is primarily due to the additional amortization of the Intangible Value of Contractual Rights and the depreciation of revalued fixed assets totaling approximately $1.5 million in the current Three Months.  Other noteworthy factors are discussed below:

--  Net sales have increased over the Pro Forma Prior Three Months primarily due to a 1.0% domestic comparable store sales increase.

--  Gross profit as a percent of sales decreased to 55.9% from 56.1% in the Pro Forma Prior Three Months.  This decrease was driven by the following factors:

1)     The Company had a contact lens sales promotion in June 2002, which shifted the sales mix toward contact lenses.  Contact lenses have a significantly lower gross margin than eyeglasses.

2)     Rent expense, which is a component of gross profit, increased 0.4% of sales due to 50 more vision centers entering the “3-year option period” of the Wal-Mart lease.

3)     These negative factors were partially offset by an improvement in lens fabrication costs in the labs.

--  Operating income decreased by $1.7 million from 6.1% as a percent of sales in the Pro Forma Prior Three Months to 3.3% in the Current Three Months.  This decrease is primarily attributable to the amortization of the Intangible Value of Contractual Rights and depreciation of revalued fixed assets, both of which were established during fresh start accounting.

--  EBITDA prior to significant provisions declined by approximately $250,000 in the Current Three Months from 11.9% of sales to 11.2% of sales.  This percentage decrease is attributable to the above-mentioned factors, as well as increases in retail-level payroll costs and repair and maintenance costs.

Six Months Ended June 29, 2002 (“Current Six Months”) Compared to the Pro Forma
Six Months Ended June 30, 2001 (“Pro Forma Prior Six Months”)
	Six Months Ended

June 29, 2002		June 30, 2001

Domestic store comp %	1.5%	0.0%
Store count at end of period	518	503

Net sales	$123,109	$120,948
Gross profit	$69,148	$67,056
Operating income (B)	$4,168	$8,117
EBITDA prior to significant provisions	$13,989	$14,377

Capital expenditures	$2,153	$2,300
Depreciation and amortization	$9,821	$6,260
(B)

The most significant variance in this pro forma information is the $3.9 million decrease in operating income, which  is primarily due to the additional amortization of the Intangible Value of Contractual Rights and the depreciation of revalued fixed assets totaling approximately $3.8 million above the Pro Forma Prior Six Months.  Other factors are discussed below:

--  Net sales have increased over the Pro Forma Prior Six Months primarily due to a 1.5% domestic comparable store sales increase.

--  Gross profit as a percent of sales increased to 56.2% from 55.4% in the Pro Forma Prior Six Months.  This increase was primarily driven by an increase in store gross margins due to lower lens fabrication costs in the labs as well as favorable shifts in frame and lens mix.

--  The improvement in gross profit was partially offset by an increase in rent expense of approximately $800,000 resulting partially from new stores and partially from more Wal-Mart store locations entering the three-year option period, which has a higher minimum rent requirement.

--  Operating income declined in the Current Six Months primarily as a result of the amortization of Intangible Value of Contractual Rights and depreciation of revalued fixed assets, both of which were established during fresh start accounting, totaling approximately $3.2 million and $0.6 million, respectively.

--  Also, SG&A expense increased due to a 1% increase in payroll costs as a percent of sales primarily resulting from new store openings and an increase in rates in certain markets where increased competition has resulted in upward pressure on rates for optical personnel.

--  EBITDA prior to significant provisions declined by approximately $370,000 in the Current Six Months from 11.9% of sales to 11.4% of sales.  This is primarily attributable to the above-mentioned factors, as well as increases in retail-level payroll costs and repair and maintenance costs.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.”  One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption of SFAS 145, the Company will follow APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction" in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact of this Statement.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required as of the beginning of fiscal year 2003. We have not yet completed our evaluation of the impact of adopting this Statement.

Liquidity And Capital Resources.  Our capital needs have been for operating expenses, capital expenditures, the repayment of principal on the Senior Subordinated Notes and interest expense.  Our sources of capital have been cash flow from operations.

It is the Company’s intent to use excess cash for its ongoing operations and repayment of principal on the Company’s outstanding debt.  As of August 5, 2002, the Company’s remaining unused availability under its credit facility with Fleet, after being reduced for letter of credit requirements, has increased slightly to approximately $2.2 million from $1.7 million at December 29, 2001.  At June 29, 2002 and at August 5, 2002, the Company had no borrowings under its credit facility, and had letters of credit of $4.4 million outstanding.  The Company believes that cash generated from operations and funds available under the credit facility will be sufficient to satisfy its cash requirements through 2002.

The Company made a principal redemption payment on the Senior Subordinated Notes of $1.6 million on February 28, 2002.  The Company expects to make a second principal redemption payment of $4.2 million from existing cash balances on August 31, 2002 to bond holders of record on August 15, 2002.  Also, the Company expects to make its third interest payment of approximately $7.1 million from existing cash balances on September 30, 2002.

During the second quarter of 2002, the Company’s Board of Directors authorized the repurchase of up to $3 million of the Company’s Senior Subordinated Notes (in a rolling twelve-month period) in private unsolicited transactions.  As of the end of July, the Company had not repurchased any Notes.

Prior to 2002, we opened 400 domestic Wal-Mart vision centers, as provided for in our Master Lease Agreement.  In the second quarter of 2002, the Company opened 2 Fred Meyer vision centers.  We expect to open between 5 and 7 vision centers in 2002 in host environments other than domestic Wal-Mart depending upon liquidity, construction schedules and other constraints.  For each of our new vision centers, we typically spend between $100,000 and $140,000 for fixed assets and approximately $25,000 for inventory.

Through August 5, 2002, we have converted 5 Wal-Mart vision centers to supercenters.  In all of 2002, we expect to convert between eight and eleven of our existing Wal-Mart vision centers to supercenters.  Each supercenter conversion requires expenditures of approximately $60,000 to $80,000 and effectively “re-starts” that location’s lease term.

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

	Leases Expiring In

							2008 and
Host Company	2002(a)	2003	2004	2005	2006	2007	Thereafter
_____________________________________________________________________________________________
Wal-Mart	6	37	43	43	53	62	156
Fred Meyer	--	--	--	--	--	--	55
_____________________________________________________________________________________________
Totals	6	37	43	43	53	62	211

(a)           The number of leases expiring in 2002 includes one location that was closed at the end of the original lease term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the consolidated financial statements of National Vision, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas that require management’s judgment and the use of estimates include:  reserves for loss, obsolescence and discontinuance of inventory, reserves for uncollectible managed care receivables, accruals for group medical insurance claims and workers’ compensation claims, accruals for remake and warranty costs and  estimates for the deferral of revenue for product not delivered at the end of the reporting period.

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

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues.  The Company recognizes revenue upon delivery of the product.  The Company estimates the specific transactions in which final delivery to the customer has not occurred at the end of the period presented.  These estimates are based on historical trends and take into consideration current changes in the Company’s manufacturing and distribution process.

Management must make estimates of potential returns, warranty and replacement of all or part of the eyewear sold to a customer.  We analyze historical remake and warranty activity, consider current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our estimate of these costs.  Differences may result in the amount and timing of revenue and related costs for any period if management made different judgments or utilized different estimates.

Allowance for Uncollectible Receivables under Reimbursement Plans

Managed care accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Substantially all of the Company’s receivables are due from health care plans or third-party administrators located throughout the United States.  Approximately 11% of the Company net sales from ongoing businesses relate to products sold to customers that ultimately will be funded in full or in part through private insurance plans, third party insurance administration programs or government reimbursement programs such as Medicare and Medicaid.  Failure by the Company to accurately file for reimbursement on a timely basis with these programs can have an adverse affect on the Company’s collection results which, in turn, will have an adverse affect on liquidity and profitability.

Estimates of our allowance for uncollectible receivables are based on our historical collection experience, historical and current operating, billing and collection trends and a percentage of our receivables by aging category.  Changes in our billing and collection processes, changes in funding policies by insurance plans and changes in our sales mix within insurance plans may have a material affect on the amount and timing of our estimated uncollectible accounts.

Valuation of long-lived and intangible assets

We assess the impairment of identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important, which could trigger an impairment review include (1) a significant underperformance of vision center operations relative to historical or projected future operating results; (2) significant changes in the manner of our use of Company assets or the strategy for our overall retail optical business; (3) significant negative industry or economic trends; and (4) a permanent adverse change in cash flows generated by an operation.

If we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected cash flow model.  If the projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow method.  Significant management judgment is required regarding the existence of impairment indicators as discussed above.  Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carry forward.  Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at a rate equal to our combined federal and state effective rates.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Other Accounting Policies

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment.

                RISK FACTORS.  Any expectations, beliefs and other non-historical statements contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements represent the Company’s expectations or belief concerning future events, including the following:  any statements regarding future sales levels, any statements regarding the continuation of historical trends, any statements regarding the Company’s liquidity and any statements regarding tax losses.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.  With respect to such forward-looking statements and others that may be made by, or on behalf of, the Company, the factors described as “Risk Factors” in the Company’s Report on Form 8-K, filed on May 15, 2002, could materially affect the Company’s actual results.

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

INTEREST RATE RISK

The Company borrows long-term debt under its credit facility at variable interest rates.  We therefore incur the risk of increased interest costs if interest rates rise.  As of June 29 and August 5, 2002, the Company has no outstanding borrowing under its credit facility.

PART II
OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the 2002 Annual Meeting of Shareholders (held on May 23, 2002), the shareholders voted upon and elected management’s nominees for directors.  The results of the voting are as follows:

DIRECTORS	VOTES FOR	VOTES AGAINST	VOTES WITHHELD	ABSTENTIONS	BROKER NON-VOTES

B. Robert Floum	3,220,758		46
Marc Nelson	3,220,804		0
Jeffrey Snow	3,220,804		0
Peter T. Socha	3,220,758		46
James W. Krause	3,220,664		140

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number

First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries, dated April 13, 2001, incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 1, 2001.	2.1

Modification to First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries and First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, Filed by Frame-N-Lens Optical, Inc.; Midwest Vision, Inc.; New West Eyeworks, Inc., and Certain of Their Debtor Subsidiaries, dated May 17, 2001, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on June 1, 2001.	2.2

Amended and Restated Articles of Incorporation of the Company, dated April 8, 1992, as amended, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A filed with the SEC on August 9, 2001.	3.1

Amended and Restated By-Laws of the Company, incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.	3.2

- 30 -

Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed with the SEC on August 9, 2001.	4.1

Rights Agreement dated as of January 17, 1997 between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on January 17, 1997.	4.2

Amendment to Rights Agreement, dated as of March 1, 1998, between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 8-A filed with the SEC on March 24, 1998.	4.3

Indenture, dated as of June 15, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit TC3 to the Company's Application for Qualification of Indenture on Form T-3 filed with the SEC on May 31, 2001.	4.4

First Amendment of Indenture, dated as of July 6, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A filed with the SEC on August 9, 2001.	4.5

Registration Rights Agreement, dated as of May 31, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A filed with the SEC on August 22, 2001.	4.6

Amendment to Registration Rights Agreement, dated as of August 7, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.9 to the Company's Amendment to Quarterly Report on Form 10-Q/A filed with the SEC on August 22, 2001.	4.7

Lock-Up Agreement, dated May 31, 2001 between Scudder High Yield Series -- Scudder High Yield Fund and the Company, incorporated by reference to Exhibit 4.8 to the Company's Report on Form 10-K for fiscal 2001.	4.8

Lock-Up Agreement, dated May 31, 2001, between U.S. Bancorp Investments, Inc. and the Company, incorporated by reference to Exhibit 4.9 to the Company's Report on Form 10-K for fiscal 2001.	4.9

Second Amendment of Indenture, dated as of December 7, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.10 to the Company's Report on Form 10-K for fiscal 2001.	4.10

Restricted Stock Award made as of April 11, 2002 by the Company to L. Reade Fahs	10.1

Form Performance Share Award Agreement	10.2

Form Stock Option 2001 Grant for Employees	10.3

Press Release dated August 13, 2002	99.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.2

(b)	Reports on Form 8-K.

The following reports on Form 8-K have been filed during the quarter for which this report is filed:

Date of Report	Item Reported	Financial Statements Filed

May 15, 2002	Item 4, Item 5	none

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Angus C. Morrison
Angus C. Morrison
Senior Vice President
Chief Financial Officer

By: /s/ S. Lynn Butler
S. Lynn Butler
Principal Accounting Officer

August 13, 2002