Form 10-Q
period 2002-09-28
NATIONAL VISION INC
filed 2002-11-12
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
September 28, 2002	Number 0-20001

NATIONAL VISION, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1910859
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

296 Grayson Highway
Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 822-3600

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
                                                          YES   ☑           NO   ☐

The number of shares of Common Stock of the registrant outstanding as of November 2, 2002 was 5,084,400, including shares that are part of the disputed claims reserve in the registrant's Chapter 11 Case.

 FORM 10-Q INDEX

		Page
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -	3
	Successor – September 28, 2002 and December 29, 2001

	Condensed Consolidated Statements of Operations -	5
	Successor – Three Months Ended September 28, 2002
	Successor – Three Months Ended September 29, 2001

	Successor – Nine Months Ended September 28, 2002	6
	Successor – Four Months Ended September 29, 2001
	Predecessor – Five Months Ended June 2, 2001

	Condensed Consolidated Statements of Cash Flows -	7
	Successor – Nine Months Ended September 28, 2002
	Successor – Four Months Ended September 29, 2001
	Predecessor – Five Months Ended June 2, 2001

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion And Analysis Of	15
	Financial Condition And Results Of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	31

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 5.	Other Information	32

Item 6.	Exhibits And Reports On Form 8-K	32

Signatures		34

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		35

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 28, 2002 and December 29, 2001
(In thousands except share information)

	September 28, 2002
	(unaudited)	December 29, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$6,088	$9,846
Accounts receivable
(net of allowance: 2002 - $1,337; 2001 - $2,377)	2,372	3,939
Inventories	19,680	18,621
Other current assets	1,338	636

Total current assets	29,478	33,042

Property And Equipment:
Equipment	19,810	17,731
Furniture and fixtures	7,608	6,878
Leasehold improvements	6,546	6,008
Construction in progress	400	1,061

	34,364	31,678
Less accumulated depreciation	(15,778)	(6,996)

Net property and equipment	18,586	24,682

Intangible Value of Contractual Rights
(net of accumulated amortization: 2002 - $10,051;		109,246
2001 - $4,370)	103,566	103,566

Other Assets And Deferred Costs
(net of accumulated amortization: 2002 -- $557;		1,561
2001 - $270)	1,103	1,103

Deferred Income Tax Assets	--	385

	$152,733	$168,916

	September 28, 2002
	(unaudited)	December 29, 2001

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,588	$3,935
Accrued expenses and other current liabilities	20,159	25,695
Current portion, other long-term debt	--	12

Total current liabilities	24,747	29,642

Senior Subordinated Notes	112,562	120,000
Commitments and Contingencies	--	--
Shareholders' Equity:
Preferred stock, $1 par value; 5,000,000 shares
authorized, none issued	--	--
Common stock $0.01 par value; 10,000,000 shares authorized,
5,084,400 shares issued and outstanding	50	50
Additional paid-in capital	24,964	24,940
Retained deficit	(9,589)	(5,860)
Accumulated other comprehensive income	(1)	144

	15,424	19,274

Total shareholders' equity	$152,733	$168,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Successor

	Three months	Three months
	ended	ended
	September 28, 2002	September 29, 2001

Retail sales, net	$61,075	$59,741
Premium revenue	670	--

Total net sales	61,745	59,741
Cost of goods sold	27,387	26,097

Total gross profit	34,358	33,644
Selling, general & administrative expense	32,119	31,440

Operating income	2,239	2,204
Interest expense, net	3,539	3,673

Loss before taxes and extraordinary item	(1,300)	(1,469)
Income taxes	--	--

Net loss before extraordinary item	(1,300)	(1,469)
Extraordinary item, net of taxes	547	--

Net loss	$(753)	$(1,469)

Basic and diluted loss per share:
Loss before extraordinary item	$(0.26)	$(0.29)
Extraordinary item, net	0.11	--

Net loss per share	$(0.15)	$(0.29)

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Successor		| | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | |	Predecessor

	Nine months	Four months		Five months
	ended	ended		ended
	September 28, 2002	September 29, 2001		June 2, 2001

Retail sales, net	$184,183	$78,347		$120,557
Premium revenue	1,370	--		--

Total net sales	185,553	78,347		120,557
Cost of goods sold	82,047	34,392		54,761

Total gross profit	103,506	43,955		65,796
Selling, general & administrative expense	97,099	41,378		64,977

Operating income	6,407	2,577		819
Interest expense, net	10,683	4,782		1,150

Loss before reorganization expense & taxes	(4,276)	(2,205)		(331)
Reorganization items and fresh-start adjustments	--	--		(96,473)

Earnings / (loss) before taxes and extraordinary
items	(4,276)	(2,205)		96,142
Income taxes	--	--		--

Net earnings / (loss) before extraordinary items	(4,276)	(2,205)		96,142
Extraordinary items, net of tax	547	--		17,182

Net earnings / (loss)	$(3,729)	$(2,205)		$113,324

Basic and diluted earnings / (loss) per share:
Earnings / (loss) before extraordinary items	$(0.86)	$(0.44)		$4.54
Extraordinary items, net	0.11	--		0.81

Net earnings / (loss) per share	$(0.75)	$(0.44)		$5.35

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In thousands)

	Successor		| | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | | |	Predecessor

	Nine months	Four month		Five months
	ended	ended		ended
	September 28, 2002	September 29, 2001		June 2, 2001

Cash flow from operating activities:
Net income / (loss)	$(3,729)	$(2,205)		$113,324
Adjustments to reconcile net income / (loss) to
cash provided by operating activities:
Depreciation & amortization	14,612	6,515		4,808
Reorganization items	--	--		17,790
Fresh-start adjustments	--	--		(114,263)
Extraordinary item	(547)	--		(17,182)
Other	144	348		(84)
Changes in operating assets & liabilities, net of
effects of dispositions and fresh-start adjustments:
Accounts receivable	1,567	611		2,777
Inventories	(1,059)	1,459		1,440
Other current assets	(317)	180		597
Accounts payable	653	2,488		1,210
Accrued expenses and other current liabilities	(5,201)	(4,387)		(853)

Total adjustments	9,852	7,214		(103,760)

Net cash provided by operating activities	6,123	5,009		9,564

Cash flow from investing activities:
Proceeds from sale of freestanding operations	--	--		5,656
Purchase of property & equipment	(2,978)	(1,305)		(2,084)

Net cash provided by / (used in) investing activities	(2,978)	(1,305)		3,572

Cash flow from financing activities:
Advances on revolver	7,327	77,614		125,063
Payments on revolver	(7,327)	(80,614)		(134,975)
Repayments of principal on Senior
Subordinated Notes	(5,797)	--		--
Repurchase of Senior Subordinated Notes	(1,094)	--		--
Payment of financing costs	--	(217)		(125)
Common stock issuance costs	--	(10)		--
Principal payments on other long-term debt	(12)	(48)		--

Net cash used in financing activities	(6,903)	(3,275)		(10,037)

Net increase / (decrease) in cash	(3,758)	429		3,099
Cash, beginning of period	9,846	11,165		8,066

Cash, end of period	$6,088	$11,594		$11,165

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2002
(Unaudited)

(1)	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision, Inc.  (f.k.a. Vista Eyecare, Inc., “National Vision” or  the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and  notes thereto.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have  been  made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 28, 2002.  Certain amounts in the financial statements have been reclassified to conform to the current period presentation.

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

The indenture governing the Company's Senior Subordinated Notes provides for semi-annual payments of interest (on March 30 and September 30 of each year, to holders of record on March 15 and September 15, respectively).  The indenture also provides for semi-annual redemptions of notes (on February 28 and August 31 of each year, to holders of record on February 13 and August 15, respectively) in the amount of the "Excess Cash Flow" (if any) generated by the Company in the fiscal six-month period ending on the last day of December and June (for the February and the August redemptions, respectively).  Excess Cash Flow is defined as EBITDA plus or minus working capital changes less the sum of capital expenditures, cash interest payments and cash tax payments, and is limited to the extent that the Company must maintain a minimum cash balance of $3 million as of the measurement date.

On September 27, 2002 the Company made a semi-annual interest payment in the amount of $6.7 million from existing cash balances.  On August 28, 2002, the Company made a partial redemption in the amount of $4.2 million, plus accrued interest of $200,000.

The redemption payment was based on results for the six-month period ended June 29, 2002.  The calculation of the redemption payment, which is based on earnings before interest, taxes, depreciation, and amortization, is set forth in the following table (in millions):

Six Months ended June 29, 2002

Consolidated EBITDA (a)	$14.0

Less:
Increase in working capital (b)	0.5

Less:
Taxes	--
Interest expense	7.1
Capital expenditures	2.2
Payments of principal on notes	--

Excess Cash Repayment	$4.2

(a)	EBITDA is calculated as operating income before interest, taxes, depreciation and amortization expense. EBITDA is the basis for the calculation of the Company's Excess Cash Repayment under the Senior Subordinated Notes. However, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of the Company’s operating performance or as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures for other companies.

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

During the third quarter of 2002, the Company's Board of Directors authorized the Company to spend up to $3 million in cash to repurchase the Company's Senior Subordinated Notes, within a rolling twelve-month period.  The initial twelve-month rolling period started in August 2002.  As of September 28, 2002, the Company had repurchased Notes with a face value of $1.7 million for $1.2 million in cash (which included $90,000 of accrued interest), resulting in an extraordinary gain of $547,000.

(3)	REORGANIZATION ITEMS AND FRESH-START ADJUSTMENTS

The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001.  Generally accepted accounting principles require that these charges, incurred subsequent to the Company’s Chapter 11 filing, be presented below operating income as “Reorganization Items and Fresh-Start Adjustments.”  Results for the first five months of 2001 include charges that were incurred as part of the Company’s Chapter 11 case.  The table below summarizes these charges (in thousands):

Five Months Ended June 2, 2001

Fresh-start adjustments	$ (114,263)
Provision for rejected leases	1,592
Loss on sale of freestanding division	9,688
Impairment of fixed assets	33
Other store closing costs	532
Professional fees	2,008
Retention plan	3,231
Interest income	(127)
Letter of credit reserve on DIP Facility	197
Other reorganization items	636

Total reorganization (gain) / loss	$ (96,473)

(4)	EARNINGS PER COMMON SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the quarter.  Diluted earnings per common share were computed as basic earnings per common share, adjusted for outstanding  stock options and other equity grants that are dilutive.  The computation for basic and diluted earnings per share may be summarized as follows ( in thousands except share and per share information):

	Successor

	Three months	Three months
	ended	ended
	September 28, 2002	September 29, 2001

Net loss before extraordinary item	$(1,300)	$(1,469)
Extraordinary item, net	547	--

Net loss	$(753)	$(1,469)

Weighted average shares outstanding, basic & diluted	5,000	5,000

Basic & diluted loss per share:
Loss before extraordinary item	$(0.26)	$(0.29)
Extraordinary item, net	0.11	--

Net loss per share	$(0.15)	$(0.29)

	Successor		| | | | | | | | | | | | | | | | | | | | | | | | |	Predecessor

	Nine Months	Four months		Five months
	ended	ended		ended
	September 28, 2002	September 29, 2001		June 2, 2001

Net earnings / (loss) before extraordinary items	$(4,276)	$(2,205)		$96,142
Extraordinary items, net	547	--		17,182

Net earnings / (loss)	$(3,729)	$(2,205)		$113,324

Weighted average shares outstanding, basic and diluted	5,000	5,000		21,169
Basic and diluted loss per share:
Net earnings / (loss) before extraordinary items	$(0.86)	$(0.44)		$4.54
Extraordinary items	0.11	--		0.81

Net earnings / (loss) per share	$(0.75)	$(0.44)		$5.35

No outstanding options were included in the above calculation as their impact would be anti-dilutive for all periods presented.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002
(Unaudited)

(5)	EQUITY TRANSACTIONS

Under the Company's Restated Stock Option and Incentive Award Plan (the "Plan"), the Compensation Committee may issue stock options and other equity awards, covering up to a total of 720,000 shares of common stock.  In April 2002, the Compensation Committee granted 84,400 shares of restricted stock under the Plan to the Company’s President and Chief Operating Officer.  The shares vest one-third each year over the subsequent three years of continued employment.  After giving effect to outstanding awards, there were, at September 28, 2002, 145,000 remaining unissued shares under the Plan.  Unamortized deferred compensation expense with respect to the restricted stock amounted to approximately $134,000 at September 28, 2002 and is being amortized over the three-year vesting period.  Compensation expense related to the issuance of restricted stock aggregated $12,000 and $24,000 in the three and nine months ended September 28, 2002, respectively.

In May 2002, the Company’s Board of Directors granted options to purchase 10,000 shares of Company stock under the Restated Non-Employee Director Stock Option Plan (the “Directors’ Plan”) to each non-employee director at an exercise price equal to the market value on the date of grant.  Under the option grant, 50% of the shares vest on the second anniversary of the grant date, 25% on the third anniversary and 25% on the fourth anniversary.  All option grants are exercisable for a ten-year period.  Under the Directors' Plan, 180,000 shares of common stock are available for awards.  The remaining shares available for grant under the Directors’ Plan totaled 95,000 at September 28, 2002.

(6)	SUPPLEMENTAL DISCLOSURE INFORMATION

Inventory balances, by classification, may be summarized as follows (amounts in thousands):

	September 28, 2002	December 29, 2001

Raw Material	$12,817	$12,262
Finished Goods	6,290	5,868
Supplies	573	491

	$19,680	$18,621

Significant components of accrued expenses and other current liabilities may be summarized as follows (amounts in thousands):

	Balance at	Balance at
	September 28, 2002	December 29, 2001

Accrued employee compensation and benefits	$6,131	$6,452
Accrued rent expense	$5,138	$4,714
Accrued capital expenditures	$59	$584
Customer deposit liability	$3,745	$2,491
Accrued interest	$47	$3,691

Prior to emergence from bankruptcy, we stopped accruing interest on unsecured debt.  Contractual interest for the five months ending June 2, 2001 was $8.1 million.  The components of interest expense, net, may be summarized as follows (amounts in thousands):

Successor

	Three months ended	Three months ended
	September 28, 2002	September 29, 2001

Interest expense on debt and capital leases	$3,517	$3,700
Purchase discounts on invoice payments	(67)	(50)
Finance fees	75	75
Interest income	(49)	(78)
Other	63	26

	$3,539	$3,673

Successor

			| | | | | | | | | | | | | | | | | |

Predecessor

	Nine months ended	Four months ended		Five months ended
	September 28, 2002	September 29, 2001		June 2, 2001

Interest expense on debt and capital leases	$10,703	$4,833		$805
Purchase discounts on invoice payments	(299)	(55)		(44)
Finance fees	222	86		349
Interest income	(101)	(115)		--
Other	158	33		40

	$10,683	$4,782		$1,150

Interest expense excludes interest income of $127,000 for the five months ended June 2, 2001.  This amount was treated as a reorganization item.

(7)	COMPREHENSIVE INCOME / (LOSS)

Comprehensive income / (loss), which consists of net income and foreign currency translation adjustments, was a loss of approximately $1.5 million and approximately $768,000 for the three months ended September 29, 2001 and September 28, 2002, respectively.  Comprehensive income was approximately $113.3 million for the five months ended June 2, 2001.  Comprehensive loss for the four months ended September 29, 2001 was $2.2 million and for the nine months ended September 28, 2002 was $3.9 million.

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

As of December 31, 2001, the Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets and for Long-lived Assets to be Disposed Of.”  The adoption of SFAS No. 144 has had no effect on the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.”  One of the major changes of this statement is to change the accounting for the classification of gains and losses arising from the extinguishment of debt. Upon adoption of SFAS No. 145, the Company will follow APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged.  The Company plans to adopt SFAS No. 145 in fiscal 2003, which will result in future period gains on extinguishment of debt being presented as other income versus as extraordinary items.

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

(9)	SUBSEQUENT EVENT

In October, the Company repurchased Notes with a face value of $2.0 million for $1.3 million in cash, resulting in an extraordinary gain of approximately $629,000.  In November 2002, the Board of Directors revised its prior resolution and authorized the Company to continue to repurchase Notes in private transactions (without any annual limit), subject only to any limitations on repurchases contained in the Company's credit facility.  The Company is actively discussing amendments to its credit facility with its lender and expects that it will shortly complete an agreement that will permit the Company to continue to repurchase the Notes, but subject to limitations required by the lender.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company’s results of operations in any period are significantly affected by the number and mix of vision centers operating during such period.  At September 28, 2002, the Company operated 518 vision centers, versus 505 vision centers at September 29, 2001.

	As of	As of
	September 28, 2002	September 29, 2001

Wal-Mart, domestic	399	399
Fred Meyer	58	55
Military	24	21
Wal-Mart de Mexico	37	30

TOTAL	518	505

The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001.  Results of operations for the 3-day period from May 31, 2001 through June 2, 2001 were not material.  The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-emergence periods.  For purposes of the discussion of Nine-Months Results, the Predecessor results for the five months ended June 2, 2001 have been combined with the Successor results for the four months ended September 29, 2001 and compared to the Successor results for the nine months ended September 28, 2002.  These periods are summarized in the following tables:

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Successor
	Three months	Three months
	ended	ended
	September 28, 2002	September 29, 2001

Retail sales, net	$61,075	$59,741
Premium revenue	670	--

Total net sales	61,745	59,741
Cost of goods sold	27,387	26,097

Total gross profit	34,358	33,644
Selling, general & administrative expenses	32,119	31,440

Operating income	2,239	2,204
Interest expense, net	3,539	3,673

Loss before taxes and extraordinary item	(1,300)	(1,469)
Income taxes	--	--

Net loss before extraordinary item	(1,300)	(1,469)
Extraordinary item, net of taxes	547	--

Net loss	$(753)	$(1,469)

EBITDA prior to significant provisions	$7,030	$7,183

	Nine Months ended	Nine Months ended
	September 28, 2002	September 29, 2001

Retail sales, net	$184,183	$198,904
Premium revenue	1,370	--

Total net sales	185,553	198,904
Cost of goods sold	82,047	89,153

Total gross profit	103,506	109,751
Selling, general & administrative expense	97,099	106,355

Operating income	6,407	3,396
Interest expense, net	10,683	5,932

Loss before reorganization expense & taxes	(4,276)	(2,536)
Reorganization items and fresh-start adjustments	--	(96,473)

Earnings / (loss) before taxes & extraordinary items	(4,276)	93,937
Income taxes	--	--

Net earnings / (loss) before extraordinary items	(4,276)	93,937
Extraordinary items, net of tax	547	17,182

Net earnings / (loss)	$(3,729)	$111,119

EBITDA prior to significant provisions	$21,019	$18,619

THREE MONTHS ENDED SEPTEMBER 28, 2002 (THE “CURRENT THREE MONTHS”) COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 2001 (THE “PRIOR THREE MONTHS”)

CONSOLIDATED RESULTS

Net Sales.  The Company recorded net sales of $61.7 million in the Current Three Months, a 3% increase from sales of $59.7 million in the Prior Three Months.  The sales increase was partially due to premium revenue from a managed care insurance product that the Company began selling in the Wal-Mart California vision centers during the second quarter of 2002.  Revenue from this product contributed approximately $0.7 million of the sales increase for the Current Three Months.  The remaining increase came from a domestic comparable store sales increase of 2.0% and new store openings.

Historically, the Company's in-store presentation of frame and lens options was based on a package price concept.  The package price included a pair of frames, a base lens and certain lens options.  In July, the Company changed its presentation strategy by "unbundling" the package price so that pricing for frames and lenses are separately presented in the store.  The new presentation is intended to be more clear, concise and customer-friendly and is similar to product and price presentation at a majority of our competitors' stores.  After an initial orientation phase, the Company has experienced increases in the average spectacle transaction value and in spectacle unit count.  Although we expect these positive trends to continue, we can provide no assurance regarding future average spectacle transaction value or spectacle unit count.

Gross Profit.  In the Current Three Months, gross profit dollars increased by 2% over gross profit dollars in the Prior Three Months.  The retail and insurance components of sales and gross profit for the Current and Prior Three Months are detailed below:  (in thousands)

	Three Months Ended		Three Months Ended
	September 28, 2002		September 29, 2001

Retail sales, net	$61,075	100.0%	$59,741	100.0%
Retail cost of goods sold	26,764	43.8%	26,097	43.7%

Retail gross profit	$34,311	56.2%	$33,644	56.3%

Premium revenue	$670	100.0%	$--	--%
Claims expense	623	93.0%	--	--%

Insurance gross profit	$47	7.0%	$--	--%

Total net sales	$61,745	100.0%	$59,741	100.0%
Total cost of goods sold	27,387	44.4%	26,097	43.7%

Total gross profit	$34,358	55.6%	$33,644	56.3%

Retail gross profit decreased slightly as a percent of sales in the Current Three Months.  The Company experienced a shift in sales mix toward eyeglasses, coupled with an increase in eyeglass margins in the Current Three Months.  This margin improvement was offset by an increase in rent expense (which is a component of Gross Profit) for the Wal-Mart division.  This was due to approximately 47 vision centers entering the “3-year option period” of the Wal-Mart lease.  The option period effectively increases each location’s minimum rent requirement.  We expect this trend of increased rent to continue as additional Wal-Mart locations enter the “option period” of their lease.

Insurance gross profit represents premium revenue less claims expense for a managed care insurance product that the Company began selling in the Wal-Mart California vision centers in the second quarter of 2002.  We do not expect a significant change in insurance gross profit as a percent of premium revenue in future periods.  The addition of the lower-margin managed care insurance product increases total revenues and gross profit dollars, but decreases total gross profit as a percent of total net sales.

Selling, General, And Administrative Expense (“SG&A expense”).  SG&A expense (which includes both store operating expenses and home office overhead) increased to $32.1 million in the Current Three Months from $31.4 million for the Prior Three Months.   The increase in SG&A dollars was primarily attributable to retail-level payroll costs, which increased approximately $1.1 million or 0.8% of sales over the Prior Three Months.  This percentage increase was due to 1) an increase in health and medical benefit costs and 2) an increase in rates in certain markets, where growing competition resulted in upward pressure on rates for optical personnel.   In addition, SG&A expense was reduced because of decreases in advertising expenditures (as a result of the testing and implementation of our new product presentation).

Operating Income.  Operating income for the Current Three Months remained consistent with the Prior Three Months at $2.2 million.   Operating income as a percentage of sales was 3.6% in the Current Three Months, down slightly from 3.7% in the Prior Three Months.

Interest Expense.  Interest expense was $3.5 million compared to $3.7 million in the Prior Three Months.  The decrease was primarily the result of a weighted-average outstanding debt balance of $116 million in the Current Three Months versus $120 million in the Prior Three Months.  Our Senior Subordinated debt has a fixed interest rate of 12%, which has not changed since issuance in May 2001.

Benefit For Income Taxes.  The Company recorded a pre-tax  operating loss in the Current Three Months.  No income tax benefit has been recorded due to the uncertainty of realizability.

Extraordinary Item.  During the Current Three Months, the Company repurchased Notes with a face value of approximately $1.7 million for $1.2 million in cash, which included accrued interest of approximately $90,000.  These transactions resulted in a non-cash gain of $547,000.  Due to the Company's current pre-tax loss and the decision not to reflect a tax benefit in the current periods, the net tax effect on the extraordinary gain is zero.

Net Income.  The Company posted a net loss of $0.8 million versus a net loss of $1.5 million in the Prior Three Months.

EBITDA Prior to Significant Provisions.    EBITDA is calculated as operating income before interest, taxes, depreciation and amortization.  EBITDA prior to significant provisions is calculated as EBITDA prior to significant non-cash charges.  EBITDA and EBITDA prior to significant provisions exclude gains on extinguishment of debt.   EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.  In addition, it is the basis for the calculation of the Company’s Excess Cash Repayment under the Senior Subordinated Notes.  However, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of the Company’s operating performance or as a measure of liquidity.  EBITDA is not necessarily comparable to similarly titled measures for other companies.  Due to the reorganization, EBITDA prior to June 2, 2001 may not be meaningful.   The following is a reconciliation of operating income to EBITDA prior to significant provisions:  (in thousands)

	Three Months Ended

	September 28, 2002	September 29, 2001

Operating income	$2,239	$2,204
Add-back depreciation and amortization	4,791	4,979

EBITDA and EBITDA prior to significant provisions	$7,030	$7,183

NINE MONTHS ENDED SEPTEMBER 28, 2002 (THE “CURRENT NINE MONTHS”) COMPARED TO NINE MONTHS MONTHS ENDED SEPTEMBER 29, 2001 (THE “PRIOR NINE MONTHS”)

CONSOLIDATED RESULTS

Net Sales.  The Company recorded net sales of $185.6 million in the Current Nine Months, a decrease of $13.4 million, or 7% from the Prior Nine Months.  Sales decreased primarily due to the disposal of the Company’s freestanding stores in April 2001.  These stores had sales of $18.2 million in the Prior Nine Months.  This decrease was partially offset by a domestic comparable store sales increase of 1.5%, premium revenue of $1.4 million and new store openings.

Gross Profit.  In the Current Nine Months, gross profit decreased to $103.5 million from $109.8 million in the Prior Nine Months.  This decrease in gross profit dollars was primarily driven by a reduction in sales caused by the disposal of the freestanding locations.   The disposal of unprofitable stores, however, had a favorable impact on retail gross margin percentages that increased to 56.1% from 55.2% in the Prior Nine Months.  This margin improvement was partially offset by an increase in rent expense (which is a component of Gross Profit) for the Wal-Mart division.  This was due to approximately 47 vision centers entering the “3-year option period” of the Wal-Mart lease.  The option period effectively increases each location’s minimum rent requirement.  We expect this trend of increased rent to continue as additional Wal-Mart locations enter the “option period” of their lease.

The retail and insurance components of sales and gross profit for the Current and Prior Nine Months are detailed below:  (in thousands)

	Nine Months Ended		Nine Months Ended
	September 28, 2002		September 29, 2001

Retail sales, net	$184,183	100.0%	$198,904	100.0%
Retail cost of goods sold	80,773	43.9%	89,153	44.8%

Retail gross profit	$103,410	56.1%	$109,751	55.2%

Premium revenue	$1,370	100.0%	$--	--%
Claims expense	1,274	93.0%	--	--%

Insurance gross profit	$96	7.0%	$--	--%

Total net sales	$185,553	100.0%	$198,904	100.0%
Total cost of goods sold	82,047	44.2%	89,153	44.8%

Total gross profit	$103,506	55.8%	$109,751	55.2%

Selling, General, And Administrative Expense (“SG&A expense”).   SG&A expense (which includes both store operating expenses and home office overhead) decreased to $97.1 million  in the Current Nine Months from $106.4 million for the Prior Nine Months.  The dollar decrease was primarily the result of (1) fewer payroll, depreciation and other expenses due to the above-mentioned store disposition and (2) $3.9 million fewer managed care receivable write-offs in the Current Nine Months.  These decreases were partially offset by increases in the amortization of Intangible Value of Contractual Rights and depreciation of revalued fixed assets, both of which were established as part of fresh start accounting.

SG&A expense, however, continued to be negatively affected because of the uncertain legal and regulatory environment in California.  We incurred additional professional fees and administrative costs of approximately $1.1 million in connection with our HMO in California.  Although we believe that professional fees, which comprise the majority of this incremental increase, will decline, the increased administrative expense (associated with higher payroll for our HMO) is expected to continue.  The increased administrative expense will have a negative impact on SG&A expense as a percent of revenue and on earnings unless offset by potentially higher revenues from our HMO.

Operating Income.  Operating income for the Current Nine Months increased to $6.4 million from $3.4 million in the Prior  Nine Months primarily due to the disposal of the freestanding operations in April 2001.  Operating income as a percentage of sales was 3.5% in the Current Nine Months, compared to 1.7% in the Prior Nine Months.

Interest Expense.  Interest expense increased to $10.7 million in the Current Nine Months, compared to $5.9 million in the Prior Nine Months.  As a result of the Chapter 11 filing, the Company did not accrue interest on unsecured debt until it emerged from Chapter 11 in May 2001.  Contractual interest for the five months ended June 2, 2001 was $8.1 million.

Reorganization Items.  Generally accepted accounting principles require that these charges, incurred subsequent to the Company’s Chapter 11 filing, be presented below operating income as “Reorganization Items and Fresh-Start Adjustment.”  Results for the Prior Nine Months include charges which were incurred during the Company’s Chapter 11 proceedings.  The table below summarizes these charges (in thousands):

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

Extraordinary Item.   During the Current Nine Months, the Company repurchased notes with a face value of approximately $1.7 million for $1.2 million in cash, which included accrued interest of approximately $90,000.  These transactions resulted in an extraordinary, non-cash gain of $547,000.  The extraordinary item in the Prior Nine Months represents the gain on extinguishment of debt as recorded in fresh-start accounting.  Due to the Company's pre-tax loss in the Current and Prior Period and the decision not to reflect a tax benefit, the net tax effect on these extraordinary items is zero.

Net Income.  The Company posted a net loss of $3.7 million versus net income of $111.1 million in the Prior Nine Months.  The current period variance is primarily the result of the fresh-start adjustments and the gain on extinguishment of debt recognized in May 2001 as the Company emerged from Chapter 11.

EBITDA Prior to Significant Provisions.   EBITDA is calculated as operating income before interest, taxes, depreciation and amortization.  EBITDA prior to significant provisions is calculated as EBITDA prior to significant non-cash charges.  EBITDA and EBITDA prior to significant provisions exclude gains on extinguishment of debt.   EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.  In addition, it is the basis for the calculation of the Company’s Excess Cash Repayment under the Senior Subordinated Notes.  However, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of the Company’s operating performance or as a measure of liquidity.  EBITDA is not necessarily comparable to similarly titled measures for other companies.  Due to the reorganization, EBITDA prior to June 2, 2001 may not be meaningful.  The following is a reconciliation of operating income to EBITDA prior to significant provisions (in thousands):

	Nine Months Ended

	September 28, 2002	September 29, 2001

Operating income	$6,407	$3,396
Add-back depreciation and amortization	14,612	11,323

EBITDA	$21,019	$14,719
Add-back significant provisions:
Non-cash charge for managed care receivables	--	3,900

EBITDA prior to significant provisions	$21,019	$18,619

Historical Pro Forma Results of Ongoing Operations

The following pro forma information presents the Company's results of operations for the retail store operations retained by the Company upon emergence from bankruptcy ("Ongoing operations," "Ongoing host operations").  Accordingly, such pro forma data is presented as if the freestanding operations were closed or disposed of as of the beginning of 2001.  In addition, these results include the revenues and expenses related to the sale of a new managed care insurance product as previously discussed.  Costs related to the bankruptcy, reorganization and restructuring costs, as well as large non-cash provisions, are also excluded (amounts in thousands):

Fiscal Year 2002	First	Second	Third
	Quarter	Quarter	Quarter

Domestic store comp %	1.5%	1.0%	2.0%
Store count at end of period	516	518	518
Total net sales	$61,873	$61,935	$61,745
Total gross profit	$34,893	$34,254	$34,358
Operating income	$2,160	$2,008	$2,239

EBITDA prior to significant provisions	$7,113	$6,876	$7,030
Capital expenditures	$796	$1,357	$825
Depreciation and amortization	$4,953	$4,868	$4,791

Fiscal Year 2001	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2001

Domestic store comp %	-1.0%	1.0%	-0.5%	-1.5%	-0.5%
Store count at end of period	502	503	505	514	514
Total net sales	$60,906	$60,042	$59,741	$57,196	$237,885
Total gross profit	$33,357	$33,699	$33,644	$30,100	$130,800
Operating income	$4,428	$3,689	$2,204	$(48)	$10,274

EBITDA prior to significant provisions	$ 7,245	$ 7,132	$ 7,183	$ 4,862	$ 26,423
Capital expenditures	$1,200	$1,100	$970	$1,445	$4,715
Depreciation and amortization	$2,817	$3,443	$4,979	$4,910	$16,149

Reconciliation of Historical Pro Forma Results

The following is a reconciliation of reported results for the Nine Months ended September 29, 2001 to the historical pro forma results as if the freestanding operations were closed or disposed of as of the beginning of the periods presented.  No pro forma results are presented for the three and nine months ended September 28, 2002, nor the three months ended September 29, 2001, as these periods did not include the freestanding operation or any restructuring expenses (amounts in thousands):

	Nine Months Ending
	September 29, 2001

	As Reported (A)	Adjustments (C)	Pro Forma

Net sales	$198,904	$18,215	$180,689
Cost of goods sold	89,153	9,164	79,989

Gross profit	109,751	9,051	100,700
Less selling, general & administrative	106,355	13,076	93,279
Addback non-cash provision (B)	3,900	1,000	2,900

Operating income (D)	7,296	(3,025)	10,321
Add back depreciation and
amortization	11,323	84	11,239

EBITDA prior to significant provisions	$18,619	$(2,941)	$21,560

(A)	Represents the combination of the Predecessor Company's financial results for the five months ended June 2, 2001, respectively, and the Successor Company's financial results for the four months ending September 29, 2001.

(B)	Represents the significant non-cash charge incurred for uncollectible accounts receivable of the Predecessor Company, of which $2.9 million related to ongoing host operations.
(C)	Represents the results of the freestanding operations that were either sold or closed during the restructuring of the Company.
(D)	For purposes of this pro forma presentation, operating income excludes significant non-cash provisions, as well as costs associated with the bankruptcy, reorganization and restructuring of the Company.

Nine Months Ended September 28, 2002 (“Current Nine Months”) Compared to the Pro Forma
Nine Months Ended September 29, 2001 (“Pro Forma Prior Nine Months”)
	Nine Months Ended

September 28, 2002		September 29, 2001

Domestic store comp %	1.5%	0.0%
Store count at end of period	518	505

Total net sales	$185,553	$180,689
Total gross profit	$103,506	$100,700
Operating income (B)	$6,407	$10,321
EBITDA prior to significant provisions	$21,019	$21,560

Capital expenditures	$2,978	$3,270
Depreciation and amortization	$14,612	$11,239

(B)

The most significant variance in this pro forma information is the $3.9 million decrease in operating income in the Current Nine Months, which  is primarily due to the additional amortization of the Intangible Value of Contractual Rights and the depreciation of revalued fixed assets totaling approximately $3.8 million more than in the Pro Forma Prior Nine Months.

Other variances are discussed below:

--  Net sales have increased over the Pro Forma Prior Nine Months primarily due to a 1.5% domestic comparable store sales increase and premium revenue of $1.4 million in the Current Nine Months.

--  Gross profit as a percent of sales increased to 55.8% from 55.7% in the Pro Forma Prior Nine Months.  This increase was primarily driven by an increase in store gross margins due to lower lens fabrication costs in the labs as well as favorable shifts in frame and lens mix.

--  The improvement in gross profit was partially offset by an increase in rent expense of approximately $1.3 million resulting partially from new stores and partially from more Wal-Mart store locations entering the three-year option period, which has a higher minimum rent requirement.

--  Operating income declined in the Current Nine Months primarily as a result of the amortization of Intangible Value of Contractual Rights and depreciation of revalued fixed assets, both of which were established during fresh-start accounting.  The incremental increase in these expenses was $3.8 million in the Current Nine Months.

--  SG&A expense increased due to a 1% increase in payroll costs as a percent of sales primarily resulting from new store openings and an increase in benefit costs and payroll rates in certain markets where increased competition has resulted in upward pressure on rates for optical personnel.

--  EBITDA prior to significant provisions declined by approximately $540,000 in the Current Nine Months from 11.9% of sales to 11.3% of sales.  This is primarily attributable to the above-mentioned factors, as well as increases in retail-level payroll costs.

SUMMARY OF MASTER LEASE AGREEMENTS

The following table sets forth the number of leases for domestic Wal-Mart and Fred Meyer vision centers that expire each calendar year, assuming the Company exercises all available options to extend the terms of the leases.  This table does not include any future Wal-Mart superstore conversions that are unknown at this time.

	Leases Expiring In Calendar Year

							2008 and
Host Company	2002(a)	2003	2004	2005	2006	2007	Thereafter
_____________________________________________________________________________________________
Wal-Mart	6	34	39	41	52	60	168
Fred Meyer	--	--	--	--	--	--	58
_____________________________________________________________________________________________
Totals	6	34	39	41	52	60	226

(a)           The number of leases expiring in 2002 includes one location that was closed at the end of the original lease term.

The Company previously disclosed that it and Wal-Mart have discussed possible amendments to their master license agreement.  The parties have considered various proposals to restructure the master license agreement.  At this time, the parties have not agreed to amend the master license agreement, which remains in effect.  As a result, the Wal-Mart leases will begin expiring as noted in the previous table.  The number of lease expirations is subject to favorable change given future notification of supercenter conversions.

Of the six Wal-Mart leases scheduled to expire in 2002, one location was closed in the first quarter of 2002 at the end of the original nine-year lease term.  The remaining five leases are scheduled to expire on December 31, 2002, which will fall into the Company's fiscal year 2003.  These five leases represent annualized sales of approximately $3.3 million and annualized store-level cash flow of approximately $0.9 million.  In 2003, 34 leases are scheduled to expire over the course of the year, 13 in the first half and 21 in the second half.  These stores represent annualized sales of approximately $18.0 million and annualized store-level cash flow of approximately $2.3 million.  Store-level cash flow excludes corporate overhead and other costs not specifically attributable to individual stores.  The Company anticipates that the results of stores which cease operations in 2003 will be shown as discontinued operations beginning in 2003.

OPERATING STRATEGIES

The Company's current strategic process includes (1) maximizing sales and cash flow from our Wal-Mart stores, (2) selectively expanding store operations in other host environments, and (3) testing, developing and creating additional growth opportunities within a host environment.  These growth opportunities represent new areas in which the Company does not currently have an operating business.  In order to create new business opportunities, the Company's strategic focus is to leverage existing strengths acquired in operating our host retail optical stores.  The Company is considering the creation of a retail business with both a product and service component, consultation from a professional services expert and a store model within a host environment.  As part of our efforts, we are working with Wal-Mart to investigate potential growth vehicles.  We are considering options outside of the optical industry, including health, wellness and beauty-related services.  We can provide no assurances, however, (a) that Wal-Mart or any other host operator will permit us to test new concepts in their stores, (b) that any such test will be successful, or (c) that the Company will be able to develop a profitable line of business arising out of any such test.

In the fourth quarter, we initiated a review of the Company's retail and support organizations, store and home office processes and the technology that supports both.  As part of our review process, we have engaged an outside consulting firm with strong retail experience to assist us.  Our initial focus will be on our Wal-Mart vision centers in three areas:  1)  optimizing store employee and doctor scheduling, 2) simplifying and improving the processing of managed care transactions at the store and in the retail support center, and 3) simplifying and improving the customer order and delivery process.  We expect to begin implementing changes in processes, systems and possibly in staffing levels  in the first half of 2003.

The outside consulting firm will also assist us in complying with new requirements under the Health Insurance Portability and Accountability Act ("HIPAA").  The Department of Health and Human Services has enacted regulations under HIPAA, which will require that we implement new policies, procedures, and systems in connection with our retail and home office operations.  We will incur expenses and make capital expenditures in the fourth quarter of 2002 and in 2003 in order to comply with these regulations.

Liquidity And Capital Resources

Our capital needs have been for operating expenses, capital expenditures, the repayment of principal on the Senior Subordinated Notes and interest expense.  Our sources of capital have been cash flow from operations.

It is the Company’s intent to use excess cash for its ongoing operations, repurchase of Notes, and repayment of principal on the Company’s outstanding debt.  As of November 5, 2002, the Company’s remaining unused availability under its credit facility with Fleet, after being reduced for letter of credit requirements, has increased slightly to approximately $1.9 million from $1.7 million at December 29, 2001.  At September 28, 2002, the Company had no borrowings under its credit facility, and had letters of credit of $4.4 million outstanding.  The Company believes that cash generated from operations and funds available under the credit facility will be sufficient to satisfy its cash requirements through 2002 and 2003.

The Company made a principal redemption payment on the Senior Subordinated Notes of $1.6 million on February 28, 2002.  The Company also made a principal redemption payment of $4.2 million, plus accrued interest of $200,000 from existing cash balances on August 28, 2002 to bond holders of record on August 15, 2002.  In addition, the Company made an interest payment of approximately $6.7 million from existing cash balances on September 27, 2002.  Cash and cash equivalents totaled $6.1 million on September 28, 2002 after making this interest payment.

During the third quarter of 2002, the Company's Board of Directors authorized the Company to spend up to $3 million in cash to repurchase the Company's Senior Subordinated Notes, within a rolling twelve-month period.  The initial twelve-month rolling period started in August 2002.  As of September 28, 2002, the Company had repurchased Notes with a face value of $1.7 million for $1.2 million in cash (which included $90,000 of accrued interest), resulting in a non-cash, extraordinary gain of $547,000.  In October, the Company spent an additional $1.3 million to repurchase $2.0 million in Notes.

In November 2002, the Board of Directors revised its prior resolution and authorized the Company to continue to repurchase Notes in private transactions (without any annual limit), subject only to any limitations on repurchases contained in the Company's credit facility.  The Company is actively discussing amendments to its credit facility with its lender and expects that it will shortly complete an agreement that will permit the Company to continue to repurchase the Notes, but subject to limitations required by the lender.

Prior to 2002, we opened 400 domestic Wal-Mart vision centers, as provided for in our Master Lease Agreement.  The Company did not open any vision centers during the third quarter of 2002.  We expect to open between 5 and 7 vision centers in 2002 in host environments other than domestic Wal-Mart vision centers.  These store openings are subject to change depending upon liquidity, construction schedules and other constraints.  For each of our new vision centers, we typically spend between $100,000 and $140,000 for fixed assets and approximately $25,000 for inventory.

Through November 5, 2002, we have converted 11 Wal-Mart vision centers to supercenters this year.  In all of 2002, we expect to convert between 12 and 14 of our existing Wal-Mart vision centers to supercenters.  Each supercenter conversion requires expenditures of approximately $60,000 to $80,000 and effectively “re-starts” that location’s lease term.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.”  One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption of SFAS No. 145, the Company will follow APB 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction" in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged.  The Company plans to adopt SFAS No. 145 in fiscal 2003, which will result in future period gains on extinguishment of debt being presented as other income versus as extraordinary items.

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

Management has identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues.  The Company recognizes revenue upon delivery of the product.  The Company estimates the value of transactions in which final delivery to the customer has not occurred at the end of the period presented.  These estimates are based on historical trends and take into consideration current changes in the Company’s manufacturing and distribution process.

Management must make estimates of potential returns and warranty and replacement costs for all or part of the eyewear sold to a customer.  We analyze historical remake and warranty activity, consider current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our estimate of these costs.  Differences may result in the amount and timing of revenue and related costs for any period if management made different judgments or utilized different estimates.

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

Valuation of long-lived and intangible assets

The Company assesses the impairment of identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that could trigger an impairment review include (1) a significant underperformance of vision center operations relative to historical or projected future operating results; (2) significant changes in the manner of our use of Company assets or the strategy for our overall retail optical business; (3) significant negative industry or economic trends; and (4) a permanent adverse change in cash flows generated by an operation.

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

The Company emerged from Chapter 11 Bankruptcy on May 31, 2001.  As part of the emergence Plan, the Company’s capital structure was highly leveraged with $120 million of senior notes with interest payable at 12% per annum.  Before, during and after the bankruptcy process, the Company incurred significant net operating losses (“NOL”) that result in tax loss carry-forwards.  A portion of these carry-forwards is subject to limitations under section 382 of the Internal Revenue Code.

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

It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carry-forward.  Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at a rate equal to our combined federal and state effective rates.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

INTEREST RATE RISK

The Company borrows long-term debt under its credit facility at variable interest rates.  We therefore incur the risk of increased interest costs if interest rates rise.  As of September 28 and November 5, 2002, the Company has no outstanding borrowing under its credit facility.
ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Since the evaluation date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 20, 2002, an entity called Consumer Cause, Inc. filed a complaint against the Company in the Superior Court for Los Angeles County (Case No. BC 274257). A first amended complaint was filed on September 4, 2002. The complaint alleges that the Company's operations in California violate certain provisions of California law governing arrangements between opticians and optometrists. The complaint seeks attorney fees and an injunction prohibiting the Company from continuing the alleged violations. The complaint largely duplicates portions of a complaint filed by the California attorney general against one of the competitors of the Company. The Company is vigorously defending the litigation.

ITEM 5.	OTHER INFORMATION

In October 2002, the Company appointed J. Bruce Steffey as Senior Vice President of Retail Operations. Mr. Steffey has over 25 years of retail experience, most recently as the Senior Vice President of Store Operations of Zales Jewelry.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed herewith or incorporated by reference:
Exhibit Number

First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries, dated April 13, 2001, incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 1, 2001.	2.1

Modification to First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries and First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, Filed by Frame-N-Lens Optical, Inc.; Midwest Vision, Inc.; New West Eyeworks, Inc., and Certain of Their Debtor Subsidiaries, dated May 17, 2001, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on June 1, 2001.	2.2

Amended and Restated Articles of Incorporation of the Company, dated April 8, 1992, as amended, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A filed with the SEC on August 9, 2001.	3.1

Amended and Restated By-Laws of the Company, incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.	3.2

- 32 -

Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed with the SEC on August 9, 2001.	4.1

Rights Agreement dated as of January 17, 1997 between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on January 17, 1997.	4.2

Amendment to Rights Agreement, dated as of March 1, 1998, between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 8-A filed with the SEC on March 24, 1998.	4.3

Indenture, dated as of June 15, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit TC3 to the Company's Application for Qualification of Indenture on Form T-3 filed with the SEC on May 31, 2001.	4.4

First Amendment of Indenture, dated as of July 6, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A filed with the SEC on August 9, 2001.	4.5

Registration Rights Agreement, dated as of May 31, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.8 to the Company's Amendment to Quarterly Report on Form 10-Q/A filed with the SEC on August 22, 2001.	4.6

Amendment to Registration Rights Agreement, dated as of August 7, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.9 to the Company's Amendment to Quarterly Report on Form 10-Q/A filed with the SEC on August 22, 2001.	4.7

Lock-Up Agreement, dated May 31, 2001 between Scudder High Yield Series -- Scudder High Yield Fund and the Company, incorporated by reference to Exhibit 4.8 to the Company's Report on Form 10-K for fiscal 2001.	4.8

Lock-Up Agreement, dated May 31, 2001, between U.S. Bancorp Investments, Inc. and the Company, incorporated by reference to Exhibit 4.9 to the Company's Report on Form 10-K for fiscal 2001.	4.9

Second Amendment of Indenture, dated as of December 7, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.10 to the Company's Report on Form 10-K for fiscal 2001.	4.10

Letter Agreement between Fleet Financial Corporation and National Vision, Inc., dated June 30, 2002	4.11

Press Release dated November 12, 2002	99.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.2

(b)	Reports on Form 8-K.

                          The following reports on Form 8-K have been filed during the quarter for which this report is filed:

None.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Angus C. Morrison
Angus C. Morrison
Senior Vice President
Chief Financial Officer

By: /s/ S. Lynn Butler
S. Lynn Butler
Principal Accounting Officer

November 12, 2002

I, James W. Krause, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Vision, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ James W. Krause
__________________________________________________
James W. Krause
Title: Chief Executive Officer

I, Angus C. Morrison, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Vision, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ Angus C. Morrison
__________________________________________________
Angus C. Morrison
Title: Chief Financial Officer