Form 10-K/A
period 2001-12-29
NATIONAL VISION INC
filed 2003-06-04
CIK 868263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

Amendment No. 1 to
FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20001

NATIONAL VISION, INC.

(Exact name of Registrant as specified in its charter)

Georgia
(State or other jurisdiction of
incorporation or organization)

58-1910859
(I.R.S. Employer Identification No.)

296 Grayson Highway, Lawrenceville, Georgia
(Address of principal executive offices)

30045
(Zip Code)

Registrant’s telephone number, including area code: (770) 822-3600

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share
12% Senior Secured Notes, due 2009

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]   No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]   No [  ]

The number of shares of Common Stock of the registrant outstanding as of March 1, 2002, was 5,000,000, including shares that are part of the disputed claims reserve in the registrant’s Chapter 11 Case. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 1, 2002, was approximately $4 million based on a closing price of $0.80 per share on the American Stock Exchange on such date. For purposes of this computation, all executive officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

EXPLANATORY NOTE

      National Vision, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for 2001 to give effect to the restatement described in Note 17 to the accompanying Consolidated Financial Statements. Note 17 describes the effects of the restatement.

      Except for the Certifications under Rule 13a-14 and Section 1350 of Title 18, all information contained herein is as of March 22, 2002, and does not reflect any events or changes in information, other than the restatement, that may have occurred subsequent to March 22, 2002. The Company has also revised its use of Non-GAAP financial measures, such as EBITDA, to conform to the requirements of Regulation G, which applies to disclosures made on and after March 28, 2003. For a discussion of events and developments relating to periods subsequent to March 22, 2002, see the Company’s reports filed with the Securities and Exchange Commission for such subsequent periods, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, which is being filed concurrently with this Form 10-K/A.

      The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.nationalvision.com, as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

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

DEPENDENCE ON WAL-MART

We operate 400 vision centers in domestic Wal-Mart stores, all of which operate pursuant to a master license agreement (See “Business-Leased Department Agreements”). These units generated approximately 83% of our revenue in 2001 and represent the most profitable of the Company’s host retail operations measured as a percent of sales. We therefore depend on Wal-Mart and on our agreement with them for much of our operations.

DATE OF INFORMATION

Unless otherwise expressly stated, all information in this Business section of this Form 10-K/A is as of December 29, 2001.

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

MARKS

Our vision centers in Wal-Mart are identified as the “Vision Center located in Wal-Mart.” We use the “Vista Optical” name to identify some of our vision centers operating in Fred Meyer locations. As part of our agreement to sell the freestanding vision centers, we have agreed to phase out our use of the Vista name. We have obtained a license to continue our use of this name through January 2004. The licensor of this mark recently filed for bankruptcy, and it is possible that we will lose our right to use this name.

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

OPTOMETRISTS

Optometrists are important to the success of our vision centers. We strive to have an optometrist on a full-time time basis at most of our locations. These optometrists are typically independent from us and lease a portion of our locations for an eye examination facility. We typically charge rent to these optometrists, in exchange for the premises and the equipment which we provide. Our agreement with Wal-Mart contemplates that we generally will have an optometrist on duty at least 48 hours each week. Our relationships with optometrists are subject to extensive regulation. (See “Business-Government Regulation.”)

MANUFACTURING AND DISTRIBUTION

We operate two manufacturing and distribution facilities that supply substantially all merchandise requirements of our vision centers. The facilities are located in Lawrenceville, Georgia (this facility also includes our central administrative offices) and St. Cloud, Minnesota.

Our distribution centers provide lens blanks, frames, contact lenses, and sunglasses to our vision centers. We use an overnight delivery service to ship completed orders and replenishment items to the vision centers. The distribution centers and the manufacturing facilities are interfaced with our management information system. Raw materials consist of frames and lenses and are readily available from multiple vendors.

MANAGEMENT INFORMATION SYSTEM

In 2000, National Vision completed the development of a new point of sale system. We began installing the system in our vision centers in the fall of 2000 and completed the installation in all of our units in 2002. The system is working substantially as planned. The system was designed to upgrade data processing, broaden capabilities at the retail level, and improve the processing of managed care transactions.

LEASED DEPARTMENT AGREEMENTS

We have agreements governing our operations in host environments, such as Wal-Mart. Typically, each agreement is for a base term, followed by an option to renew for a specified length of time. The agreements provide for payments of minimum and percentage rent, and also contain customary provisions for leased department operations. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Lease Agreements”.)

GOVERNMENT REGULATION

Our business is heavily regulated by federal, state, and local law. We must comply with federal laws such as the Social Security Act (which applies to our participation in Medicare programs), the Health Insurance Portability and Accountability Act of 1996 (which governs our participation in managed care programs), and the Food and Drug Administration Act (which regulates medical devices such as contact lenses). In addition, all states have passed laws that govern or affect our arrangements with the optometrists who practice in our vision centers. Some states, such as California, Texas, North Carolina, and Kansas, have particularly extensive and burdensome requirements that affect the way we do business. In California, optometrists who practice adjacent to our retail locations are providers to and subtenants of a subsidiary, which is licensed as a single-source HMO. This subsidiary is regulated by the Department of Managed Health Care. This agency has recently required that we change our way of doing business. This new way of doing business will increase our costs in California. There is no assurance that the Department will find our new way of business satisfactory. Our costs of compliance could continue to increase as a result. Depending on its views, this Department could also seek to revoke our HMO license. Such a revocation would have a material adverse impact on our business.

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

Information relative to sales and identifiable assets for the United States and Mexico for the seven months ended December 29, 2001, the five months ended June 2, 2001, and for the years ended December 30, 2000 and January 1, 2000 are summarized in the following tables (amounts in thousands):

	United States	Mexico	Other	Consolidated

SUCCESSOR COMPANY:
Seven months ending December 29, 2001
Sales	$132,633	$2,910	$—	$135,543

Identifiable assets	$168,600	$2,617	$—	$171,217

PREDECESSOR COMPANY:
Five months ending June 2, 2001
Sales	$118,407	$2,150	$—	$120,557

Identifiable assets	$184,034	$2,654	$—	$186,688

Fiscal year 2000
Sales	$302,902	$4,792	$—	$307,694

Identifiable assets	$88,666	$2,222	$—	$90,888

Fiscal year 1999
Sales	$325,101	$3,954	$—	$329,055

Identifiable assets	$217,690	$2,328	$201	$220,219

Availability of Financial Information

The Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, may be obtained by any shareholder without charge upon written request to National Vision, Inc., 296 Grayson Highway, Lawrenceville, GA 30045, Attn: Investor Relations. In addition, the Company’s most recent public filings with the Securities and Exchange Commission are available on the Company’s website at www.nationalvision.com.

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

Our headquarters in Lawrenceville, Georgia are located in a 66,000 square foot building that includes a distribution center and lens laboratory. The building is leased through January 2009.

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

As part of the bankruptcy proceedings, Myrel Neumann, a Director of the Company, has approximately $1.0 million of outstanding claims against the Company, which are included in the Company’s disputed claims reserve. These claims originated with NVI’s 1997 purchase of a company owned by Dr. Neumann.

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

Pre-emergence (Predecessor)

	Period Ended	High	Low

Fiscal 2000	April 1, 2000	$2.500	$0.844
	July 1, 2000	$0.875	$0.203
	September 30, 2000	$0.359	$0.125
	December 30, 2000	$0.219	$0.031
Fiscal 2001	March 31, 2001	$0.200	$0.030
	June 2, 2001	$0.040	$0.020

Post-emergence (Successor)

	Period Ended	High	Low

Fiscal 2001	September 29, 2001	$5.000	$0.900
	December 29, 2001	$1.050	$0.350

As of December 29, 2001, there were approximately 320 holders of record of the Company’s Common Stock.

The Company’s plan of reorganization in the Chapter 11 Cases provides that, as claims of creditors are resolved, the Company will make periodic distributions of its new common stock and notes. As of March 1, 2002, the Company has made five such distributions, for a total of 4,190,000 shares of new common stock and $100.9 million face amount of new notes. The balance of 810,000 shares of new common stock and $19.1 million face amount of new notes are part of a disputed claim reserve maintained by a third-party trustee and will be distributed as and when disputed claims are resolved. Such distributions could have an adverse impact on any trading price for the Company’s securities.

It is the Company’s intent to use cash resources only for its operations and, ultimately, for payment of interest expense and repayment of principal on the Company’s new secured notes. The Company’s bond indenture and credit facility agreement restrict the Company’s ability to pay dividends.

USE OF NON-GAAP FINANCIAL MEASURES

We frequently refer to EBITDA in this document. EBITDA is calculated as net earnings before interest, taxes, depreciation, and amortization, extraordinary items, cumulative effect of a change in accounting principle, and reorganization items as defined in the Indenture governing our Senior Notes. We refer to EBITDA because:

•	It is the basis for the calculation of the excess cash flow principal repayment under our senior notes; and

•	It is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of our operating performance or as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures for other companies.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data of the Company for the seven months ended December 29, 2001, the five months ended June 2, 2001, the year ended December 30, 2000, January 1, 2000, January 2, 1999 and January 3, 1998, are derived from the Company’s Consolidated Financial Statements. The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001. Results of operations for the 3-day period from May 31, 2001 through June 2, 2001 were not material. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

National Vision, Inc.
Consolidated Statements of Operations
(In thousands except vision center store count)

	Successor	Predecessor

		(Restated)
	Seven months	Five months
	Ended	Ended
	December 29,	June 2,
	2001	2001	2000	1999	1998	1997

	(1)(2)(3)	(1)(2)(3)(7)	(1)(6)(8)(9)	(1)(5)(8)	(1)	(1)(4)
Net sales	$135,543	$120,557	$307,694	$329,055	$245,331	$186,354
Cost of goods sold	61,488	57,404	143,458	147,768	112,929	86,363

Gross profit	74,055	63,153	164,236	181,287	132,402	99,991
Gross profit percentage	54.6%	52.4%	53.4%	55.1%	54.0%	53.7%

Selling, general & administrative expense	71,526	68,377	166,364	177,162	121,413	89,156
Impairment of long-lived assets	—	—	2,684	1,952	—	—
Restructuring expense	—	—	1,601	—	—	—

Operating income/(loss)	2,529	(5,224)	(6,413)	2,173	10,989	10,835
Interest expense, net	8,389	1,150	7,723	19,329	5,538	1,554

Earnings/(loss) before reorganization items and taxes	(5,860)	(6,374)	(14,136)	(17,156)	5,451	9,281
Reorganization expense/(gain)	—	(102,515)	121,539	—	—	—

Earnings/(loss) before taxes, extraordinary items and cumulative effect of a change in accounting principle	(5,860)	96,141	(135,675)	(17,156)	5,451	9,281
Income tax expense	—	—	—	—	2,037	3,708

Earnings/(loss) before extraordinary items and cumulative effect of a change in accounting principle	(5,860)	96,141	(135,675)	(17,156)	3,414	5,573
Extraordinary gain/(loss), net	—	17,182	(827)	(406)	—	—
Cumulative effect, net	—	—	(3,378)	—	—	—

Net earnings/(loss)	$(5,860)	$113,323	$(139,880)	$(17,562)	$3,414	$5,573

BALANCE SHEET DATA:
Total assets	$171,217	$186,688	$90,888	$220,219	$229,097	$83,250
Current and long-term obligations	$120,000	$123,000	$183,735	$151,902	$139,608	$24,973
Shareholders’ equity/(deficit)	$19,274	$25,000	$(113,323)	$26,557	$43,927	$35,598
STATISTICAL DATA:
Domestic vision centers open at end of period:
Leased department vision centers	479	473	472	577	562	364
Freestanding vision centers	—	—	226	322	331	50
Average annual sales per Wal-Mart leased department vision center (10)	$535	$535	$540	$527	$522	$522
Average annual sales per other host leased department vision center (10)	$245	$245	$248	$242	$176	$146
Average annual rent per Wal-Mart leased department vision center (10)	$71	$71	$68	$66	$63	$64
Wal-Mart leased department vision centers converted to supercenters	7	4	13	5	5	2
Capital expenditures	$2,750	$2,084	$5,379	$12,704	$9,183	$8,049
Depreciation and amortization	$11,425	$4,808	$17,526	$18,602	$14,177	$11,035
EBITDA (11)	$13,954	$(416)	$11,113	$20,775	$25,166	$21,870

(1)	Financial information for all years presented includes results of international operations for the 12 months ended November 30. (See Note 2 to Consolidated Financial Statements.)

(2)	The 2001 results have been restated. (See Note 17 to the Consolidated Financial Statements.)

(3)	The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001. Results of operations for the 3 day period from May 31, 2001 through June 2, 2001 were not material. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the periods prior to emergence.

(4)	The Company uses a 52/53 week retail calendar. (See Note 2 to Consolidated Financial Statements). Fiscal 1997 consisted of 53 weeks ended January 3, 1998. Sales for the 53rd week approximated $3.0 million in fiscal 1997.

(5)	In 1999, the Company recorded a $2.7 million provision for the write-off of certain receivables and an impairment of $1.9 million in connection with 36 under-performing vision centers. The receivables provision was included in SG&A expense.

(6)	In 2000, the Company recorded an impairment provision for inventory and receivables at the freestanding locations totaling $1.1 million and $518,000, respectively. These items were included in cost of goods sold and selling, general and administrative expense, as appropriate.

(7)	In 2001, the Predecessor Company recorded a $6.3 million provision for uncollectable receivables. Of this amount $2.9 million related to the ongoing host business. This expense was included in selling, general and administrative expense. In addition, the Predecessor Company recorded a $2.4 million provision for inventory. This expense was included in cost of goods sold.

(8)	The Company incurred expenses for the impairment of certain long-lived assets and store closing costs prior to the Company’s filing of Chapter 11 in April 2000.

(9)	This represents the cumulative effect of a change in accounting principle for the adoption of SAB 101. (See Note 2 to the Consolidated Financial Statements).

(10)	For the purposes of calculating average annual sales and average annual rent, the Successor results for the seven months ended December 29, 2001 have been combined with the Predecessor results for the five months ended June 2, 2001

(11)	EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, cumulative effect of a change in accounting principle, and reorganization items. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Non-GAAP Financial Measures”). The following is a reconciliation of net earnings to EBITDA (amounts in thousands):

	(Successor)	(Predecessor)

	Seven months	Five months
	Ended December 29, 2001	Ended June 2, 2001	2000	1999	1998	1997

Net earnings/(loss)	$(5,860)	$113,323	$(139,880)	$(17,562)	$3,414	$5,573
Addback:
Interest expense, net	8,389	1,150	7,723	19,329	5,538	1,554
Reorganization expense/(gain)	—	(102,515)	121,539	—	—	—
Income tax expense	—	—	—	—	2,037	3,708
Extraordinary (gain)/loss, net	—	(17,182)	827	406	—	—
Cumulative effect, net	—	—	3,378	—	—	—
Depreciation and amortization	11,425	4,808	17,526	18,602	14,177	11,035

EBITDA	$13,954	$(416)	$11,113	$20,775	$25,166	$21,870

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

Under the Plan, the Company’s pre-petition unsecured claims were converted into new secured notes and common stock. The secured notes have a face value of $120 million, will provide for the payment of interest of 12% twice a year at the end of March and September and are subordinated to debt under the Company’s credit facility. The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted, if necessary, so that the Company has at least $3 million in cash, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001. The principal repayments are made by the end of the second month subsequent to the measurement date. On February 28, 2002, the Company made its first principal redemption in the amount of $1.6 million. The Company can provide no assurance as to whether it will generate sufficient cash to make future principal repayments or as to the amount of any such repayments. Five million shares of new common stock, par value $0.01, were issued, based on the Company’s reorganization value. Under the Plan, former shareholders received no value for their interests, consequently, all common stock issued prior to emergence from bankruptcy was cancelled.

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

In the allocation of the reorganization value, the Company’s tangible and intangible assets were recorded at their assumed fair value. Intangible Value of Contractual Rights, approximating $113.6 million, was established as part of fresh start accounting and is being amortized over 15 years using the straight-line method. This intangible asset represents the value of the Company’s lease agreement and the business relationship developed with Wal-Mart. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” this intangible is an amortizable asset because it has a finite useful life. However, the precise length of its life is subject to future change due to various reasons, including the Wal-Mart superstore conversions that automatically trigger extensions on the contractual life of the asset, possible changes and/or extensions to the Master Lease Agreement as well as other businesses that may be developed through our relationship with Wal-Mart. Based on projections, management believes that the best estimate of the useful life of this asset is 15 years. Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, this asset is amortized using the straight-line method.

No assurances can be given as to the price at which the securities of the Company may trade (See “Market for Registrant’s Common Stock and Related Stockholder Matters”), and such prices may be materially different from the reorganization value prepared in connection with the Plan.

Restatement

Subsequent to the issuance of the Company’s 2001 financial statements, the Company’s management determined that the following revisions to the 2001 financial statements were required:

1)	Reclassification of the balance sheet to reflect a current deferred income tax asset and a non-current net deferred income tax liability as of December 29, 2001, and restatement of the 2001 income tax footnote (See Note 11 to the Consolidated Financial Statements) which details the Company’s deferred tax assets and liabilities to correctly reflect the deferred income tax assets, liabilities, and valuation allowance of the Company as of December 29, 2001, due mainly to 1) an unrecorded deferred income tax asset for net operating loss carryforwards resulting from the disposition of the Company’s free-standing store locations, and 2) an unrecorded deferred income tax liability for the intangible value of contractual rights recorded upon fresh start accounting.

2)	Reclassification of the balance sheet presentation for senior notes to reflect a short-term senior note liability as of December 29, 2001 for a senior note principal payment due in February 2002.

3)	Reclassification of certain reserves for equipment and other assets from accrued expenses and other current liabilities to accounts receivable, property and equipment, and other assets and deferred costs as of December 29, 2001.

4)	Reclassification of certain non-reorganization expenses, which were previously presented as reorganization expenses, in the five month Predecessor period ended June 2, 2001, to cost of goods sold, and selling, general & administrative expense.

The consolidated financial statements for the year ended December 29, 2001 contained herein have been restated to reflect all of these adjustments and reclassifications.

A summary of the significant effects of the restatements is as follows:

	As Previously
	Reported*	As Restated

At December 29, 2001:
Accounts receivable	3,939	3,908
Other current assets	636	583
Equipment	17,731	17,049
Net property and equipment	24,682	24,000
Other assets and deferred costs	1,561	1,332
Deferred tax asset – current	—	3,681
Deferred tax asset – long term	385	—
Total Assets	168,916	171,217
Accrued expenses and other current liabilities	25,707	24,712
Current portion of other long-term debt	—	1,597
Senior notes	120,000	118,403
Deferred tax liability – long term	—	3,296
Liabilities and Shareholders’ Equity	168,916	171,217

	As Previously
	Reported*	As Restated

For the five months ended June 2, 2001:
Cost of goods sold	54,761	57,404
Selling, general and administrative expense	64,977	68,377
Operating income/(loss)	819	(5,224)
Loss before reorganization items and taxes	(331)	(6,374)
Reorganization expenses (gain)	(96,472)	(102,515)

These restatement adjustments have no effect on the previously reported net loss for the seven months ended December 29, 2001 or the previously reported net income for the five months ended June 2, 2001.

*Includes certain reclassification adjustments made to the previously reported amounts, which are unrelated to the restatement.

Results Of Operations

The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001. Results of operations for the 3 day period from May 31, 2001 through June 2, 2001 were not material. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the periods prior to emergence. However, for purposes of this discussion, the Successor results for the seven months ended December 29, 2001 have been combined with the Predecessor results for the five months ended June 2, 2001 and then compared to the Predecessor results for the fiscal year ended December 30, 2000. Differences between periods due to fresh start accounting are explained when necessary. Results for these periods are summarized in the following tables:

National Vision, Inc.
Consolidated Statements of Operations
(In thousands)

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 29,	December 30,
	2001 (A)	2000

Net sales	$256,100	$307,694
Cost of goods sold	118,892	143,458

Gross profit	137,208	164,236
Selling, general & administrative expense	139,903	166,364
Impairment of long-lived assets	—	2,684
Restructuring expense	—	1,601

Loss before reorganization items and taxes	(2,695)	(6,413)
Interest expense, net	9,539	7,723

Loss before reorganization items and taxes	(12,234)	(14,136)
Reorganization expense/(gain)	(102,515)	121,539

Earnings/(loss) before taxes, extraordinary item and cumulative effect	90,281	(135,675)
Income tax expense	—	—

Net earnings/(loss) before extraordinary item and cumulative effect	90,281	(135,675)
Extraordinary gain/(loss), net	17,182	(827)
Cumulative effect, net	—	(3,378)

Net earnings/(loss)	$107,463	$(139,880)

(A)	Represents the combined results of the Successor for the seven months ended December 29, 2001 and the results of the Predecessor for the five months ended June 2, 2001.

The Company’s results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during the period. At December 29, 2001, the Company operated 514 vision centers, versus 725 vision centers at December 30, 2000, summarized as follows:

	December 29, 2001	December 30, 2000

Wal-Mart vision centers in US	400	397
Wal-Mart vision centers in Mexico	35	27
Fred Meyer vision centers	55	56
Military base vision centers	24	19
Freestanding stores	—	226

	514	725

YEAR ENDED DECEMBER 29, 2001 COMPARED TO YEAR ENDED DECEMBER 30, 2000

Net Sales. The Company recorded net sales of $256.1 million in fiscal 2001, a decrease of 16.8% from sales of $307.7 million in fiscal 2000. Sales decreased due to the following reasons:

•	In April 2001, the Company disposed of the remainder of its freestanding stores. These stores had sales of approximately $61 million in 2000 versus sales of $18 million in 2001.

•	The Company closed all of its Sam’s Club operations in the third quarter of 2000. These locations had sales of approximately $12 million in fiscal 2000.

Comparable store sales in the Company’s Wal-Mart business declined 0.5% from levels recorded in the prior fiscal year. This decrease was partially offset by sales from 5 new stores opened in 2001.

Gross Profit. In the Current Year, gross profit decreased to $137.2 million from $164.2 million in the prior year. This decrease in gross profit was primarily driven by a reduction in sales caused by the closure of the freestanding locations and the Sam’s Club locations. Gross margin, as a percent of sales, increased to 53.6% from 53.4% in the Prior Year. Gross margin percentage was positively impacted by an increase in eyeglass margins, resulting from the introduction and repositioning of certain eyeglass lens items and additional price-point options placed on the frame boards. Also, the Company recorded a charge of approximately $2.6 million and $1.1 million to adjust inventory of the freestanding locations to its net realizable value in the Current Year and in the Prior Year, respectively.

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

Selling, General, And Administrative Expense (“SG&A expense”). SG&A expense (which includes both store operating expenses and home office overhead) decreased to $139.9 million in the Current Year from $166.4 million for the Prior Year. The dollar decrease was primarily the result of lower payroll, depreciation and other expenses due to the above-mentioned store dispositions and closures. However, SG&A expense increased as a percent of sales from 54.1% in the Prior Year to 54.6% in the Current Year.

The percentage increase in SG&A was the result of

•	the amortization of the newly established intangible value of contractual rights of approximately $4.4 million for the seven months ended December 29, 2001;

•	a $6.3 million charge for uncollectible managed care receivables in the Predecessor Company ($2.9 million of which related to ongoing businesses);

•	an increase in freestanding healthcare costs of approximately $1.0 million; and

•	an increase in third party processing costs as a result of increased managed care sales and receipts. Third party processing costs as a percentage of sales are expected to increase as sales under managed care programs increase.

The percentage increase in SG&A was partially offset by

•	a 1.7% decrease in retail and field supervision payroll costs as a percent of sales primarily due to the closure of the freestanding stores that had higher payroll costs as a percent of sales;

•	a charge of approximately $0.5 million in the Prior Year to adjust accounts receivable in the Company’s freestanding stores to net realizable value; and

•	a reduction in total advertising expenditures in the Current Year due to the disposal of the Company’s freestanding locations. Historically the Company’s advertising expenditures for the freestanding locations have been in excess of 10% of sales, well in excess of expenditures as a percentage of sales for the domestic host businesses. Advertising for the Company’s domestic host businesses in 2001 is up slightly from historical levels.

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

Operating Loss. The operating loss for the Current Year was $2.7 million compared to a loss of $6.4 million in the Prior Year. Operating loss as a percentage of sales prior to the restructuring reserve and the impairment loss was 1.1% in the Current Year, compared to a loss of 0.7% in the Prior Year. This improvement was primarily due to the closure of the freestanding locations and the Sam’s Club locations.

Interest Expense. Interest expense increased to $9.5 million compared to $7.7 million in the Prior Year. In the Prior Year, the Company stopped accruing interest on unsecured debt. The Company emerged from bankruptcy on May 31, 2001, and new senior notes in the amount of $120 million, bearing interest of 12%, were issued and the previous notes were cancelled. The new notes were outstanding for seven months in the current period and interest of approximately $8.4 million was accrued. Contractual interest for the Prior Year was $20.7 million.

Reorganization Items. The Company recorded all transactions incurred as a result of the Chapter 11 filing separately as reorganization items. There were no reorganization items recorded after June 2, 2001, as the Company emerged from bankruptcy. The table below summarizes the items incurred by the Predecessor Company (amounts in thousands):

	Five Months	Twelve Months
	Ended	Ended
	June 2, 2001	December 30, 2000

Fresh start adjustments (a)	$(114,263)	$—
Impairment of goodwill	—	100,805
Impairment of fixed assets	33	12,000
Provision for rejected leases	1,592	1,920
Loss on disposal of freestanding division	3,645	—
Other store closing costs	532	670
Retention plan	3,231	2,173
Professional fees	2,008	3,421
Letter of credit reserve on DIP Facility	197	—
Interest income on accumulated cash	(127)	(144)
Other reorganization costs	637	694

Reorganization (gain)/expense	$(102,515)	$121,539

(a)	The adjustments represent the elimination of Predecessor Company equity and the fair value adjustments that were made as part of fresh-start accounting.

Benefit For Income Taxes. The Company recorded pre-tax operating income in the Current Year due primarily to the fresh start adjustments. The Company reflected no tax expense as this income is not taxable. The Company generated operating losses for tax purposes in 2001. No income tax benefit has been recorded as realization is considered unlikely.

Extraordinary Items. In 2001, as part of the Company’s emergence from bankruptcy, the Predecessor Company recognized an extraordinary gain of $17.2 million related to the extinguishment of debt. The gain was calculated as follows:

Net liabilities subject to compromise	$169,245
Deferred financing costs related to cancelled senior notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$17,182

The 2000 results also include an extraordinary loss of $827,000 associated with the write-off of the capitalized costs of the Company’s previous Foothill credit facility.

Net Income/(loss). The Company posted net income of $107.5 million in the Current Year versus a net loss of $139.9 million in the Prior Year. Of the 2001 net income of $107.5 million, $102.5 million results from a reorganization gain, as noted above.

EBITDA. EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, cumulative effect of a change in accounting principle, and reorganization items. EBITDA increased in the Current Year due to the disposal of the freestanding operations in April 2001. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Non-GAAP Financial Measures.”)

The following is a reconciliation of net earnings to EBITDA (amounts in thousands):

	2001	2000

Net earnings/(loss)	$107,463	$(139,880)
Addback:
Interest expense, net	9,539	7,723
Reorganization expense/(gain)	(102,515)	121,539
Income tax expense	—	—
Extraordinary (gain)/loss, net	(17,182)	827
Cumulative effect, net	—	3,378
Depreciation and amortization	16,233	17,526

EBITDA	$13,538	$11,113

HISTORICAL PRO FORMA RESULTS OF ONGOING OPERATIONS.

On April 20, 2001, the Predecessor Company completed the sale of its freestanding retail operations to Vista Acquisition LLC (the “Buyer”). We received consideration of approximately $7.0 million, consisting of $5.7 million in cash and a $1.3 million note receivable. The note receivable was fully reserved at the time of the sale, due to the low probability of collection. The assets sold consisted primarily of furniture, fixtures and inventory at approximately 200 freestanding locations and inventory and equipment at the Fullerton, California laboratory/distribution center. In a related transaction, the Company agreed to sell, subject to regulatory approval, to the Buyer its interest in a managed care subsidiary. The net book value of the assets of the subsidiary ($1.1 million) was fully reserved upon the agreement date as the Buyer took possession of these assets, however, the Company received no consideration from the Buyer for these assets and future receipt was uncertain. For purposes of the unaudited pro forma financial information presented below, these transactions have been combined.

The following information presents the Company’s results of operations for the retail store operations retained by the Company upon emergence from bankruptcy in June 2001. In addition to the exclusion of the freestanding store financial results, the pro forma information also excludes the financial results of other dispositions that occurred during the bankruptcy process, including the Sam’s Club stores and the Meijer Thrifty Acres stores. Accordingly, data for the first and second quarter of 2001 and for all quarters of 2000 is presented on a pro forma basis as if all disposed operations were closed or disposed of as of the beginning of 2000. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company without the closed or disposed operations. Costs related to the bankruptcy, reorganization and restructuring costs are excluded.

2001

	Pro Forma	Pro Forma			Pro Forma
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2001

Store count at end of period	502	503	505	514	514
Domestic comparable store sales growth	-0.5%	0.5%	0.0%	-0.5%	0.0%

Net sales	$60,906	$60,042	$59,741	$57,196	$237,885
Gross profit	$33,357	$33,699	$33,644	$30,100	$130,800
Operating income	$4,428	$789	$2,204	$(48)	$7,374
Net earnings/(loss)	$3,689	$(731)	$(1,469)	$(3,655)	$(2,165)

Capital expenditures	$1,200	$1,100	$970	$1,445	$4,715
Depreciation and amortization	$2,817	$3,443	$4,979	$4,910	$16,149

2000

	Pro Forma	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2000

Store count at end of period	490	491	494	499	499
Domestic comparable store sales growth	5.0%	1.5%	0.0%	0.5%	2.0%

Net sales	$59,727	$59,038	$58,781	$56,902	$234,449
Gross profit	$33,729	$32,229	$31,990	$29,653	$127,600
Operating income	$5,680	$4,411	$4,350	$2,815	$17,255
Net earnings/(loss)	$350	$3,494	$3,629	$2,060	$9,532

Capital expenditures	$2,100	$700	$900	$800	$4,500
Depreciation and amortization	$2,819	$2,817	$3,110	$2,642	$11,389

Reconciliation to Pro Forma Results

A reconciliation of the quarterly results for 2000 and 2001 from reported results to pro forma results is presented in the following tables (amounts in thousands):

	Three Months Ended
	March 31, 2001

	As Reported	Adjustments		Pro Forma

Net sales	$74,735	$13,829	(D)	$60,906
Cost of goods sold	34,525	6,976	(D)	27,549

Gross profit	40,210	6,853		33,357
Selling, general & administrative	39,071	10,142	(D)	28,929

Operating income / (loss)	1,139	(3,289)		4,428
Interest expense, net	739	—		739

Earnings / (loss) before reorganization items, taxes, extraordinary item and cumulative effect of a change in accounting principle	400	(3,289)		3,689
Reorganization expense / (gain)	1,789	1,789	(G)	—

Earnings / (loss) before taxes, extraordinary item and cumulative effect of a change in accounting principle	(1,389)	(5,078)		3,689
Income taxes	—	—		—

Net earnings / (loss) before extraordinary item and cumulative effect of a change in accounting principle	(1,389)	(5,078)		3,689
Extraordinary (loss) / gain, net	—	—		—

Net earnings / (loss)	$(1,389)	$(5,078)		$3,689

	Three Months Ended
	June 30, 2001

	As Reported (A)	Adjustments		Pro Forma

Net sales	$64,428	$4,386	(D)	$60,042
Cost of goods sold (B)	31,174	4,831	(D)	26,343

Gross profit	33,254	(445)		33,699
Selling, general & administrative (C)	39,244	6,334	(D)	32,910

Operating income / (loss)	(5,990)	(6,779)		789
Interest expense, net	1,520	—		1,520

Loss before reorganization items, taxes, extraordinary item and cumulative effect of a change in accounting principle	(7,510)	(6,779)		(731)
Reorganization expense / (gain)	(104,304)	(104,304	) (G)	—

Earnings / (loss) before taxes, extraordinary item and cumulative effect of a change in accounting principle	96,794	97,525		(731)
Income taxes	—	—		—

Net earnings / (loss) before extraordinary item and cumulative effect of a change in accounting principle	96,794	97,525		(731)
Extraordinary (loss) / gain, net	17,182	—		—

Net earnings / (loss)	$113,976	$114,707		$(731)

	Three Months Ended
	April 1, 2000

	As Reported	Adjustments		Pro Forma

Net sales	$83,180	$23,453	(D)	$59,727
Cost of goods sold	36,745	10,747	(D)	25,998

Gross profit	46,435	12,706		33,729
Selling, general & administrative	45,759	17,710	(D)	28,049
Impairment of long-lived assets	2,684	2,684	(E)	—
Restructuring expense	1,601	1,601	(F)	—

Operating income / (loss)	(3,609)	(9,289)		5,680
Interest expense, net	5,330	—		5,330

Earnings / (loss) before reorganization items, taxes, extraordinary item and cumulative effect of a change in accounting principle	(8,939)	(9,289)		350
Reorganization expense / (gain)	—	—		—

Earnings / (loss) before taxes, extraordinary item and cumulative effect of a change in accounting principle	(8,939)	(9,289)		350
Income taxes	—	—		—

Net earnings / (loss) before extraordinary item and cumulative effect of a change in accounting principle	(8,939)	(9,289)		350
Extraordinary (loss) / gain, net	—	—		—
Cumulative effect of a change in accounting principle	(3,378)	(3,378)	(H)	—

Net earnings / (loss)	$(12,317)	$(12,667)		$350

	Three Months Ended
	July 1, 2000

	As Reported	Adjustments		Pro Forma

Net sales	$78,783	$19,745	(D)	$59,038
Cost of goods sold	36,287	9,478	(D)	26,809

Gross profit	42,496	10,267		32,229
Selling, general & administrative	42,424	14,606	(D)	27,818
Impairment of long-lived assets	—	—		—
Restructuring expense	—	—		—

Operating income / (loss)	72	(4,339)		4,411
Interest expense, net	917	—		917

Loss before reorganization items, taxes, extraordinary item and cumulative effect of a change in accounting principle	(845)	(4,339)		3,494
Reorganization expense / (gain)	4,379	4,379	(G)	—

(Loss) / earnings before taxes, extraordinary item and cumulative effect of a change in accounting principle	(5,224)	(8,718)		3,494
Income taxes	—	—		—

Net earnings / (loss) before extraordinary item and cumulative effect of a change in accounting principle	(5,224)	(8,718)		3,494
Extraordinary (loss) / gain, net	(827)	(827)	(G)	—
Cumulative effect of a change in accounting principle	—	—		—

Net earnings / (loss)	$(6,051)	$(9,545)		$3,494

	Three Months Ended
	September 30, 2000

	As Reported	Adjustments		Pro Forma

Net sales	$75,578	$16,797	(D)	$58,781
Cost of goods sold	36,338	9,547	(D)	26,791

Gross profit	39,240	7,250		31,990
Selling, general & administrative	41,646	14,006	(D)	27,640
Impairment of long-lived assets	—	—		—
Restructuring expense	—	—		—

Operating income / (loss)	(2,406)	(6,756)		4,350
Interest expense, net	721	—		721

Loss before reorganization items, taxes, extraordinary item and cumulative effect of a change in accounting principle	(3,127)	(6,756)		3,629
Reorganization expense / (gain)	114,521	114,521	(G)	—

(Loss) / earnings before taxes, extraordinary item and cumulative effect of a change in accounting principle	(117,648)	(121,277)		3,629
Income taxes	—	—		—

Net earnings / (loss) before extraordinary item and cumulative effect of a change in accounting principle	(117,648)	(121,277)		3,629
Extraordinary (loss) / gain, net	—	—		—
Cumulative effect of a change in accounting principle	—	—		—

Net earnings / (loss)	$(117,648)	$(121,277)		$3,629

	Three Months Ended
	December 30, 2000

	As Reported	Adjustments		Pro Forma

Net Sales	$70,153	$13,251	(D)	$56,902
Cost of goods sold	34,088	6,839	(D)	27,249

Gross profit	36,065	6,412		29,653
Selling, general & administrative	36,535	9,697	(D)	26,838
Impairment of long-lived assets	—	—		—
Restructuring expense	—	—		—

Operating income / (loss)	(470)	(3,285)		2,815
Interest expense, net	755	—		755

Earnings / (loss) before reorganization items, taxes, extraordinary item and cumulative effect of a change in accounting principle	(1,225)	(3,285)		2,060
Reorganization expense / (gain)	2,639	2,639	(G)	—

Earnings / (loss) before taxes, extraordinary item and cumulative effect of a change in accounting principle	(3,864)	(5,924)		2,060
Income taxes	—	—		—

Net earnings / (loss) before extraordinary item and cumulative effect of a change in accounting principle	(3,864)	(5,924)		2,060
Extraordinary (loss) / gain, net	—	—		—
Cumulative effect of a change in accounting principle	—	—		—

Net earnings / (loss)	$(3,864)	$(5,924)		$2,060

(A)	Represents the combination of the Predecessor Company’s financial results for the five months ended June 2, 2001 and the Successor Company’s financial results for the seven months ending December 29, 2001.

(B)	Includes a charge of approximately $2.6 million in the second quarter of 2001 to reflect the net realizable value of certain inventories impacted by the sale of the freestanding operations.

(C)	Includes a charge of $6.3 million for uncollectible accounts receivable incurred by the Predecessor Company, $2.9 million of which related to the host vision centers.

(D)	Represents the results of the freestanding operations, the Sam’s Club operations, and the Meijer Thrifty Acres locations that were either sold or closed during the restructuring of the Company.

(E)	Represents the impairment of fixed assets for the freestanding locations that were scheduled for closure prior to the Company’s Chapter 11 filing.

(F)	Represents the severance and other closing costs incurred related to the closure of certain freestanding locations prior to the Company’s Chapter 11 filing.

(G)	Reorganization items and Extraordinary gains and losses were expenses of the Predecessor Company related to the store closures and the Chapter 11 procedures.

(H)	Cumulative effect of a change in accounting principles represents the Predecessor Company’s adoption of SAB101. (See Note 2 to the Consolidated Financial Statements.)

Historical Pro Forma Annual Results of Ongoing Operations. The following pro forma annual information presents the Company’s results of operations for the retail store operations retained by the Company upon emergence from bankruptcy. Accordingly, such pro forma data is presented as if the freestanding operations, the Sam’s Club operations and other disposed operations were closed or disposed of as of the beginning of the periods presented. Costs related to the bankruptcy, reorganization and restructuring costs, are excluded.

	December 29, 2001	December 30, 2000

Domestic comparable store sales growth	0.0%	2.0%
Store count at end of period	514	499

Net sales	$237,885	$234,449
Gross profit	$130,800	$127,600
Operating income	$7,374	$17,255
Net earnings/(loss)	$(2,165)	$9,532

Capital expenditures	$4,715	$4,500
Depreciation and amortization	$16,149	$11,389

Pro forma net sales and gross profit have increased over the prior year primarily due to 18 new host vision centers opened in 2001 and 21 new vision centers opened during fiscal 2000, which operated for all of fiscal 2001, but only a portion of fiscal 2000.

Pro forma operating income declined in fiscal 2001 for the following reasons:

•	amortization of Intangible Value of Contractual Rights and depreciation of revalued fixed assets, both of which were established during fresh start accounting, totaling approximately $4.4 million and $1.0 million, respectively

•	increases in payroll costs of $0.9 million resulting from new store openings.

•	increases in benefit costs in 2001 of approximately $600,000 due to an increase in rates and increased claims experience

•	increases in third party processing costs resulting from an increase in managed care sales as a percentage of total sales

•	a $2.9 million charge for uncollectible accounts receivable incurred by the Predecessor Company’s host vision centers in 2001 and a charge of $300,000 for inventory.

Pro forma net earnings/(loss) decreased from income of $9.5 million to a loss of $2.2 million in fiscal 2001. In addition to the factors discussed above, the Company incurred additional interest expense of approximately $1.8 million due to the issuance of its new Senior Notes and the Company's emergence from bankruptcy in May 2001.

USE OF NON-GAAP FINANCIAL MEASURES

We frequently refer to EBITDA in this document. EBITDA is calculated as net earnings before interest, taxes, depreciation, and amortization, extraordinary items, cumulative effect of a change in accounting principle, and reorganization items as defined in the Indenture governing our Senior Notes. We refer to EBITDA because:

•	It is the basis for the calculation of the excess cash flow principal repayment under our senior notes; and

•	It is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of our operating performance or as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures for other companies.

Reconciliation to Non-GAAP Financial Measures

The following tables provide reconciliations of reported net earnings to historical pro forma EBITDA for the years ended December 29, 2001 and December 30, 2000. EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, cumulative effect of a change in accounting principle, and reorganization items. (See “Management’s Discussion and Analysis — Use of Non-GAAP Financial Measures.”)

	Twelve Months Ended
	December 29, 2001

	As Reported (A)	Adjustments		Pro Forma

Net earnings/(loss)	$107,463	$109,628		$(2,165)
Addback:
Interest expense, net	9,539	—		9,539
Reorganization expense/(gain)	(102,515)	(102,515	)(C)	—
Income tax expense	—	—		—
Extraordinary (gain)/loss, net	(17,182)	(17,182	)(C)	—
Depreciation and amortization	16,233	84	(B)	16,149

EBITDA	$13,538	$(9,985)		$23,523

	Twelve Months Ended
	December 30, 2000

	As Reported	Adjustments		Pro Forma

Net earnings/(loss)	$(139,880)	$(149,413)		$9,532
Addback:
Interest expense, net	7,723	—		7,723
Reorganization expense/(gain)	121,539	121,539	(C)	—
Income tax expense	—	—		—
Extraordinary (gain)/loss, net	827	827	(C)	—
Cumulative effect, net	3,378	3,378	(D)	—
Depreciation and amortization	17,526	6,138	(B)	11,389

EBITDA	$11,113	$(17,531)		$28,644

(A)	Represents the combination of the Predecessor Company’s financial results for the five months ended June 2, 2001 and the Successor Company’s financial results for the seven months ending December 29, 2001.

(B)	Represents the results of the freestanding operations, the Sam’s Club operations, and the Meijer Thrifty Acres locations that were either sold or closed during the restructuring of the Company.

(C)	Reorganization items and Extraordinary gains and losses were expenses of the Predecessor Company related to the store closures and the Chapter 11 procedures.

(D)	Cumulative effect of a change in accounting principles represents the Predecessor Company’s adoption of SAB 101. (See Note 2 to the Consolidated Financial Statements.)

YEAR ENDED DECEMBER 30, 2000 COMPARED TO YEAR ENDED JANUARY 1, 2000

Net Sales. The Company recorded net sales of $307.7 million in fiscal 2000, a decrease of 6.5% over sales of $329.1 million in fiscal 1999. Sales decreased due to the following reasons:

•	The Company closed 91 freestanding stores in April 2000. Theses stores had sales of $3.1 million in 2000 versus $13.0 million in 1999, a reduction of $9.9 million.

•	The remaining freestanding stores generated negative comparable store sales of 15.5% resulting in a decrease of $10.6 million in sales.

•	During 2000, the Company closed 117 Sam’s Club locations, 72 of which were terminated prior to the end of their lease term. These closings resulted in a sales decrease of $12.2 million in 2000.

These decreases were partially offset by:

•	Favorable comparable store sales at the Wal-Mart and Military divisions of 2.0% and 6.5%, respectively. This resulted in a $4.7 million sales increase.

•	New store openings at the Wal-Mart and Military divisions resulted in sales increases of $6.9 million over the prior year.

In addition, the Company’s adoption of SAB 101 deferred the recognition of approximately $300,000 of net sales in fiscal 2000. (See Note 2 of Consolidated Financial Statements.)

Gross Profit. In 2000, gross profit decreased to $164.2 million versus $181.3 million in 1999. This decrease was due to the following:

•	A reduction in sales caused by the closure of all of the Company’s Sam’s Club locations, as well as the operation of approximately 97 fewer freestanding locations and the negative comparable store sales registered by the remaining freestanding vision centers acquired by the Company ($11.8 million).

•	A charge of approximately $1.1 million to adjust inventory at the Company’s freestanding stores to net realizable value (See Reorganization Items, Restructuring Expenses and Impairment of Long-lived Assets).

•	A reduction in vendor promotional monies and independent optometrist revenue from the amounts received a year ago.

Gross profit as a percentage of sales decreased from 55.1% in 1999 to 53.4% in 2000. In addition to the reasons described above, the decrease can also be attributed to the following:

•	A loss of efficiency in the Fullerton Lab caused by the decrease in volume as a result of declining sales levels in the Company’s freestanding vision centers as well as lower volume resulting from closed stores.

•	A sales shift from eyeglasses to contact lenses caused by contact lens promotions in the freestanding vision centers. Eyeglasses have a higher margin than do contact lenses. Additionally, contact lens margins decreased due to competitive price pressure.

•	A decline in average sales per store recorded by the freestanding operations caused rent as a percentage of net sales to increase and thereby reduced margin as a percent of net sales.

Selling, General, and Administrative Expense. This category of expense includes both retail operating expense and corporate office administrative costs. SG&A expense decreased from $177.2 million in 1999 to $166.4 million in 2000. The decrease was due primarily to the following:

•	Payroll savings of $6.7 million from the closure of the Sam’s Club locations and approximately 97 freestanding locations.

•	Home office savings of $2.2 million related to the elimination of amortization of goodwill from the Frame-n-Lens, New West and Midwest acquisitions, which was impaired in the third quarter of 2000, and a reduction in payroll, recruiting and relocation expenses.

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

Extraordinary Loss. Results also include an extraordinary loss of $827,000 and $406,000 in 2000 and 1999 associated with the write-off of the capitalized costs of the Company’s previous credit facilities.

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

Net Income/(loss). The Company recorded a net loss of $139.9 million in 2000, or a loss of $6.61 per basic and diluted share versus a loss of $17.6 million in 1999 or $0.83 per basic and diluted share.

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

Impairment of Fixed Assets and Restructuring Expenses

We have recorded charges for impairment of fixed assets and restructuring expenses in connection with stores closed before the filing of the Chapter 11 Cases. Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits to Exit an Activity (Including Certain Costs Incurred in a Restructuring), requires that we present these charges as components of operating income.

In connection with stores closed after the filing of the Chapter 11 Cases, we have recorded charges for impairment of fixed assets and for restructuring expenses. All expenses of this nature incurred after the first quarter of 2000 have been presented as reorganization items, below operating income.

Summary of Restructuring Charges

The table below summarizes charges for impairment of fixed assets and restructuring expenses incurred in 1999 and 2000 before the Company began the Chapter 11 proceedings (amounts in thousands):

	2000	1999

Impairment of fixed assets	$2,684	$1,952

Restructuring expense:
Provision for rejected leases	$1,362
Other store closing costs	239

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

In addition to the impairment of goodwill and fixed assets, the Company recorded adjustments to inventory of $1.1 million and to accounts receivable of $0.5 million to adjust the carrying value to net realizable value in 2000. These charges were included in cost of goods sold and SG&A expense, as appropriate.

SUMMARY OF LEASE AGREEMENTS

We have agreements governing our operations in host environments, such as Wal-Mart. Typically, each agreement is for a base term, followed by an option to renew for a specified length of time. The agreements provide for payments of minimum and percentage rent, and also contain customary provisions for leased department operations. The table below sets forth key data about each of these agreements:

				No. of Options
Vision Centers	No. of Units as of	Length of Base	Length of Option	Exercisable in
Located in	December 29, 2001	Term (in years)	Term (in years)	Fiscal 2002

Wal-Mart	400	9	3	45
Fred Meyer	55	5	5	—
Wal-Mart de Mexico	35	5	2 or 1	—
Military Bases	24	2 or 5	—	—

Wal-Mart Vision Centers

Our agreement with Wal-Mart gives us the right to open 400 vision centers, the last of which opened in 2001. Our agreement with Wal-Mart also provides that, if Wal-Mart converts its own store to a supercenter (a store which contains a grocery department in addition to the traditional Wal-Mart store offering) and relocates our vision center as part of the conversion, the term of our lease begins again. During 2001, 11 locations were relocated, effectively renewing these leases. We expect between 11 and 14 leases to relocate to supercenters in 2002. We believe that Wal-Mart may in the future convert many of its stores and thereby cause many of our leases to start again. We have received no assurances from Wal-Mart as to how many of their locations will ultimately be converted.

The following table sets forth the number of leases for domestic Wal-Mart and Fred Meyer vision centers that expire each calendar year, assuming the company exercises all available options to extend the terms of the leases. This table includes scheduled superstore conversions which are known as of March 2001. The number of lease expirations indicated could decrease if there is an increase in the number of future supercenter conversions.

	LEASES EXPIRING IN CALENDAR YEAR

HOST							2008 AND
COMPANY	2002	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

Wal-Mart	6	36	44	43	53	62	156	400
Fred Meyer	—	—	—	—	—	—	55	55

Totals	6	36	44	43	53	62	211	455

Of the six Wal-Mart leases scheduled to expire in 2002, one location was closed in the first quarter of 2002 at the end of the original nine-year lease term. The remaining five leases will expire on December 31, 2002 which falls in the Company’s fiscal year 2003. These five leases represent annualized sales of approximately $3.3 million and annualized store-level cash flow of approximately $1 million. In 2003, 36 leases are scheduled to expire over the course of the year, including five closed on December 31, 2002; eight in the first quarter, five in the second quarter, seven in the third quarter, and eleven in the fourth quarter. These stores represent annualized sales of approximately $16.6 million and annualized store-level cash flow of approximately $2.3 million. Store-level cash flow excludes corporate overhead and other costs not specifically attributable to individual stores. We expect store closing costs to average between $5,000 and $10,000 per vision center.

As of December 29, 2001, we had 91 vision centers that were operating in the three-year extension period of the Wal-Mart lease. We exercised our option to renew the leases for the three year extension period for 46 Wal-Mart vision centers in 2001. The base term for 45 vision centers expires in 2002, and we will need to determine which leases to extend. We expect to renew the leases for the vast majority of these vision centers. These decisions will be based on various factors, including sales levels, anticipated future profitability, increased rental fees in the option period, and market share.

Other Vision Centers

Our agreement with Wal-Mart de Mexico provides that each party will not deal with other parties to operate leased department vision centers in Mexico. (We have agreed to waive this restriction for the next five stores opened by Wal-Mart de Mexico). This agreement also permits each party to terminate the lease for each vision center which fails to meet minimum sales requirements specified in the agreement. Under our agreement with Wal-Mart de Mexico, we have two options for two-year renewals, and one option for an additional one-year renewal, for each vision center.

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

The Company emerged from bankruptcy on May 31, 2001. Upon emergence, all of the Company’s pre-petition unsecured liabilities, including the previous senior notes, and all former equity interests were cancelled. Liabilities Subject to Compromise were $169 million and were converted at approximately 85% of face value into a combination of new secured notes and common stock. The notes have a face value of $120 million, provide for payment of interest twice a year at the end of March and September and are subordinated to debt under the Company’s credit facility. The notes are payable over eight years with principal repayments based on excess cash flow. Excess cash flow is defined as EBITDA (as defined) plus or minus working capital changes less the sum of capital expenditures, cash interest payments and cash tax payments, and is subject to a $3 million cash reserve. Any remaining principal balance will be due in 2009. The obligation to prepay principal will have an adverse impact on the ability of the Company to accumulate cash. We can make no assurance as to whether our operations will generate sufficient cash for us to make principal repayments based on excess cash flow. A decrease in sales levels, coupled with the potential impact of the slowing economy on retail sales overall, could have a negative impact on our cash balances and on the amount of any excess cash principal payments due in 2002 and beyond. If this trend of flat sales continues, our ability to make our excess cash flow payments under our indenture will be significantly impaired. In addition, a prolongation of this trend, coupled with the potential loss of vision centers under our Wal-Mart Master Lease, would substantially impair our ability to pay off or refinance the notes.

In May 2001, the Company’s secured revolving credit facility with Foothill Capital expired and was replaced with a secured revolving Credit Facility (the “Exit Facility”) from Fleet Financial Corporation. The Exit Facility has a term of three years, bears interest at the prime rate plus 0.75% per annum or at LIBOR plus 3.0%, and provides availability of an estimated $10 million, subject to borrowing base limitations and letter of credit requirements. We believe that the Exit Facility will provide the Company with adequate liquidity during 2002.

As of March 1, 2002 and subsequent to the Company’s emergence from bankruptcy in May 2001, we have made cash payments related to the Predecessor Company and to the completion of the bankruptcy process. These cash payments approximate $8 million and include:

•	Reclamation payments, convenience claims and assumed contract cure amounts;

•	Cash payments related to the disposition of the freestanding stores;

•	Cash payments to formalize the Exit Facility;

•	Cash payments to professional advisors; and

•	Cash payments in accordance with the retention plan.

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

The Company opened five Wal-Mart vision centers in 2001. We have opened 400 Wal-Mart vision centers, as provided for in our Master Lease Agreement. We may open between 5 and 10 additional vision centers in 2002 in other host environments dependent upon liquidity, construction schedules and other constraints. For each of our new vision centers, we typically spend between $100,000 and $140,000 for fixed assets and approximately $25,000 for inventory.

During 2001, we converted 11 Wal-Mart vision centers to supercenters. In 2002, we expect to convert between 11 and 14 of our existing Wal-Mart vision centers to supercenters. Each supercenter conversion requires expenditures of approximately $60,000 to $80,000.

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

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues. Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received. In response to SAB 101, the Company is required to recognize revenue upon delivery of the product. The amount of cash received at the time the customer’s order is placed is recorded as a deposit liability and is presented within accrued liabilities. The effect of this change in accounting principle was applied cumulatively as of the beginning of 2000 and totaled $3.4 million.

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

Cost of Goods Sold

The Company recognizes cost of product sold to retail customers when the sales transaction is complete and revenue is recognized. Periodically, the Company receives purchase discounts or reduced pricing on inventory purchases; these reductions in the normal purchase price are accounted for in the weighted average cost of inventory.

Allowance for Uncollectible Receivables under Reimbursement Plans

Managed care accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care plans or third-party administrators located throughout the United States. Approximately 12% of the Company net sales from ongoing businesses relate to products sold to customers that ultimately will be funded in full or in part through private insurance plans, third party insurance administration programs or government reimbursement programs such as Medicare and Medicaid. Failure by the Company to accurately file for reimbursement on a timely basis with these programs can have an adverse effect on the Company’s collection results which, in turn, will have an adverse effect on liquidity and profitability.

Estimates of our allowance for uncollectible receivables are based on our historical collection experience, historical and current operating, billing and collection trends and a percentage of our receivables by aging category. Changes in our billing and collection processes, changes in funding policies by insurance plans and changes in our sales mix within insurance plans may have a material effect on the amount and timing of our estimated expense requirements.

Accounting for Inventory

The Company’s inventories are stated at the lower of weighted average cost or market.

In most cases, the expected sales value (i.e., market value) of the Company’s inventory is higher than its cost. However, as the Company progresses through a selling season, certain slow-moving merchandise may be removed from stores and returned to the Company’s distribution center to be sold below cost in secondary markets. As a result, there is a high degree of judgment and complexity in determining the market value of such inventories. For inventory on hand, the Company estimates the future selling price of its merchandise, given its current selling price and its planned promotional activities, and provides a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.

The Company conducts physical inventory counts for a selection of store locations on a periodic basis through the course of the fiscal year and adjusts the Company’s records to reflect the actual inventory counts. Inventory in the Company’s distribution center is counted near the end of the fiscal year. As all locations are not counted as of the Company’s reporting dates, the Company provides a reserve for inventory shrinkage based principally on historical inventory shrinkage experience.

Fresh Start Accounting

In accounting for the effects of the reorganization, the Company adopted “fresh start” accounting principles as contained in the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code “ (“SOP 90-7”). SOP 90-7 was applicable because pre-reorganization shareholders received none of the Company’s new common stock and the reorganization value of the assets of the Successor company was less than the total pre-petition liabilities allowed plus post-petition liabilities. SOP 90-7 also requires that any changes in accounting principles required within twelve months of fresh start accounting, must be adopted at the time of implementation of fresh start accounting.

Fresh start accounting principles require that we determine the reorganization value of the reorganized Company. The Company’s reorganization value was developed by the Company, the Official Committee of Unsecured Creditors and their respective financial advisors. The reorganization value was based on a calculation of the present value of the free cash flows under the Company’s financial projections, including an assumption of a terminal value. Such projections were submitted to the bankruptcy court and to creditors for review and objection as part of the Company’s disclosure statement accompanying the Plan.

Valuation of Long-Lived and Intangible Assets

Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of the Company’s adoption of fresh start accounting in May 2001. This intangible asset, which has a value of $109.2 million at December 29, 2001, represents the value of the Company’s lease agreement with Wal-Mart and the business relationship therein created. In accordance with SFAS No. 142, this intangible is an amortizable asset because it has a finite useful life. However, the precise length of its life is not known due primarily to the Wal-Mart superstore conversions that automatically trigger extensions on the contractual life of the asset. Based on our projections, our best estimate of the useful life of this asset is 15 years. Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.

We assess the impairment of all identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include (1) a significant underperformance of vision center operations relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of Company assets or the strategy for our overall retail optical business; (3) significant negative industry or economic trends; (4) a significant decline or adverse change in the rate or geographic concentration of Wal-Mart host store relocations or superstore conversions; and (5) a permanent adverse change in cash flows generated by an operation.

If we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected cash flow model. If the projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow method. Significant management judgment is required regarding the existence of impairment indicators as discussed above. Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Based on our review of our intangible and other long-lived assets as of December 29, 2001, no impairment was determined to exist.

Accounting for Stock Options

At a meeting held on October 25, 2001, the Compensation Committee of the Board of Directors awarded stock options and performance shares to approximately 530 employees and outside directors. Stock options covering 348,750 shares were awarded, at a strike price of $0.40 per share, the price at which common stock of the Company closed on October 25, 2001. The options vest on the seventh anniversary of the grant date; however, vesting may be accelerated in the event the Company attains defined performance goals set by the Board of Directors. Because the number of shares and the per share strike price are not subject to uncertainty, the option plan qualifies for fixed accounting treatment. As a result, the Company does not record compensation expense in connection with the granting of the stock options. If accounting standards change, and the stock options were to receive variable accounting treatment, the Company would periodically record compensation expense over the vesting period of the stock options equal to the spread between the strike price and the trading price of the common stock. Note 2 to the financial statements sets forth information regarding the Pro Forma impact of stock options on net income and basic and diluted earnings per share.

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

It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carry forward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Self-Insurance Accruals

We self-insure estimated costs associated with workers’ compensation claims and group medical liabilities, up to certain limits. Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Trends in actual experience are a significant factor in the determination of such reserves. We believe our estimated reserves for such claims are adequate, however actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

Other Accounting Policies

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in selecting any available alternative. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. In accordance with SOP 90-7, we adopted SFAS No. 141 and SFAS No. 142 at the fresh start implementation date. The adoption of these pronouncements did not have a material impact on our financial statements.

The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. We adopted Statement No. 144 in 2001 upon fresh start accounting. Adoption of this pronouncement did not have a material impact on our financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 specified that final delivery of product is required prior to recognizing revenue. Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received. We applied the guidance in SAB 101 to our financial statements in 2000. The initial impact was reflected as a cumulative effect adjustment to our consolidated financial statements resulting from a change in accounting principles.

RISK FACTORS

This Form 10-K/A contains a number of statements about the future. It also contains statements which involve assumptions about the future. All these statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or belief concerning future events, including the following: any statements regarding future sales levels, the continuation of historical trends, and the Company’s liquidity. Without limiting the foregoing, the words believes, anticipates, plans, expects, and similar expressions are intended to identify forward-looking statements.

We do not know whether the forward-looking statements made in this Form 10-K/A will prove to be correct. We have tried to identify factors which may cause these statements to be incorrect, but we may not have identified all of them. These factors could also have a negative impact on our results. The following is our non-exclusive list of these factors:

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

As a result of the issuance of our notes, we are highly leveraged. The notes are subordinated to our credit facility. Assuming the issuance of all of our notes and after giving effect to the establishment of our credit facility, we had:

•	total indebtedness of $120 million represented by the notes, and

•	total availability, as of March 1, 2002, of $1.8 million under our credit facility, after letter of credit requirements.

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

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations under the notes,

•	increase our vulnerability to general adverse economic and industry conditions,

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements,

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry,

•	place us at a competitive disadvantage compared to competitors that have less debt, and

•	limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds. Our failure to comply with the covenants in the indenture under which our notes were issued or our credit facility would result in an event of default which, if not cured or waived, could have a material adverse effect on us.

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

Category	Number

Total Vision Centers	514
Wal-Mart Locations	400
Wal-Mart de Mexico	35

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

Our agreement with Wal-Mart gives us the right to open at least 400 vision centers, including those already open. We have reached that number. Wal-Mart is under no obligation to provide us with additional vision center leases. However, our agreement with Wal-Mart also provides that, if Wal-Mart converts its own store to a “supercenter,” which is a store that contains a grocery department in addition to the traditional Wal-Mart store offering, and relocates our vision center as part of the conversion, the term of our lease begins again. We believe that Wal-Mart may in the future convert many of its stores and thereby cause many of our leases to start again. There were 11 conversions of Wal-Mart stores in which we run vision centers into “supercenters” in the year 2001, and 32 of these conversions prior to 2001. We have received no assurances from Wal-Mart as to how many of their locations will ultimately be converted.

Our agreement with Wal-Mart provides for a nine-year base term at each vision center that begins at opening and gives us a three-year extension option. Wal-Mart is under no obligation to provide us with any further extensions. Forty-six vision centers have base terms that expired in 2001 under our Wal-Mart agreement, all of which have been extended, and another forty-five have base terms that expire in 2002, which we have the option to extend. More base terms will expire in subsequent years. As each base term expires, we determine whether to exercise our three-year extension options for our Wal-Mart vision centers. We make those decisions based upon various factors, including, for example:

•	the sales levels of each vision center,

•	the estimated future profitability of each vision center, and

•	the increased minimum license fees charged by Wal-Mart during the option period.

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

In conjunction with our historical results from operations, emergence from Chapter 11 and the disposition of our free standing operations, we incurred significant net operating losses. These losses are expected to result in significant net operating loss carry-forwards, the amount of which has not yet been finally determined. Our ability to utilize our net operating losses that were realized prior to our emergence from Chapter 11 is limited under Section 382 of the Internal Revenue Code of 1986. If our net operating losses realized after our emergence from Chapter 11 are subject to substantial limitation because of a future change of control of the company or for other reasons, our cash tax costs would increase and have an adverse effect on our ability to repay the notes. If, after such a change of control, we determined that we would be unable to utilize this tax asset, we could then be forced to write down the asset and record a charge against our financial results.

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

Our credit facility contains various restrictive covenants and requires us to maintain specified financial ratios and satisfy financial tests, such as:

•	minimum requirements of earnings before interest, taxes, depreciation and amortization in our credit facility of (1) $6 million for the fiscal quarter ending September 29, 2001, (2) $11 million for the two fiscal quarters ending December 29, 2001, (3) $17 million for the three fiscal quarters ending March 30, 2002, and (4) $19.6 million for the four fiscal quarters ending June 29, 2002 and for each four quarter period ending on the last day of each fiscal quarter for the remainder of the term of our credit facility, and

•	minimum fixed charge coverage ratios of 1.0 to 1.0.

Our ability to meet these financial ratios and tests may be affected by events beyond our control, and we cannot assure you we will meet these tests. In addition, our credit facility and our indenture limit our ability to take action with respect to:

•	capital expenditures,

•	investments,

•	indebtedness,

•	liens,

•	dividends,

•	loans,

•	prepayments of other indebtedness,

•	mergers, acquisitions or sales of assets,

•	changes in business activities,

•	transactions with affiliates, and

•	issuance of equity.

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

Several of our competitors have significantly greater financial resources than we do. As a result, they may be able to engage in extensive and prolonged price promotions which may adversely affect our business. They may also be able spend more than we do for advertising. If we are not able to maintain our market share of the retail optical industry, our business will suffer. A decline in our earnings could adversely affect the price of our common stock and the notes, and our ability to repay the notes.

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

Both federal and state governments extensively regulate the delivery of health care, including relationships among health care providers such as optometrists and eyewear providers like us. Many states prohibit business corporations from practicing medicine or controlling the medical judgments or decisions of physicians. States often also prohibit various financial arrangements, such as splitting fees with physicians. The legality of our relationships with opticians and independent optometrists has been and may continue to be challenged from time to time. Regulations vary from state to state and are enforced by both courts and regulatory authorities, each with broad discretion. A ruling that we have violated these laws could, for example, result in:

•	censure,

•	delicensing of optometrists,

•	civil or criminal penalties, including large civil monetary penalties,

•	invalidation or modification of our agreements with optometrists and opticians, or

•	an order requiring us to change our business practices.

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

An increasing percentage of patients receive health care coverage through managed care payors. As this trend continues, our success will increasingly depend on our ability to negotiate contracts with health maintenance organizations referred to as HMOs, employer groups and other private third party payors. We cannot assure you that we will be able to establish or maintain satisfactory relationships with managed care and other third party payors. Many managed care payors have existing provider structures in place that they may be unable or unwilling to change. Our inability to enter into arrangements with managed care payors in the future could have a material adverse effect on our business.

We have established a network of optometrists and other providers located in or adjacent to our stores in order to enhance our ability to contract with managed care payors for both professional services and retail eyewear supplies. Currently, approximately 11% of our revenues are received from managed care payors. We expect this percentage to increase in the future. Managed care contracts include a variety of reimbursement methods, such as capitation and fee for service or discounts. Our contracts with managed care companies on the one hand, and with networks of optometrists and other providers on the other, are subject to federal and state regulations, for example:

Insurance Licensure. Most states impose strict licensure requirements on companies that engage in the business of insurance, including health insurance companies and HMOs. Many licensing laws mandate strict financial and other requirements which we may not be able to meet, were we deemed to be engaging in the business of insurance. Additionally, the licensure process can be lengthy and time consuming.

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

A significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans. According to government projections, more medical beneficiaries who are significant consumers of eye care services will enroll in managed care organizations. Governmental and private third party payors are trying to contain medical costs by:

•	lowering reimbursements,

•	imposing use restrictions and risk-based compensation arrangements,

•	redesigning benefits, and

•	exploring more cost-effective methods of health care delivery.

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

Our foreign operations expose us to all of the risks of investing and operating in foreign countries generally, including:

•	differing regulatory, political and governmental environments,

•	currency fluctuations,

•	high inflation,

•	price controls,

•	restrictions on profit repatriation,

•	generally lower per capita income and spending levels,

•	import duties and value-added taxes, and

•	difficulties of cross-cultural marketing.

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

Provisions of our Articles of Incorporation and By-Laws could discourage tender offers or other transactions that would result in shareholders receiving a premium over the market price for our common stock. These include provisions:

•	authorizing the issuance of preferred stock without shareholder approval,

•	requiring a supermajority shareholder vote in various circumstances,

•	restricting who may call a special meeting of shareholders,

•	permitting our board of directors to consider constituencies in addition to the shareholders, and

•	requiring shareholders to comply with various procedures in connection with any shareholder proposals or director nominations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. The Company’s primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company’s risk management policies. We manage market risk on the basis of an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company’s financial advisors, both internal and external, provide ongoing advice regarding trends that affect management’s assessment. The Company’s operations are not considered to give rise to significant market risk.

Interest Rate Risk

The Company borrows long-term debt under our credit facility at variable interest rates. (See Note 8 to Consolidated Financial Statements.) We therefore incur the risk of increased interest costs if interest rates rise. At December 29, 2001, the Company had no outstanding borrowings under its credit facility. The Company’s interest cost under its Senior Notes is fixed at 12% through the expiration date of the Senior Notes, due 2009.

Foreign Currency Risk

The Company’s division in Mexico operates in a functional currency other than the U.S. dollar. The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized income of $144,000 in 2001. Historically, the Company has not attempted to hedge this equity risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company are included as a separate section of this Report commencing on page F-1.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates by reference herein the section entitled “Election of Directors” in the Company’s Proxy Statement mailed to shareholders in connection with the Company’s 2002 annual meeting.

ITEM 11.    EXECUTIVE COMPENSATION

The Company incorporates by reference herein the section entitled “Compensation of Executive Officers” in the Company’s Proxy Statement mailed to shareholders in connection with the Company’s 2002 annual meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference herein the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement mailed to shareholders in connection with the Company’s 2002 annual meeting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2001, 2000 and 1999, the Company made rent payments of approximately $80,000 for the St. Cloud laboratory/distribution facility, which is owned by Myrel Neumann, a current director of the Company. The Company paid insurance premiums of approximately $443,000 in 2000 for insurance policies purchased through an agency in which J. Smith Lanier, II, a director of the Predecessor Company during 2000, has a substantial ownership interest. The Audit Committee (which has ratified the purchase of insurance by the Company from this insurance agency) and management of the Company believe that these premiums and rent payments are comparable to those which could have been obtained from unaffiliated companies.

As part of the bankruptcy proceedings, Myrel Neumann, a Director of the Company, has approximately $1.0 million of outstanding claims against the Company, which are included in the Company’s disputed claims reserve. These claims originated with NVI’s 1997 purchase of a company owned by Mr. Neumann.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) The Consolidated Financial Statements and Schedule of the Company and its subsidiaries are filed as a separate section of this Report commencing on page F-1.

(3) We have filed or incorporated by reference the following exhibits:

Exhibit
Number	Description

2.1 — First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries, dated April 13, 2001, incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2001.

2.2 — Modification to First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries and First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, Filed by Frame-N-Lens Optical, Inc.; Midwest Vision, Inc.; New West Eyeworks, Inc., and Certain of Their Debtor Subsidiaries, dated May 17, 2001, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2001.

3.1 — Amended and Restated Articles of Incorporation of the Company, dated April 8, 1992, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 9, 2001.

3.2 — Amended and Restated By-Laws of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

4.1 — Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 9, 2001.

4.2 — Rights Agreement dated as of January 17, 1997 between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

4.3 — Amendment to Rights Agreement, dated as of March 1, 1998, between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 8-A filed with the SEC on March 24, 1998.

4.4 — Indenture, dated as of June 15, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit TC3 to the Company’s Application for Qualification of Indenture on Form T-3 filed with the SEC on May 31, 2001.

4.5 — First Amendment of Indenture, dated as of July 6, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 9, 2001.

4.6 — Registration Rights Agreement, dated as of May 31, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.8 to the Company’s Amendment to Quarterly Report on Form 10-Q/A filed with the SEC on August 22, 2001.

4.7 — Amendment to Registration Rights Agreement, dated as of August 7, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.9 the Company’s Amendment to Quarterly Report on Form 10-Q/A filed with the SEC on August 22, 2001.

4.8 — Lock-Up Agreement, dated May 31, 2001, between Scudder High Yield Series - Scudder High Yield Fund and the Company, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 29, 2001.

4.9 — Lock-Up Agreement, dated May 31, 2001, between U.S. Bancorp Investments, Inc. and the Company, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 29, 2001.

4.10 — Second Amendment of Indenture, dated as of December 7, 2001, between the Company and State Street Bank and Trust Company, as trustee.

10.1 — Sublease Agreement, dated December 16, 1991, by and between Wal-Mart Stores, Inc. and the Company, incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

10.2 — Form indemnification agreement for directors and executive officers of the Company, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

10.3 — Vision Center Master License Agreement, dated as of June 16, 1994, by and between Wal-Mart Stores, Inc. and the Company, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 1994. [Portions of Exhibit 10.3 have been omitted pursuant to an order for confidential treatment granted by the Commission. The omitted portions have been filed separately with the Commission.]

10.4++ — Split Dollar Life Insurance Agreement, dated as of November 3, 1994, among the Company, A. Kimbrough Davis, as Trustee, and James W. Krause, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1994.

10.5++ — Level IV Management Incentive Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1994.

10.6 — Agreement dated as of November 23, 1995 by and between Mexican Vision Associates Operadora, S. de R.L. de C.V. and Wal-Mart de Mexico, S.A. de C.V. in original Spanish and an uncertified English translation, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 30, 1995. [Portions of Exhibit 10.6 have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed separately with the Commission.]

10.7++ — Executive Relocation Policy, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 30, 1996.

10.8++ — Restated Stock Option and Incentive Award Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 29, 1996.

10.9++ — First Amendment to Restated Stock Option and Incentive Award Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 29, 1997.

10.11++ — Form Restricted Stock Award, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 29, 1997.

10.12++ — Restated Non-Employee Director Stock Option Plan, incorporated by reference to the Company’s Form 10-Q filed on June 28, 1997.

10.18 — Loan and Security Agreement dated as of May 30, 2001, between the Company and Fleet Capital Corporation, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

21 — Subsidiaries of the Registrant, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000.

23.1** — Notice Regarding Consent of Arthur Andersen LLP.

23.2** — Consent by Deloitte & Touche LLP.

99.1** — Letter Pursuant to Temporary Note 3T.

99.2** — Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Page

Reports of Independent Auditors	F-2
Consolidated Balance Sheets as of December 29, 2001 (Restated) and December 30, 2000	F-4
Consolidated Statements of Operations for the Seven Months Ended December 29, 2001, the Five Months Ended June 2, 2001 (Restated), and the Years Ended December 30, 2000 and January 1, 2000	F-5
Consolidated Statements of Shareholders’ Equity / (Deficit) for the Seven Months Ended December 29, 2001, the Five Months Ended June 2, 2001, and the Years Ended December 30, 2000 and January 1, 2000	F-6
Consolidated Statements of Cash Flows for the Seven Months Ended December 29, 2001 (Restated), the Five Months Ended June 2, 2001 (Restated), and the Years Ended December 30, 2000 and January 1, 2000	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II, Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the notes to consolidated financial statements and, therefore, have been omitted.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
National Vision, Inc.
Lawrenceville, Georgia

We have audited the accompanying consolidated balance sheet of National Vision, Inc. and subsidiaries as of December 29, 2001 (Successor Company balance sheet), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the seven months ended December 29, 2001 (Successor Company operations), and the five months ended June 2, 2001 (Predecessor Company operations). Our audit also included the 2001 financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2001 financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule as of December 30, 2000 (Predecessor Company balance sheet) and for each of the years in the two-year period then ended (Predecessor Company operations) were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements (which included an explanatory paragraph for the Company’s emergence from Chapter 11 bankruptcy and adoption of fresh start accounting in accordance with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code”), and stated that such 2000 and 1999 financial statement schedules, when considered in relation to the 2000 and 1999 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 25, 2002. Those auditors reported on such financial statements prior to the restatement referred to below.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements, on May 18, 2001, the Bankruptcy Court entered an order confirming the Predecessor Company’s plan of reorganization, which became effective after the close of business on May 31, 2001. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the successor company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 4.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of National Vision, Inc. and subsidiaries as of December 29, 2001, and the results of their operations and their cash flows for the period from June 3, 2001 to December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2001 financial statement schedule, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the Predecessor Company’s results of their operations and their cash flows for the period December 31, 2000 to June 2, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17, the accompanying 2001 financial statements have been restated to (i) reflect a balance sheet reclassification resulting in a current deferred tax asset and a non-current net deferred tax liability as of December 29, 2001, (ii) correctly reflect in Note 11 the components of deferred income tax assets and liabilities (including the valuation allowance) as of December 29, 2001; (iii) correctly reflect the balance sheet classification of senior notes between short-term and long-term liabilities as of December 29, 2001, (iv) correctly reflect the balance sheet classification of reserves for certain assets from accrued expenses and other current liabilities to accounts receivable, property and equipment and other assets and deferred costs as of December 29, 2001, and (v) correctly reflect the statement of operations classification of certain amounts from reorganization expense to cost of goods sold and selling, general & administrative expense in the five months ended June 2, 2001.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 29, 2003

The following is a copy of the previously issued report of Arthur Andersen LLP, which has ceased operations and which report has not been reissued in connection with this Form 10-K/A, on the consolidated balance sheets of National Vision, Inc. and subsidiaries at December 29, 2001 and December 30, 2000 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the seven months ended December 29, 2001 (successor company), the five months ended June 2, 2001 (predecessor company), and for the years ended December 30, 2000 and January 1, 2000 (predecessor company). Arthur Andersen LLP reported on such financial statements prior to the restatement discussed in Note 17.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 25, 2002

NATIONAL VISION, INC.
CONSOLIDATED BALANCE SHEETS
December 29, 2001 (Restated) and December 30, 2000
(In thousands, except share information)

	Successor	Predecessor

	2001
	(As Restated
	see Note 17)	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,846	$8,066
Accounts receivable (net of allowance: 2001 - $2,377; 2000 - $5,744)	3,908	10,119
Inventories	18,621	31,478
Other current assets	583	1,590
Deferred income tax asset	3,681	—

Total current assets	36,639	51,253

PROPERTY AND EQUIPMENT:
Equipment	17,049	47,187
Furniture and fixtures	6,878	23,272
Leasehold improvements	6,008	18,664
Construction in progress	1,061	540

	30,996	89,663
Less accumulated depreciation	(6,996)	(60,092)

Net property and equipment	24,000	29,571

OTHER ASSETS AND DEFERRED COSTS
(net of accumulated amortization: 2001 - $259; 2000 - $4,833)	1,332	9,679
DEFERRED INCOME TAX ASSET	—	385
INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization: 2001 - $4,360)	109,246	—

	$171,217	$90,888

LIABILITIES AND SHAREHOLDERS’ EQUITY / (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable	$3,935	$783
Accrued expenses and other current liabilities	24,712	19,693
Current portion of long-term debt	1,597	—
Revolving credit facility and term loan	—	12,911

Total current liabilities	30,244	33,387

DEFERRED INCOME TAX LIABILITY	3,296	—
SENIOR NOTES	118,403	—
LIABILITIES SUBJECT TO COMPROMISE (Note 4)	—	170,824
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
SHAREHOLDERS’ EQUITY / (DEFICIT):
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 21,169,103 shares issued and outstanding (Predecessor)	—	211
Common stock, $0.01 par value; 10,000,000 shares authorized, 5,000,000 shares issued and outstanding (Successor)	50	—
Additional paid-in capital	24,940	47,387
Retained deficit	(5,860)	(156,848)
Accumulated other comprehensive income / (loss)	144	(4,073)

Total shareholders’ equity / (deficit)	19,274	(113,323)

	$171,217	$90,888

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).

See notes to the consolidated financial statements.

National Vision, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the seven months ended December 29, 2001,
the five months ended June 2, 2001 (Restated), and for
the years ended December 30, 2000 and January 1, 2000
(In thousands, except per share information)

	Successor	Predecessor

		Five Months
		Ended	Years Ended
	Seven Months	June 2, 2001
	Ended	(As Restated -	December 30,	January 1,
	December 29, 2001	see Note 17)	2000	2000

Net sales	$135,543	$120,557	$307,694	$329,055
Cost of goods sold	61,488	57,404	143,458	147,768

Gross profit	74,055	63,153	164,236	181,287
Selling, general & administrative expense	71,526	68,377	166,364	177,162
Impairment of long-lived assets	—	—	2,684	1,952
Restructuring expense	—	—	1,601	—

Operating income / (loss)	2,529	(5,224)	(6,413)	2,173
Interest expense, net	8,389	1,150	7,723	19,329

Loss before reorganization items and taxes	(5,860)	(6,374)	(14,136)	(17,156)
Reorganization expense/ (gain) (Note 4)	—	(102,515)	121,539	—

Earnings / (loss) before taxes, extraordinary item and cumulative effect of a change in accounting principle	(5,860)	96,141	(135,675)	(17,156)
Income tax expense	—	—	—	—

Net earnings / (loss) before extraordinary item and cumulative effect of a change in accounting principle	(5,860)	96,141	(135,675)	(17,156)
Extraordinary (loss) / gain, net (Note 9)	—	17,182	(827)	(406)
Cumulative effect, net (Note 2)	—	—	(3,378)	—

Net earnings / (loss)	$(5,860)	$113,323	$(139,880)	$(17,562)

Basic and diluted earnings / (loss) per share:
Earnings / (loss) before extraordinary item and cumulative effect	$(1.17)	$4.54	$(6.41)	$(0.81)
Extraordinary (loss) / gain, net	—	0.81	(0.04)	(0.02)
Cumulative effect, net	—	—	(0.16)	—

Net earnings / (loss) per share	$(1.17)	$5.35	$(6.61)	$(0.83)

				January 1,
				2000

Pro Forma amounts as if the new revenue recognition policy was applied retroactively (See Note 2):
Net loss before extraordinary item				$(17,239)
Net loss				$(17,645)
Net loss per share — basic and diluted:
Net loss before extraordinary item				$(0.82)
Net loss				$(0.84)

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).

See notes to the consolidated financial statements.

National Vision, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY / (DEFICIT)
For the seven months ended December 29, 2001,
the five months ended June 2, 2001, and for
the years ended December 30, 2000 and January 1, 2000
(In thousands, except share information)

					Accumulated
	Common Stock		Additional	Retained	Other
			Paid-in	Earnings/	Comprehensive	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income / (loss)	Income	Total

Predecessor Company:
BALANCE, January 2, 1999	21,166,612	$211	$47,195	$594	$(4,073)		$43,927
Restricted stock			136				136
Exercise of stock options	12,491		56				56
Net loss				(17,562)		$(17,562)	(17,562)

Comprehensive income						$(17,562)

BALANCE, January 1, 2000	21,179,103	211	47,387	(16,968)	(4,073)		26,557
Cancellation of shares	(10,000)
Net loss				(139,880)		$(139,880)	(139,880)

Comprehensive income						$(139,880)

BALANCE, December 30, 2000	21,169,103	211	47,387	(156,848)	(4,073)		(113,323)
Net income through June 2, 2001				113,323		$113,323	113,323

Comprehensive income						$113,323

Elimination of prior equity	(21,169,103)	(211)	(47,387)	43,525	4,073		—

BALANCE, June 2, 2001	0	$—	$—	$—	$—		$—

Successor Company:
Distribution of new common shares — June 2, 2001	5,000,000	$50	$24,950	$—	$—		$25,000
Stock issuance costs			(10)				(10)
Net loss June 3 - December 29, 2001				(5,860)		$(5,860)	(5,860)
Cumulative translation adjustment					144	144	144

Comprehensive income						$(5,716)

BALANCE, December 29, 2001	5,000,000	$50	$24,940	$(5,860)	$144		$19,274

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).

See notes to the consolidated financial statements.

National Vision, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the seven months ended December 29, 2001, (Restated)
the five months ended June 2, 2001, (Restated) and for
the years ended December 30, 2000 and January 1, 2000
(In thousands)

	Successor	Predecessor

	Seven Months	Five Months
	Ended	Ended	Year Ended	Year Ended
	December 29, 2001	June 2, 2001	December 30, 2000	January 1, 2000
	(As restated —	(As restated —
	See Note 17)	See Note 17)

Cash flow from operating activities:
Net earnings / (loss)	$(5,860)	$113,323	$(139,880)	$(17,562)
Adjustments to reconcile cash to net earnings/ (loss):
Depreciation & amortization	11,425	4,808	17,526	18,602
Impairment of long-lived assets	—	—	2,684	1,952
Restructuring reserve	—	—	1,601	—
Reorganization items	—	11,748	121,539	—
Cumulative effect	—	—	3,378	—
Fresh start adjustments	—	(114,263)	—	—
Extraordinary item	—	(17,182)	827	406
Other	256	(259)	1,181	(459)
Changes in operating assets & liabilities:
Accounts receivable	636	5,177	(1,480)	(281)
Inventories	1,245	4,083	5,026	(2,703)
Other current assets	142	597	1,171	138
Accounts payable	2,187	1,210	9,351	(1,733)
Accrued expenses and other current liabilities	(5,218)	322	(4,335)	(2,069)

Total adjustments	10,673	(103,759)	158,469	13,853

Net cash provided by / (used in) operating activities	4,813	9,564	18,589	(3,709)

Cash flow from investing activities:
Proceeds from sale of property & equipment	—	5,656	—	955
Purchase of property & equipment	(2,750)	(2,084)	(5,379)	(12,704)

Net cash (used in) / provided by investing activities	(2,750)	3,572	(5,379)	(11,749)

Cash flow from financing activities:
Advances on revolver	112,855	125,063	305,751	79,238
Payments on revolver	(115,855)	(134,975)	(312,132)	(65,946)
Deferred financing costs	(286)	(125)	(715)	(811)
Stock issuance costs	(10)	—	—	—
Proceeds from exercise of stock options	—	—	—	56
Principal payments on other long-term debt	(86)	—	(934)	(1,265)

Net cash (used in) / provided by financing activities	(3,382)	(10,037)	(8,030)	11,272

Net (decrease) / increase in cash	(1,319)	3,099	5,180	(4,186)
Cash, beginning of period	11,165	8,066	2,886	7,072

Cash, end of period	$9,846	$11,165	$8,066	$2,886

Upon emergence from Chapter 11, the Company adopted fresh start reporting. As a result, all assets and liabilities were restated to reflect their fair values. The consolidated financial statements of the new reporting entity (the “Successor”) are not comparable to the reporting entity prior to the Company’s emergence from Chapter 11 (the “Predecessor”).

See notes to the consolidated financial statements.

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

Fresh Start Accounting

Upon emergence from bankruptcy, the Company adopted “fresh start” accounting in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”). As a result, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after emergence are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements of the pre-confirmation company (the “Predecessor”). A black line has been drawn in the financial statements to distinguish Predecessor and Successor Company results. (See Note 4 — “Bankruptcy Proceedings and Fresh Start Adjustments.”) SOP 90-7 also requires that any changes in accounting principles required within twelve months of fresh start accounting, must be adopted at the time of implementation of fresh start accounting.

The Company’s plan of reorganization in the Chapter 11 Cases provides that, as claims of creditors are resolved, the Company will make periodic distributions of its new common stock and notes. As of March 1, 2002, the Company has made five such distributions, for a total of 4,190,000 shares of new common stock and $100.9 million face amount of new notes. The balance of 810,000 shares of new common stock and $19.1 million face amount of new notes are part of a disputed claim reserve on deposit with the Company’s outside trustee and will be distributed as and when disputed claims are resolved. Because the disputed claim reserve resides with a third-party trustee, the common stock and senior notes remaining in the disputed claim reserve are considered issued and outstanding for accounting purposes. Interest expense on the senior notes remaining in the claim reserve are accrued for and paid to the trustee for ultimate distribution to claimholders when disputed claims are resolved.

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues. Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received. In response to SAB 101, the Company defers revenue recognition until delivery of the product by estimating the value of transactions in which final delivery to the customer has not occurred at the end of the period presented. Cash received prior to final delivery of the product is reflected as a deposit liability within accrued liabilities. These estimates are based on historical trends, taking into consideration current changes in the Company’s manufacturing and distribution process.

Cost of Goods Sold

The Company recognizes cost of product sold to retail customers when the sales transaction is complete and revenue is recognized. Periodically, the Company receives purchase discounts or reduced pricing on inventory purchases; these reductions in the normal purchase price are accounted for in the weighted average cost of inventory.

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

Receivables Under Reimbursement Plans

Managed care accounts receivable are recorded net of contractual allowances and are reduced by an allowance for amounts that may become uncollectible. Substantially all of the Company’s receivables are due from health care plans and programs located throughout the United States. Estimates of our allowance for uncollectible receivables are based on our historical collection experience, historical and current operating, billing and collection trends.

Inventories

The Company’s inventories are stated at the lower of weighted average cost or market.

In most cases, the expected sales value (i.e., market value) of the Company’s inventory is higher than its cost. However, as the Company progresses through a selling season, certain slow-moving merchandise may be removed from stores and returned to the Company’s distribution center to be sold below cost in secondary markets. As a result, there is a high degree of judgment and complexity in determining the market value of such inventories. For inventory on hand, the Company estimates the future selling price of its merchandise, given its current selling price and its planned promotional activities, and provides a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.

The Company conducts physical inventory counts for a selection of store locations near the end of each fiscal quarter and adjusts the Company’s records to reflect the actual inventory counts. The Company’s distribution center is counted near the end of the fiscal year. As all locations are not counted as of the Company’s reporting dates, the Company provides a reserve for inventory shrinkage based principally on historical inventory shrinkage experience.

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

In August 2001, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standards, (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends APB Opinion No. 51, “Consolidated Financial Statements.” SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of APB Opinion No. 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted this pronouncement upon implementation of fresh start accounting as required by SOP 90-7. SFAS No. 144 did not have a material impact on our financial statements.

Balance Sheet Financial Instruments: Fair Values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments.

The fair value of the Company’s long-term debt determined using the closing price on the most recent trade date prior to December 29, 2001 on the American Stock Exchange is as follows:

	Carrying Value	Fair Value

Long-term debt	$118,403	$74,003

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the large number of individuals and entities comprising the Company’s customer base.

Intangible Value of Contractual Rights

The Company’s most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of the Company’s adoption of “fresh start” accounting in May 2001. This intangible asset, which has a gross carrying amount of $113.6 million and accumulated amortization of $4.4 million at December 29, 2001, represents the value of the Company’s lease agreement with Wal-Mart and the business relationship therein created. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” this intangible is an amortizable asset because it has a finite useful life. However, the precise length of its life is not known due primarily to the Wal-Mart superstore conversions that automatically trigger extensions on the contractual life of the asset. Based on our projections, our best estimate of the useful life of this asset is 15 years. Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, the Company amortizes this asset using the straight-line method.

Amortization expense on the Intangible Value of Contractual Rights was $4.4 million for the seven months ended December 29, 2001. Future amortization expense for each of the five succeeding fiscal years is expected to be as follows:

2002	$7,573
2003	$7,573
2004	$7,573
2005	$7,573
2006	$7,573

The Company assesses the impairment of all identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include (1) a significant underperformance of vision center operations relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of Company assets or the strategy for our overall retail optical business; (3) significant negative industry or economic trends; (4) significant decline or adverse change in the rate or geographic concentration of Wal-Mart host store relocations or superstore conversions; and (5) a permanent adverse change in cash flows generated by an operation.

If we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on an undiscounted projected cash flow model. If the undiscounted projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow method. Significant management judgment is required regarding the existence of impairment indicators as discussed above. Based on our review of our intangible and other long-lived assets as of December 29, 2001, no impairment of these assets was determined to exist.

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

In accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” a valuation allowance is recorded against any net deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the size of the NOL carry-forward in relation to our history of unprofitable operations and the continuing uncertainties surrounding the profitability of our ongoing retail businesses, we provide a full valuation allowance for the net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash.

Accounting for Stock Options

The Company applies the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock Option awards continue to be accounted for in accordance with APB Opinion No. 25. In October 2001, the Company granted stock options to eligible employees. Because the number of shares to be issued and the per share strike price are not subject to uncertainty, this stock option plan qualifies for fixed accounting treatment. As a result, the Company does not record compensation expense in connection with the granting of these stock options.

Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share information):

	Successor	Predecessor

	Seven Months	Five Months
	Ended	Ended
	December 29, 2001	June 2, 2001	2000	1999

As reported: Net earnings / (loss)	$(5,860)	$113,323	$(139,880)	$(17,562)
Pro forma compensation expense	4	(4,312)	1,912	1,704

Pro forma net earnings/(loss)	$(5,864)	$117,635	$(141,792)	$(19,266)

As reported: Earnings per share	$(1.17)	$5.35	$(6.61)	$(0.83)
Pro forma compensation expense per share	—	0.21	(.09)	(0.08)

Pro forma earnings per share	$(1.17)	$5.56	$(6.70)	$(0.91)

Basic and diluted earnings per share are the same for each period presented.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	Successor	Predecessor

	Seven Months	Five Months
	Ended	Ended
	December 29, 2001	June 2, 2001		2000	1999

Dividend yield	0.00%	(a	)	0.00%	0.00%
Expected volatility	217%	(a	)	142%	88%
Risk free interest rates	4.50%	(a	)	5.1%	5.1%
Expected lives (years)	6.7	(a	)	5.0	4.7

(a)	No options were granted during this period.

Other Assets and Deferred Costs

Other assets and deferred costs include capitalized financing costs which are being amortized using a method which approximates the effective yield method over periods from one to seven years to correspond with the terms of the underlying debt. In addition, certain capitalized assets resulting from contractual obligations are included and are being amortized over periods of up to five years.

Self-Insurance Accruals

The Company self-insures estimated costs associated with workers’ compensation claims and group medical liabilities, up to certain limits. Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Trends in actual experience are a significant factor in the determination of such reserves. We believe our estimated reserves for such claims are adequate, however actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

Advertising and Promotion Expense

Production costs of future media advertising and related promotion campaigns are deferred until the advertising events occur. All other advertising and promotion costs are expensed during the year in which they are incurred. Advertising expense, net of cooperative advertising credits, for the seven months ended December 29, 2001, the five months ended June 2, 2001, the year ended December 30, 2000 and the year ended January 1, 2000 was approximately $2.8 million, $3.6 million, $12.2 million and $14.3 million, respectively.

Interest Expense, Net

Interest expense includes interest on debt and capital lease obligations, purchase discounts on invoice payments, the amortization of finance fees, and the amortization of the discount on the subordinated debt.

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation.” Assets and liabilities of our foreign operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation gains or losses are deferred in accumulated other comprehensive income, a separate component of shareholders’ equity.

Derivative Instruments and Hedging Activities

In 1998, the Financial Accounting Standards Board issued SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 in 2001 had no impact on the Company’s financial statements as the Company did not hold derivative instruments, nor participate in hedging activities.

Other Comprehensive Income

Other comprehensive income is defined as net income and other changes in stockholders’ equity from transactions other than those involving stockholders and net income. The Company’s only source of other comprehensive income is the cumulative translation adjustment from its operations in Mexico. The Predecessor Company’s cumulative other comprehensive income was eliminated as part of fresh-start accounting on June 2, 2001.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. In accordance with SOP 90-7, we adopted SFAS No. 141 and SFAS No. 142 at the fresh start implementation date. The adoption of these pronouncements did not have a material impact on our financial statements.

The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. We adopted Statement No. 144 in 2001 upon fresh start accounting. Adoption of this pronouncement did not have a material impact on our financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements ” (“SAB 101”). SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 specified that final delivery of product is required prior to recognizing revenue. Prior to the adoption of SAB 101, the Company recognized revenues and the related costs from retail sales when at least 50% of the payment was received. We applied the guidance in SAB 101 to our financial statements in 2000. The initial impact was reflected as a cumulative effect adjustment to our consolidated financial statements resulting from a change in accounting principles.

4. BANKRUPTCY PROCEEDINGS AND FRESH START ADJUSTMENTS

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

The Plan provided for the conversion of the Company’s pre-petition unsecured claims into new secured notes and common stock. The secured notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September, and are subordinated to debt under the Company’s credit facility. The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period, adjusted for existing cash balances, measured as of the end of June and December of each year, with the first measurement date occurring at the end of 2001. The principal repayments are to be made by the end of the second month subsequent to the measurement date. Any remaining outstanding principal balance will be due in 2009. Five million shares of new common stock, par value $0.01, were issued based on the Company’s reorganization value. Under the Plan, former shareholders received no value for their interests. Consequently, all Predecessor common stock securities were cancelled.

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

In accounting for the effects of the reorganization, the Company adopted “fresh start” accounting principles as contained in the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). SOP 90-7 was applicable because pre-reorganization shareholders received none of the Company’s new common stock and the reorganization value of the assets of the Successor company was less than the total pre-petition liabilities allowed plus post-petition liabilities. SOP 90-7 also requires that any changes in accounting principles required within twelve months of fresh start accounting, must be adopted at the time of implementation of fresh start accounting. (See Note 3.)

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

Net increases in the fair value of the Company’s identifiable assets totaled $114.3 million. This amount was recognized as a gain in the Predecessor’s statement of operations and is detailed below (amounts in thousands):

	Increase /(Decrease)

Inventory	$(700	)(e)
Property, plant and equipment, net	1,942	(f)
Other assets	(586	)(g)
Intangible value of contractual rights	113,607	(h)

Total fair value adjustments	$114,263

The application of fresh start accounting on the Predecessor company’s June 2, 2001 balance sheet is as follows: (amounts in thousands)

	Predecessor							Successor
	Before							Reorganized
	Fresh Start	Extinguishment		New issuance		Fair value		Balance Sheet
	June 2, 2001	of debt		Notes / Stock		adjustments		June 2, 2001

Cash & cash equivalents	$11,165							$11,165
Accounts receivable	4,544							4,544
Inventory	20,566					(700	) (e)	19,866
Deferred tax asset	—					7,199	(j)	7,199
Other current assets	778							778

Total current assets	37,053	—		—		6,499		43,552
Property and equipment
Property and equipment	88,191					(60,323)		27,868
Accumulated depreciation	(62,265)					62,265		—

Property and equipment, net	25,926	—		—		1,942	(f)	27,868
Other assets and deferred costs	9,310	(7,063	) (a)			(586	) (g)	1,661
Deferred tax asset	385					(385	) (j)	—
Intangible value of contractual rights	—					113,607	(h)	113,607

Total assets	$72,674	(7,063)		—		121,077		$186,688

Liabilities not subject to compromise:
Current liabilities
Accounts payable	$1,858							$1,858
Accrued expenses	27,619	2,300	(b)					29,919

Total current liabilities	29,477	2,300		—		—		31,777
Revolving credit facility	3,000							3,000
Senior notes	—			120,000	(d)			120,000
Other debt	—	97	(b)					97
Deferred tax liability						6,814	(j)	6,814
Liabilities subject to compromise	171,642	(171,642	) (b)
Shareholders’ equity / (deficit)
Common stock	211			50	(d)	(211	) (i)	50
Additional paid-in capital	47,387			24,950	(d)	(47,387	) (i)	24,950
Retained earnings / (deficit)	(174,970)	17,182	(c)			157,788	(i)	—
Cumulative translation adjustment	(4,073)					4,073	(i)	—

Total shareholders’ equity / (loss)	(131,445)	17,182		25,000		114,263		25,000

Total liabilities and shareholders’ equity	$72,674	(152,063)		145,000		121,077		$186,688

(a)	Elimination of deferred financing costs associated with the senior notes being cancelled as part of the plan of reorganization.

(b)	Elimination of pre-petition liabilities. Cash claims of $2.3 million were accrued as well as assumed capital leases totaling $97,000.

(c)	Gain on extinguishment of debt is calculated as follows: (amounts in thousands)

Net liabilities subject to compromise	$169,245
Deferred financing costs related to cancelled senior notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$17,182

(d)	Issuance of new senior notes, totaling $120 million, and the issuance of 5,000,000 shares of new common stock with par value of $0.01. The reorganization value was derived from a recovery analysis filed in the bankruptcy court in connection with the Plan. The components of the reorganized value are shown below: (amounts in thousands)

Reorganized value
New Debt	$120,000
New Equity	25,000

Reorganization value	$145,000

(e)	Reduction of inventory for a change in accounting policy related to the capitalization of certain freight costs incurred for transfers of inventory between Company locations, and certain business supplies.

(f)	Net increase in fixed assets is the result of fair value adjustments increasing equipment by approximately $3.4 million and decreasing certain leaseholds and furniture and fixtures by $1.5 million.

(g)	Elimination of all intangibles with the exception of the California HMO licenses.

(h)	Establishment of Intangible value of contractual rights to be amortized over 15 years using the straight-line method. This intangible asset represents the value of the Company’s lease agreement and the business relationship developed with Wal-Mart.

(i)	Elimination of Predecessor Company equity.

(j)	Deferred tax effects of fair value adjustments.

5. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION EXPENSE / (GAIN)

As part of fresh start accounting, liabilities subject to compromise in the amount of $169 million were exchanged for new notes and common stock as part of the discharge of debt in the bankruptcy. These liabilities are identified below: (amounts in thousands)

	(Predecessor)		(Predecessor)
	June 2, 2001		December 30, 2000

Accounts payable	$27,830		$25,856
Accrued expenses and provision for rejected contracts	2,359	(a)	5,859
Senior notes net of discount, including accrued interest	131,356		131,266
Other long-term debt and capital lease obligations	7,700	(b)	7,843

	$169,245		$170,824

(a)	This amount is net of an accrual for claims to be paid in cash of approximately $2.3 million.

(b)	This amount is net of $97,000 worth of capital leases assumed to continue after emergence from bankruptcy.

In accordance with SOP 90-7, the Predecessor Company recorded all transactions incurred as a result of the Chapter 11 Cases as reorganization items. The table below summarizes these items: (amounts in thousands)

	(Predecessor)	(Predecessor)
	Five Months	Twelve Months
	Ended	Ended
	June 2, 2001	December 30, 2000

Fresh start adjustments	$(114,263)	$—
Impairment of goodwill	—	100,805
Impairment of fixed assets	33	12,000
Provision for rejected leases	1,592	1,920
Loss on sale of freestanding division	3,645	—
Other store closing costs	532	670
Professional fees	2,008	3,421
Retention plan	3,231	2,173
Interest income	(127)	(144)
Letter of credit reserve on DIP Facility (see Note 8)	197	—
Other reorganization items	637	694

Total reorganization (gain) / expense	$(102,515)	$121,539

The following represents activity in the restructuring and reorganization provisions during 2001. This amount includes an estimate for disputed claims that are expected to be paid in cash in 2002 (amounts in thousands):

				Other adjustments,
	Balance at	Charged to		including	Accrued at
	December 30, 2000	Expense	Paid	Fresh-start accounting	June 2, 2001

Restructuring and reorganization items	$4,727	$9,889	($1,343)	($4,042)	$9,231

	Balance at	Charged to			Accrued at
	June 2, 2001	Expense	Paid	Other adjustments	December 29, 2001

Restructuring and reorganization items	$9,231	$—	($8,383)	377	$1,225

The ending balance of this restructuring and reorganization accrual consists primarily of an estimate for disputed claims that are expected to be paid in cash, and the expected costs associated with resolving them.

6. WAL-MART MASTER LICENSE AGREEMENT AND OTHER AGREEMENTS

Wal-Mart Agreement

We operate 400 vision centers in domestic Wal-Mart stores, all of which operate pursuant to a master license agreement. These units generated approximately 83% of our revenue in 2001. In 1994, the Company and Wal-Mart replaced their original agreement with a new master license agreement (the Wal-Mart Agreement), which increased minimum and percentage license fees payable by the Company and also granted the Company the opportunity to operate up to 400 vision centers in existing and future Wal-Mart stores (400 vision centers were in operation under the Wal-Mart Agreement at fiscal year end 2001). Each vision center covered by the Wal-Mart Agreement has a separate license. Pursuant to the Wal-Mart Agreement, the term of each such license is nine years with a renewable option for one additional three-year term. Percentage license fees remain the same over the nine-year base term and three- year option term, whereas minimum license fees increase during the three-year option term. The Wal-Mart license agreement is subject to certain customary provisions, including a minimum tangible net worth calculation (as defined). Management believes that it is in compliance with this provision at December 29, 2001.

Mexico Agreement

In 1994, the Company opened eight vision centers in stores owned and operated by Wal-Mart de Mexico, S.A. de C.V. (Wal-Mart de Mexico). In 1995, the Company completed the negotiation of a master license agreement governing these vision centers. Pursuant to this agreement, each vision center has an individual base term of five years from the date of opening, followed by two options (each for two years), and one option for one year. Each party has the right to terminate a location which fails to meet specified sales levels. The agreement provides for annual fees based on a minimum and percentage of sales. The agreement also gives the Company a right of first refusal to open vision centers in all stores in Mexico owned by Wal-Mart de Mexico. As of December 29, 2001, the Company operated 35 vision centers in Wal-Mart de Mexico stores.

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

Inventory balances, by classification, are summarized as follows: (amounts in thousands)

	Successor	Predecessor
	2001	2000

Raw materials	$12,262	$22,175
Finished goods	5,868	8,153
Supplies	491	1,150

	$18,621	$31,478

The Predecessor 2000 inventory balances include capitalized freight costs of $250,000 for freight costs incurred to transfer inventory between Company locations and $420,000 of costs capitalized for certain business supplies. In 2001, the Successor Company expenses these costs as a component of cost of goods sold as incurred.

8. LONG-TERM DEBT

Exit Facility

In May 2001, the Company’s secured revolving credit facility with Foothill Capital expired and was replaced with a senior secured revolving credit facility (the “Exit Facility”) from Fleet Capital Corporation. The Exit Facility has a term of three years, bears interest at the prime rate plus 0.75% per annum or at LIBOR plus 3.0%, and provides availability of an estimated $10 million, subject to borrowing base limitations and letter of credit requirements. The Exit Facility contains various restrictive covenants and requires us to maintain minimum EBITDA levels (as defined) and a minimum fixed charge coverage ratio (as defined) of 1.0 to 1.0. The Company paid $275,000 in commitment fees related to the Exit Facility in 2001. At December 29, 2001, the Company had no outstanding borrowings under the Exit Facility and $1.7 million of unused availability.

Debtor-in-Possession Financing

On May 9, 2000, the Bankruptcy Court approved an order permitting the Company to enter into a $25 million debtor-in-possession credit facility with Foothill Capital Corporation (the “DIP Facility”). The DIP Facility (which replaced the Company’s prior secured credit facility with Foothill Capital Corporation) consisted of a $12.5 million term loan and $12.5 million revolving credit facility. The Company paid professional fees, organization fees and waiver fees of $500,000 to convert the previous Foothill Credit Facility to the DIP Facility. The DIP Facility expired on May 31, 2001. All professional fees, organization fees and waiver fees associated with the DIP Facility were written off upon expiration of the Facility.

Senior Subordinated Notes

As part of the Company’s Plan of Reorganization, the Predecessor Company’s $125 million unsecured notes were converted into new Successor Company secured notes and common stock. The Successor Company notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September, and are subordinated to debt under the Company’s credit facility. These notes are payable over eight years with principal repayments (“Excess Cash Repayments”) based on excess cash flow for the prior six month period, adjusted for existing cash balances, and measured at the end of June and December, beginning with December 2001. The principal repayments are to be made by the end of the second month subsequent to the measurement date. Any remaining outstanding principal will become due in 2009. For the six months ended December 29, 2001, the Company made an Excess Cash Repayment of $1.6 million on February 28, 2002 to bondholders of record on February 13, 2002. This amount is classified as current at December 29, 2001. As Excess Cash Repayments are contingent upon future cash flows, the only principal repayment that is classified as “current” is the Excess Cash Repayment measured as of December 29, 2001.

Long-Term Debt Balances

Long-term debt obligations at December 29, 2001 and December 30, 2000 consisted of the following (amounts in thousands):

	Successor	Predecessor
	2001	2000

12% Subordinated Notes due 2009	$120,000	$—
12 3/4% Senior Notes due 2005	—	125,000
Discount on 12 3/4% Senior Notes	—	(1,214)
Borrowings under DIP Facility	—	12,911
Other promissory notes	—	6,808

	$120,000	$143,505
Less: Borrowings not subject to compromise classified as current	1,597	12,911
Less: Long-term debt subject to compromise	—	130,594

Long-term debt not subject to compromise	$118,403	$—

The Company is party to letters of credit totaling $3.5 million and $4.5 million at December 29, 2001 and December 30, 2000, respectively. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required.

See Note 2 to Consolidated Financial Statements for the fair value estimate of the long-term debt at December 29, 2001.

9. EXTRAORDINARY ITEM

In 2001, as part of the Company’s emergence from bankruptcy, the Predecessor Company recognized an extraordinary gain of $17.2 million related to the extinguishment of debt. The gain was calculated as follows:

Net liabilities subject to compromise	$169,245
Deferred financing costs related to cancelled senior notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$17,182

In 2000, the Company recorded an extraordinary loss of $827,000 as a result of refinancing the Company’s Foothill Credit Facility. In 1999, the Company recorded an extraordinary loss of $406,000 as a result of refinancing the previous secured credit facility. Both refinancings necessitated the write-off of capitalized costs associated with the previous facilities. Because of the Company’s decision to fully reserve for the Company’s 2001, 2000 and 1999 tax benefit, there was no tax effect on these extraordinary items.

10. COMMITMENTS AND CONTINGENCIES

Non-cancellable Operating Lease and License Agreements

As of December 29, 2001, the Company is a lessee under non-cancellable operating lease agreements for certain equipment which expire at various dates through 2003. Additionally, the Company is required to pay minimum and percentage license fees pursuant to certain commercial leases and pursuant to its agreements with its host store companies.

Effective December 20, 1991, the Company entered into a lease agreement for approximately 66,000 square feet of corporate office space. The term of the lease is ten years with a renewal option of seven years. The Company paid approximately $215,000 annually in rental fees in 2001, 2000 and 1999. We exercised our option for this lease, which now expires in 2009.

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

As of December 29, 2001, aggregate future minimum payments under the license and lease arrangements that will not be assigned or rejected in the Bankruptcy proceedings are as follows: (amounts in thousands)

Fiscal Year	Operating Leases

2002	$26,019
2003	22,981
2004	11,141
2005	5,011
2006	2,947
Thereafter	3,504

Total minimum lease payments	$71,603

Total rental expenses related to cancelable and non-cancellable operating leases were approximately $17.8  million, $16.5  million, $41.0  million, and $43.1  million for the seven months ended December 29, 2001, the five months ended June 2, 2001, and the years ended December 30, 2000 and January 1, 2000, respectively.

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

At December 29, 2001, $19.1 million of the new notes and approximately 810,000 shares of new common stock were not distributed to creditors whose claims were disputed. Disputed claims include the potential liability for certain litigation matters of the Predecessor Company. The interests of creditors whose claims were not resolved upon the Company’s emergence from Chapter 11, were provided for in the Company’s disputed claim reserve. In accordance with the Plan, the notes and equity are effectively held in trust for the benefit of the creditors, and will be appropriately distributed upon resolution of disputed claims. Any balance remaining in the disputed claims reserve, upon resolution of all claims, will be distributed pro rata to all creditors.

Legal Proceedings

The Company is involved in certain litigation and claims arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

11. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS 109”) Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes. The components of the net deferred tax assets are as follows (amounts in thousands):

	Successor	Predecessor
	December 29,	December 30,
	2001	2000

Total deferred tax assets	$43,139	$23,773
Total deferred tax liabilities	(41,617)	(6,053)
Valuation allowance	(1,137)	(17,335)

Net deferred tax asset	$385	$385

The sources of the difference between the financial accounting and tax basis of the Company’s liabilities and assets which give rise to the deferred tax assets and liabilities at December 29, 2001 and December 30, 2000, are as follows (amounts in thousands):

	Successor	Predecessor

	December 29,	December 30,
	2001	2000

Deferred tax assets:
Depreciation	$281	$—
Accrued expenses and reserves	4,479	5,929
Inventory	419	334
Net operating loss carry-forwards	34,142	14,222
Alternative minimum tax	1,382	2,062
Other	2,436	1,226

	$43,139	$23,773

Deferred tax liabilities:
Intangible value of contractual rights	$41,514	$—
Depreciation	—	2,875
Reserve for foreign losses	—	2,218
Other	103	960

	$41,617	$6,053

Due to tax operating losses that will not be realized, no provision/benefit for income taxes has been recorded on the accompanying statements of operations for all periods presented. Tax expense differs from the amounts resulting from multiplying income before income taxes by the statutory federal income tax rate for the following reasons: (amounts in thousands)

	Successor	Predecessor

	Seven	Five	Year Ended
	Months	Months
	Ended	Ended

	December 29,	June 2,	December 30,	January 1,
	2001	2001	2000	2000

Federal income tax (benefit) / provision at statutory rate	$(2,051)	$39,663	$(46,148)	$(5,971)
State income taxes, net of federal income tax benefit	(176)	3,400	(3,393)	(439)
Loss on disposed subsidiaries	—	(26,912)	—	—
Professional fees	344	573	—	—
Change in valuation allowance for U.S federal and state taxes	1,137	(17,335)	8,782	5,182
Nondeductible goodwill	—	—	38,640	1,425
Other, net	746	611	2,119	(197)

	$0	$0	$0	$0

At December 29, 2001, the Company had U.S. regular tax net operating loss (“NOL”) carry-forwards of approximately $90 million that can reduce future federal income taxes. If not utilized, these carry-forwards will expire beginning in 2009. The Company also has non-expiring alternative minimum tax credit carry-forwards of $1.4 million available to offset future regular taxes.

The Company’s net operating loss carry-forwards of $90 million at December 29, 2001, could be substantially limited in the event of a greater than 50% change in stock ownership of the Company. The limitation would be based on the stock value and the Federal Exempt Tax Rate on the date of ownership change. These limitations could create a cap on the amount of the NOLs that would be deductible each year going forward until the amount is depleted or the time limitation on the NOLs expire.

As of December 29, 2001 and December 30, 2000, the Company recorded a valuation allowance of $1.1 million and $17.3 million, respectively, representing the excess deferred tax assets over deferred tax liabilities. This valuation allowance was recorded due to the uncertainty of the realizability of its net deferred tax assets.

In Mexico, the location of the Company’s foreign operations, the Company pays the greater of its income tax or an asset tax. Because the Company has operating losses in Mexico, the Company pays no income tax, but it is subject to the asset tax. Therefore, no provision for income taxes has been made on the Company’s books for its operations in Mexico.

12. EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed as basic earnings per common share, adjusted for outstanding stock options that are dilutive. The computation for basic and diluted earnings per share are summarized as follows: (amounts in thousands except per share information)

	Successor	Predecessor

	Seven Months	Five Months	Fiscal	Fiscal
	Ended	Ended	year	year
	December 29, 2001	June 2, 2001	2000	1999

Earnings / (loss) before extraordinary items and cumulative effect	$(5,860)	$96,141	$(135,675)	$(17,156)
Extraordinary gain / (loss), net	—	17,182	(827)	(406)
Cumulative effect, net	—	—	(3,378)	—

Net earnings / (loss)	$(5,860)	$113,323	$(139,880)	$(17,562)

Weighted shares outstanding	5,000	21,169	21,169	21,068
Basic earnings / (loss) per share:
Earnings / (loss) before extraordinary items and cumulative effect	$(1.17)	$4.54	$(6.41)	$(0.81)
Extraordinary gain / (loss)	—	0.81	(0.04)	(0.02)
Loss from cumulative effect	—	—	(0.16)	—

Net earnings / (loss) per basic share	$(1.17)	$5.35	$(6.61)	$(0.83)

Weighted shares outstanding	5,000	21,169	21,169	21,068
Impact of dilutive options held by employees(1)	62	—	—	110

Aggregate shares outstanding	5,062	21,169	21,169	21,178
Diluted earnings / (loss) per share:
Earnings / (loss) before extraordinary items and cumulative effect	$(1.17)	$4.54	$(6.41)	$(0.81)
Extraordinary gain / (loss)	—	0.81	(0.04)	(0.02)
Loss from cumulative effect	—	—	(0.16)	—

Net earnings / (loss) per diluted share	$(1.17)	$5.35	$(6.61)	$(0.83)

(1)	Outstanding options with an exercise price below the average price of the Company’s common stock have been presented as common stock equivalents in the previous table. However, due to the Company’s net losses in the seven months ended December 29, 2001, fiscal 2000 and fiscal 1999, these options have been excluded from the computation of diluted earnings per common share, due to their anti-dilutive effect. Although the Company reported net earnings for the five months ended June 2, 2001, there were no outstanding options with an exercise price below the average price of the Company’s common stock during this period.

13. SUPPLEMENTAL DISCLOSURE INFORMATION

Supplemental disclosure information is as follows: (amounts in thousands)

(i) Supplemental Cash Flow Information

	Successor	Predecessor

	Seven Months	Five Months
	Ended	Ended	Year Ended	Year Ended
	December 29, 2001	June 2, 2001	December 30, 2000	January 1, 2000

Cash paid for
Interest	$4,906	$860	$2,729	$17,826
Income taxes	$433	$167	$—	$495

(ii) Supplemental Balance Sheet Information

Significant components of accrued expenses and other current liabilities are summarized as follows:

	Successor	Predecessor

	Balance at	Balance at
	December 29, 2001	December 30, 2000

Accrued employee compensation and benefits	$6,452	$5,859
Accrued rent expense	4,714	3,758
Accrued capital expenditures	584	—
Customer deposit liability (See Note 2)	2,491	3,282
Accrued interest	3,691	77

(iii) Supplemental Income Statement Information

The components of interest expense, net, are summarized as follows:

	Successor	Predecessor

	Seven Months	Five Months	Fiscal	Fiscal
	Ended	Ended	year	year
	December 29, 2001	June 2, 2001	2000	1999

Interest expense on debt and capital leases	$8,476	$805	$6,902	$18,306
Finance fees and amortization of deferred financing costs	139	349	881	1,158
Interest income	(156)	—	—	(73)
Other	(70)	(4)	(60)	(62)

	$8,389	$1,150	$7,723	$19,329

Contractual interest expense for the five months ended June 2, 2001 and for the year ended December 30, 2000 was $8.1 million and $20.7 million, respectively.

14. SHAREHOLDERS’ EQUITY

Employee Stock Options and Incentive Award Plan

In 1996, the Company adopted the restated Stock Option and Incentive Award Plan (the Plan) pursuant to which incentive stock options qualifying under Section 422A of the Internal Revenue Code and nonqualified stock options may be granted to key employees. The Plan also provides for the issuance of other equity awards, such as awards of restricted stock. The Plan replaced and restated all the Company’s prior employee stock option plans. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Compensation Committee has the authority to determine the persons receiving options, option prices, dates of grants and vesting periods, although no option may have a term exceeding ten years. All options outstanding at the Company’s emergence from bankruptcy in 2001 were cancelled. The Plan was amended in 1999 to increase the number of shares under the Plan from 3,350,000 to 4,350,000. In October 2001, the Committee reduced the number of shares available under the Plan to 720,000 and granted stock options and performance stock grants to key managers. After giving effect to outstanding awards, there were, at December 29, 2001, 431,250 remaining unissued shares under the Plan.

In 2001, the Compensation Committee granted to employees 288,750 options to purchase shares of the Company’s common stock at the stated market value on the date of grant. These options vest 100% at the end of seven years. Vesting, however, can be accelerated if the Company achieves certain financial goals prior to the end of the seven-year period. Unexercised options expire ten years from the date of grant.

Directors’ Stock Option Plan

In April 1997, the Company adopted the Restated Non-Employee Director Stock Option Plan (the Directors’ Plan), pursuant to which stock options for up to 500,000 shares of Common Stock may be granted to non-employee directors. The Directors’ Plan replaced and restated the Company’s prior non-employee director stock option plan. The Directors’ Plan provides for automatic grants of options to purchase 7,500 shares of the Company’s common stock to each non-employee director serving on the date of each annual meeting of shareholders, beginning with the 1997 annual meeting. All options outstanding at the Company’s emergence from bankruptcy were cancelled. In October 2001, the Committee reduced the number of shares under the Plan to 180,000 and made a one-time grant to eligible non-employee directors of options to purchase 15,000 shares. Non-employee directors also receive automatic grants of options to purchase 10,000 shares as of the date of each annual meeting of shareholders. Each grant is at an exercise price equal to the market value on the date of grant. Under the option grant, 50% of the shares vest on the second anniversary of the grant date, 25% on the third anniversary and 25% on the fourth anniversary. All option grants are exercisable for a ten-year period. In 2001, the Compensation Committee granted to directors 60,000 options to purchase shares of the Company’s common stock. The remaining shares available for grant under the Directors’ Plan totaled 120,000 at December 29, 2001.

All Stock Option Plans

In 2001, 2000 and 1999, all exercise prices represent the estimated fair value of the Common Stock on the date of grant as determined by the Board of Directors. Stock option transactions during the three years ended December 29, 2001 were as follows:

	Seven Months
	Ended	Five Months	Year Ended
	December 29,	Ended	December 30,	Year Ended
	2001	June 2, 2001	2000	January 1, 2000

Options outstanding beginning of period	—	2,739,642	2,615,421	2,582,380
Options grants	348,750	—	431,200	928,060
Options exercised	—	—	—	(12,491)
Options cancelled	—	(2,739,642)	(306,979)	(882,528)

Options outstanding end of period	348,750	—	2,739,642	2,615,421

Options exercisable end of period	—	—	1,245,105	760,162

Weighted average option prices Granted	$0.400	—	$1.909	$4.893
Exercised	—	—	—	$4.500
Cancelled	—	$4.409	$4.611	$5.044

Outstanding at end of period	$0.400	—	$4.409	$4.832

Options exercisable end of period	—	—	$4.570	$4.369

The following table shows the options outstanding and the options exercisable with pertinent data related to each at December 29, 2001:

	Options Outstanding			Options Exercisable

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$0.40 - $0.40	348,750	9.82	$0.40	0	N/A

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $1 per share, with such terms, characteristics and designations as may be determined by the Board of Directors. No such shares are issued and outstanding.

Shareholder Rights Plan

In January of 1997, the Company’s Board of Directors approved a Shareholders Rights Plan (the “Rights Plan”). The Rights Plan provides for the distribution of one Right for each outstanding share of the Company’s Common Stock held of record as of the close of business on January 27, 1997 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $0.01 per share, at a price of $40.00 (the Purchase Price), subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group (an Acquiring Person) buys or announces a tender offer for 15% or more of the Company’s Common Stock, or if any person or group has acquired such an interest, the acquisition by that person or group of an additional 2% of the Company’s Common Stock. In the event the Rights become exercisable, then each Right will entitle the holder to receive that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security or securities of the Company) having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), the Company is involved in a merger or other business combination where the Company is not the surviving corporation, or the Company sells 50% or more of its assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The Rights will expire on January 26, 2007, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by the Company in whole, but not in part, at a price of $0.001 per Right. In February 1998, the Company’s Board of Directors amended the Rights Plan effective March 1, 1998 to provide that Rights under this plan can be redeemed and certain amendments to this plan can be effected only with the approval of the Continuing Directors, which are defined in the Rights Plan as the current directors and any future directors that are approved or recommended by Continuing Directors.

In 2000, the Company cancelled 10,000 shares of the Predecessor Company’s Common Stock.

15. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly data for the Company for the fiscal years ended December 29, 2001 and December 30, 2000 is as follows: (amounts in thousands except per share information)

	Predecessor		Successor

		Two Months
		Ended
	Quarter	June 2	One Month	Quarter	Quarter
	Ended	(Restated -	Ended	Ended	Ended
FISCAL 2001	March 31	See Note 17.)	June 30	September 29	December 29

Net sales	$74,735	$45,822	$18,606	$59,741	$57,196
Cost of goods sold	34,525	22,879	8,295	26,097	27,096

Gross profit	40,210	22,943	10,311	33,644	30,100
Selling, general & administrative expense	39,071	29,306	9,938	31,440	30,148

Operating income / (loss)	1,139	(6,363)	373	2,204	(48)
Interest expense, net	739	411	1,109	3,673	3,607

Earnings / (loss) before reorganization items and taxes	400	(6,774)	(736)	(1,469)	(3,655)
Reorganization expense / (gain)	1,789	(104,304)	—	—	—

Earnings / (loss) before taxes and extraordinary gain	(1,389)	97,530	(736)	(1,469)	(3,655)
Income tax expense	—	—	—	—	—

Earnings / (loss) before extraordinary gain	(1,389)	97,530	(736)	(1,469)	(3,655)
Extraordinary gain, net	—	17,182	—	—	—

Net earnings / (loss)	$(1,389)	$114,712	$(736)	$(1,469)	(3,655)

Basic earnings / (loss) per share:
Earnings / (loss) before extraordinary gain	$(0.07)	$4.61	$(0.15)	$(0.29)	$(0.73)
Gain from extraordinary item	—	0.81	—	—	—

Net earnings / (loss) per basic share	$(0.07)	$5.42	$(0.15)	$(0.29)	$(0.73)

Diluted earnings / (loss) per share:
Earnings / (loss) before extraordinary gain	$(0.07)	$4.61	$(0.15)	$(0.29)	$(0.73)
Gain from extraordinary item	—	0.81	—	—	—

Net earnings / (loss) per diluted share	$(0.07)	$5.42	$(0.15)	$(0.29)	$(0.73)

Supplemental information:
Capital expenditures	$1,259	$825	$335	$970	$1,445
Depreciation and amortization	$2,867	$1,941	$1,536	$4,979	$4,910

The Company has restated results for the two months ended June 2, 2001, as noted above. The following table presents the results as previously reported compared to the restated results (amounts in thousands):

	Predecessor

	As Reported	(As Restated
		See Note 17)
	Two Months	Two Months
	Ended	Ended
Fiscal 2001	June 2	June 2

Net sales	$45,822	$45,822
Cost of goods sold	20,236	22,879

Gross profit	25,586	22,943
Selling, general & administrative expense	25,906	29,306

Operating income / (loss)	(320)	(6,363)
Interest expense, net	411	411

Earnings / (loss) before reorganization items and taxes	(731)	(6,774)
Reorganization expense / (gain)	(98,261)	(104,304)

Earnings / (loss) before taxes and extraordinary gain	97,530	97,530
Income tax expense	0	0

Earnings / (loss) before extraordinary gain	97,530	97,530
Extraordinary gain, net	17,182	17,182

Net earnings / (loss)	$114,712	$114,712

Basic earnings / (loss) per share:
Earnings / (loss) before extraordinary gain	$4.61	$4.61
Gain from extraordinary item	0.81	0.81

Net earnings / (loss) per basic share	$5.42	$5.42

Diluted earnings / (loss) per share:
Earnings / (loss) before extraordinary gain	$4.61	$4.61
Gain from extraordinary item	0.81	0.81

Net earnings / (loss) per diluted share	$5.42	$5.42

Supplemental information:
Capital expenditures	$825	$825
Depreciation and amortization	$1,941	$1,941

FISCAL 2000	Quarter Ended

	April 1	July 1	September 30	December 30

Net sales	$83,180	$78,783	$75,578	$70,153
Cost of goods sold	36,745	36,287	36,338	34,088

Gross profit	46,435	42,496	39,240	36,065
Selling, general & administrative expense	45,759	42,424	41,646	36,535
Impairment on long-lived assets	2,684	0	0	0
Restructuring expense, net	1,601	0	0	0

Operating income / (loss)	(3,609)	72	(2,406)	(470)
Interest expense, net	5,330	917	721	755

Earnings / (loss) before reorganization items and taxes	(8,939)	(845)	(3,127)	(1,225)
Reorganization expense	0	4,379	114,521	2,639

(Loss) before taxes, extraordinary loss and cumulative effect	(8,939)	(5,224)	(117,648)	(3,864)
Income tax expense	0	0	0	0

Earnings / (loss) before extraordinary loss and cumulative effect	(8,939)	(5,224)	(117,648)	(3,864)
Extraordinary loss, net	0	(827)	0	0
Cumulative effect, net	(3,378)	0	0	0

Net loss	$(12,317)	$(6,051)	$(117,648)	$(3,864)

Basic earnings / (loss) per share:
Earnings / (loss) before extraordinary item and cumulative effect	$(0.42)	$(0.25)	$(5.56)	$(0.18)
Loss from extraordinary item	0.00	(0.04)	0.00	0.00
Loss from cumulative effect	(0.16)	0.00	0.00	0.00

Net earnings / (loss) per basic share	$(0.58)	$(0.29)	$(5.56)	$(0.18)

Diluted earnings / (loss) per share:
Earnings / (loss) before extraordinary item and cumulative effect	$(0.42)	$(0.25)	$(5.56)	$(0.18)
Loss from extraordinary item	0.00	(0.04)	0.00	0.00
Loss from cumulative effect	(0.16)	0.00	0.00	0.00

Net earnings / (loss) per diluted share	$(0.58)	$(0.29)	$(5.56)	$(0.18)

Supplemental information
Capital expenditures	$2,445	$796	$1,038	$1,100
Depreciation and amortization	$4,816	$4,682	$5,389	$2,639

16. RELATED PARTY TRANSACTIONS

In 2001, 2000 and 1999, the Company made rent payments of approximately $80,000 for the St. Cloud laboratory/distribution facility, which is owned by Myrel Neuman, a current director of the Company. The Company paid insurance premiums of approximately $443,000 in 2000 for insurance policies purchased through an agency in which J. Smith Lanier, II, a director of the Predecessor Company during 2000, has a substantial ownership interest.

As part of the bankruptcy proceedings, Myrel Neumann, a Director of the Company, has approximately $1.0 million of outstanding claims against the Company, which are included in the Company’s disputed claims reserve. These claims originated with NVI’s 1997 purchase of a company owned by Mr. Neumann.

17. RESTATEMENT

Subsequent to the issuance of the Company’s 2001 financial statements, the Company’s management determined that the following revisions to the 2001 financial statements were required:

1)	Reclassification of the balance sheet to reflect a current deferred income tax asset and a non-current net deferred income tax liability as of December 29, 2001, and restatement of the 2001 income tax footnote which details the Company’s deferred tax assets and liabilities to correctly reflect the deferred tax assets, liabilities, and valuation allowance of the Company as of December 29, 2001, due mainly to 1) an unrecorded deferred income tax asset for net operating loss carryforwards resulting from the disposition of the Company’s free-standing store locations, and 2) an unrecorded deferred income tax liability for the intangible value of contractual rights recorded upon fresh start accounting.

2)	Reclassification of the balance sheet presentation for senior notes to reflect a short-term senior note liability as of December 29, 2001 for a senior note principal payment made in February 2002.

3)	Reclassification of certain reserves for equipment and other assets from accrued expenses and other current liabilities to accounts receivable, property and equipment, and other assets and deferred costs as of December 29, 2001.

4)	Reclassification of certain non-reorganization expenses, which were previously presented as reorganization expenses, in the five month predecessor period ended June 2, 2001, to cost of goods sold and selling, general & administrative expense.

The consolidated financial statements for the year ended December 29, 2001 contained herein have been restated to reflect all of these adjustments and reclassifications.

A summary of the significant effects of the restatements is as follows:

	As Previously
	Reported*	As Restated

At December 29, 2001:
Accounts receivable	3,939	3,908
Other current assets	636	583
Equipment	17,731	17,049
Net property and equipment	24,682	24,000
Other assets and deferred costs	1,561	1,332
Deferred tax asset — current	—	3,681
Deferred tax asset — long term	385	—
Total Assets	168,916	171,217
Accrued expenses and other current liabilities	25,707	24,712
Current portion of other long-term debt	—	1,597
Senior notes	120,000	118,403
Deferred tax liability — long term	—	3,296
Liabilities and Shareholders’ Equity	168,916	171,217

	As Previously
	Reported*	As Restated

For the five months ended June 2, 2001:
Cost of goods sold	54,761	57,404
Selling, general and administrative expense	64,977	68,377
Operating income / (loss)	819	(5,224)
Loss before reorganization items and taxes	(331)	(6,374)
Reorganization expenses / (gain)	(96,472)	(102,515)

These restatement adjustments have no effect on the previously reported net loss for the seven months ended December 29, 2001 or the previously reported net income for the five months ended June 2, 2001.

*	Includes certain reclassification adjustments made to the previously reported amounts, which are unrelated to the restatement.

SCHEDULE II
NATIONAL VISION, INC.
VALUATION AND QUALIFYING ACCOUNTS
Seven Months Ended December 29, 2001, Five Months Ended June 2, 2001, Year Ended December 30, 2000 and Year Ended January 1, 2000
(In thousands)

		Additions

	Balance at	Charged to	Charged to		Balance at
Description	Beginning of Period	Cash and Expenses	Other Accounts	Deductions	End of Period

Predecessor: Year ended
January 1, 2000
Allowance for Uncollectible Accounts Receivable	$1,274	$2,660	$631	$729	$3,836
Provision for self-insured liabilities	$1,638	$9,475	$2,794	$11,314	$2,593

Year ended
December 30, 2000
Allowance for uncollectible accounts receivable	$3,836	$1,236	$1,482	$2,214	$4,340
Provision for self-insured liabilities	$2,593	$9,863	$2,807	$12,061	$3,202

Five months ended
June 2, 2001
Allowance for uncollectible accounts receivable	$4,340	$6,195	$—	$7,706	$2,829
Provision for self-insured liabilities	$3,202	$4,741	$1,163	$5,359	$3,747

Successor: Seven months ended
December 29, 2001
Allowance for uncollectible accounts receivable	$2,829	$320	$—	$1,360	$1,789
Provision for self-insured liabilities	$3,747	$4,894	$2,103	$7,673	$3,071

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Reade Fahs Reade Fahs President and Chief Executive Officer

June 3, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 3, 2003 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

By: /s/ Reade Fahs Reade Fahs	President and Chief Executive Officer

By: /s/ Angus C. Morrison Angus C. Morrison	Senior Vice President and Chief Financial Officer

By: /s/ S. Lynn Butler S. Lynn Butler	Principal Accounting Officer

By: /s/ Robert Floum Robert Floum	Director

By: /s/ James W. Krause James W. Krause	Director

By: /s/ Marc Nelson Marc Nelson	Director

By: /s/ Jeffrey Snow Jeffrey Snow	Director

By: /s/ Peter T. Socha Peter T. Socha	Director

I, Reade Fahs, certify that:

1.	I have reviewed this annual report on Form 10-K/A of National Vision, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	June 3, 2003

/s/ Reade Fahs

Reade Fahs Title: Chief Executive Officer

I, Angus C. Morrison, certify that:

1.	I have reviewed this annual report on Form 10-K/A of National Vision, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	June 3, 2003

/s/ Angus C. Morrison Angus C. Morrison Title: Chief Financial Officer

EXHIBIT INDEX

23.1	Notice Regarding Consent of Arthur Andersen LLP.

23.2	Deloitte & Touche LLP Consent

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.