Form 10-K
period 2002-12-28
NATIONAL VISION INC
filed 2003-06-04
CIK 868263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The number of shares of Common Stock of the registrant outstanding as of March 7, 2003, was 5,084,400, including shares that are part of the disputed claims reserve in the registrant’s Chapter 11 Case. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of June 28, 2002, was approximately $5.6 million based on a closing price of $1.11 per share on the American Stock Exchange on such date. For purposes of this computation, all executive officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑

PART I

ITEM 1. BUSINESS

OVERVIEW

National Vision, Inc. (the “Company”) is a retail optical company, with 518 vision centers as of December 28, 2002 throughout the United States and Mexico. Our locations sell a wide range of optical products, including eyeglasses, contact lenses, and sunglasses. We offer the services of optometrists at substantially all of our locations. These optometrists are typically independent of us and operate their own practices within our retail locations. To support our retail operations, we also operate two manufacturing and distribution centers.

HISTORY OF THE COMPANY

The Company was founded as National Vision Associates, Ltd. in 1990, when it entered into a master license agreement with Wal-Mart Stores, Inc. (“Wal-Mart”). The original agreement gave the Company the right to operate 75 vision centers in Wal-Mart stores. The agreement was amended in 1992 to provide for 190 vision centers and was again amended in 1994 to give the Company the right to operate 400 vision centers.

In late 1997, the Company made a strategic decision to diversify its revenue base through acquisitions in the freestanding optical market. Between October 1997 and October 1998, the Company acquired three prominent chains in the freestanding optical market. More specifically, Midwest Vision, Inc. was acquired in October 1997 with 51 freestanding retail optical centers in four Midwest states. Frame-n-Lens Optical, Inc. was acquired in July 1998 with 150 freestanding vision centers in California and 120 vision centers located within Sam’s Clubs. New West Eyeworks, Inc. was acquired in October 1998 with 175 retail optical centers in 13 states, including approximately 120 vision centers in freestanding locations and more than 50 host vision centers in Fred Meyer stores. Following the acquisitions, the Company changed its name to Vista Eyecare, Inc. To fund the acquisitions, the Company issued its $125 million senior notes due 2005 bearing interest at 12.75% per annum.

Sales shortfalls in the freestanding stores caused adverse pressure on cash flow and liquidity. In October 1999, the Company announced that, because of slow sales in its recently acquired businesses, it would use the 30-day grace period for making the interest payment due on the senior notes.

The Company continued to experience weak sales and cash flow problems with the freestanding stores throughout early 2000. After failing to negotiate an out-of-court restructuring with the holders of the senior notes, the Company filed for reorganization under Chapter 11 on April 5, 2000.

During the bankruptcy process, the Company closed or disposed of all of its freestanding stores and closed all of its host vision centers operating in Sam’s Clubs and in Meijer Thrifty Acres stores. On May 31, 2001, the Company emerged from bankruptcy as an optical retailer operating vision centers in host departments, including Wal-Mart and Fred Meyer locations.

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

DEPENDENCE ON WAL-MART

As of December 28, 2002, we operated 399 vision centers in domestic Wal-Mart stores, all of which operate pursuant to a master license agreement (see “Business-Leased Department Agreements”). These units generated approximately 87% of our revenue in 2002 and represent the most profitable division of the Company’s host retail operations measured as a percent of sales. We therefore depend on Wal-Mart and on our agreement with them for much of our operations.

DATE OF INFORMATION

Unless otherwise expressly stated, all information in this Business section of this Form 10-K is as of December 28, 2002.

VISION CENTER OPERATIONS

Our vision centers typically occupy between 1,000 and 1,500 square feet, including areas for merchandise display, customer service, and contact lens fitting. Each vision center maintains inventory of approximately 850 eyeglass frames and 550 pairs of contact lenses, along with sunglasses and other optical accessories. Our two optical laboratories deliver prescription eyewear to all our vision centers. Many of the vision centers located in Wal-Mart have a finishing laboratory, which allows for the vision center to provide one-hour service for most single vision prescription lenses. These vision centers carry inventory of approximately 725 pairs of spectacle lenses. We have, however, removed the finishing laboratory from 14 of our vision centers as of March 7, 2003, as part of a test to determine whether removing these facilities can reduce our operating expenses. We expect to determine the results of this test by the end of 2003 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

In the second quarter of 2002, the Company began selling a managed care insurance product in its Wal-Mart California vision centers to retail customers who do not otherwise have vision insurance coverage. At this time, the Company does not plan to expand the sale of this or similar products outside of California.

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

EMPLOYEES

We employ 2,190 associates on a full-time basis and 740 associates on a part-time basis. We have 2,500 associates engaged in retail sales, 240 in laboratory and distribution operations, and 190 in management and administration. Apart from our retail employees in Mexico, none of our employees are governed by any collective bargaining agreements. We believe that our employment relations are generally good.

OPTOMETRISTS

Optometrists are important to the success of our vision centers. We strive to have an optometrist on a full-time basis at most of our locations. These optometrists are typically independent from us and lease a portion of our locations for an eye examination facility. We typically charge rent to these optometrists, in exchange for the premises and the equipment which we provide. Our agreement with Wal-Mart contemplates that we generally will have an optometrist on duty at least 48 hours each week. Our relationships with optometrists are subject to extensive regulation. (See “Business-Government Regulation”.)

MANUFACTURING AND DISTRIBUTION

We operate two manufacturing and distribution facilities that supply substantially all merchandise requirements of our vision centers. The facilities are located in Lawrenceville, Georgia (this facility also includes our central administrative offices) and St. Cloud, Minnesota.

Our distribution centers provide lens blanks, frames, contact lenses, and sunglasses to our vision centers. We use an overnight delivery service to ship completed orders and replenishment items to the vision centers. The distribution centers and the manufacturing facilities are interfaced with our management information system. Raw materials consist of frames and lenses which are readily available from multiple vendors.

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

LEASED DEPARTMENT AGREEMENTS

We have agreements governing our operations in host environments, such as Wal-Mart. Typically, each agreement is for a base term, followed by an option to renew for a specified length of time. The agreements provide for payments of minimum and percentage rent, and also contain customary provisions for leased department operations. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Lease Agreements”.)

GOVERNMENT REGULATION

Our business is heavily regulated by federal, state, and local law. We must comply with federal laws such as the Social Security Act (which applies to our participation in Medicare programs), the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) (which governs our participation in managed care programs), and the Food and Drug Administration Act (which regulates medical devices such as contact lenses). We also must comply with the privacy regulations under HIPAA, which went into effect in April 2003. In addition, all states have passed laws that govern or affect our arrangements with the optometrists who practice in our vision centers. Some states, such as California, Texas, North Carolina, and Kansas, have particularly extensive and burdensome requirements that affect the way we do business. In California, optometrists who practice adjacent to our retail locations are providers to and subtenants of a subsidiary, which is licensed as a single-service HMO.

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

COMPETITION

The retail eyecare industry is extremely competitive. We compete with national companies such as LensCrafters and Cole; we also compete with numerous regional and local firms. In addition, optometrists, ophthalmologists, and opticians provide many of the same goods and services we provide. The level and intensity of competition can vary dramatically depending on the particular market. We believe that we have numerous competitive advantages, such as our everyday low pricing, convenience, product selection, and quality and consistency of service.

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

Several of our competitors have significantly greater financial resources than we do. As a result, they may be able to engage in extensive and prolonged price promotions that may adversely affect our business. They may also be able to spend more than we do for advertising.

MEXICO OPERATIONS

We operate 37 vision centers in Mexico under a master license agreement with Wal-Mart. Our operations in Mexico face unique risks, such as currency devaluations, inflation, difficulties in cross-cultural marketing, and similar factors.

Information relative to sales and long-lived assets for the United States and Mexico for the seven months ended December 29, 2001, the five months ended June 2, 2001, and for the years ended December 30, 2000 and December 28, 2002 are summarized in the following tables (amounts in thousands):

	United States	Mexico	Consolidated

SUCCESSOR COMPANY:
Fiscal year 2002
Sales	$241,994	$5,026	$247,020

Identifiable assets	$148,816	$2,206	$151,022

Seven months ended December 29, 2001
Sales	$132,633	$2,910	$135,543

Identifiable assets	$168,600	$2,617	$171,217

PREDECESSOR COMPANY:
Five months ended June 2, 2001
Sales	$118,407	$2,150	$120,557

Identifiable assets	$184,034	$2,654	$186,688

Fiscal year 2000
Sales	$302,902	$4,792	$307,694

Identifiable assets	$88,666	$2,222	$90,888

Availability of Financial Information

The Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, may be obtained by any shareholder without charge upon written request to National Vision, Inc., 296 Grayson Highway, Lawrenceville, GA 30045, Attn: Investor Relations. In addition, the Company’s most recent public filings with the Securities and Exchange Commission are available on the Company’s web site at www.nationalvision.com.

ITEM 2. PROPERTIES

Our 518 vision centers in operation as of December 28, 2002 are located as follows:

Location	Total	Location	Total

Alabama	8	Nevada	7
Alaska	13	New Hampshire	4
Arizona	14	New Jersey	13
California	97	New Mexico	10
Colorado	8	New York	26
Connecticut	10	North Carolina	60
Florida	5	North Dakota	4
Georgia	37	Oregon	34
Hawaii	4	Pennsylvania	18
Idaho	3	Puerto Rico	1
Kansas	10	South Carolina	11
Kentucky	1	South Dakota	1
Louisiana	1	Tennessee	2
Maine	1	Texas	7
Maryland	3	Virginia	23
Massachusetts	5	Washington	29
Minnesota	1	West Virginia	7
Montana	2	Wyoming	1
		Mexico	37

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

ITEM 3. LEGAL PROCEEDINGS

LITIGATION IN CALIFORNIA

On May 20, 2002, an entity called Consumer Cause, Inc. filed a complaint against the Company in the Superior Court for Los Angeles County (Case No. BC 274257). A first amended complaint was filed on September 4, 2002. The complaint alleges that the Company’s operations in California violate certain provisions of California law governing arrangements between opticians and optometrists. The complaint seeks attorney fees and an injunction prohibiting the Company from continuing the alleged violations. The complaint largely duplicates portions of a complaint filed by the California attorney general against one of the competitors of the Company. The case was dismissed on January 23, 2003; the plaintiff has filed an appeal.

CHAPTER 11 PROCEEDINGS

On April 5, 2000, the Company and ten of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions with the United States Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 (the “Chapter 11 Cases”). In March 2001, the Debtors filed a plan or reorganization (the “Plan”) for the Chapter 11 Cases. The Plan was confirmed by the bankruptcy court on May 18, 2001. On May 31, 2001, the Company emerged from bankruptcy.

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

The Plan also provided for the creation of a disputed claims reserve, which holds securities that will be distributed to creditors as and when pending claims are resolved in the Chapter 11 cases. As of March 7, 2003, approximately 613,000 shares of the Company’s common stock and approximately $14.5 million of secured notes remained in the disputed claims reserve.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On May 31, 2001, the Company’s plan of reorganization was confirmed, resulting in the cancellation of 21,169,103 shares of Common Stock and the issuance of 5,000,000 shares of Common Stock, par value $0.01, to the Company’s creditors, inclusive of shares held in the disputed claims reserve.

The Company’s Common Stock was traded on the NASDAQ Small Cap Market under the symbol “VSTA” from October 1999 until May 2000, when it began trading on the OTC Bulletin Board. Upon issuance of Common Stock after our emergence from bankruptcy, the Company’s Common Stock was listed on the American Stock Exchange in August of 2001 under the symbol “NVI”. The following table sets forth for the periods indicated the high and low prices of the Company’s Common Stock in the various market systems as noted above.

     Pre-emergence

	Period Ended	High	Low

Fiscal 2001	March 31, 2001	$0.200	$0.030
	June 2, 2001	$0.040	$0.020

     Post-emergence

	Period Ended	High	Low

Fiscal 2001	September 29, 2001	$5.000	$0.900
	December 29, 2001	$1.050	$0.350

Fiscal 2002	March 30, 2002	$1.44	$0.65
	June 29, 2002	$1.18	$0.65
	September 28, 2002	$1.20	$0.70
	December 28, 2002	$0.75	$0.25

As of March 7, 2003, there were approximately 450 holders of record of the Company’s Common Stock.

The Company’s plan of reorganization in the Chapter 11 Cases provides that, as claims of creditors are resolved, the Company will make periodic distributions of its new common stock and notes. As of March 7, 2003, the Company has made 10 such distributions, for a total of approximately 4,387,000 shares of new common stock and approximately $105.5 million face amount of new notes. The balance of approximately 613,000 shares of new common stock and approximately $14.5 million face amount of new notes are held in the disputed claim reserve and will be distributed as and when disputed claims are resolved. Such distributions could have an adverse impact on any trading price for the Company’s securities.

It is the Company’s intent to use cash resources only for its operations and for payment of interest expense and repayment of principal on and repurchases of the Company’s new secured notes. The indenture governing our senior notes and our credit facility agreement restrict the Company’s ability to pay dividends.

USE OF NON-GAAP FINANCIAL MEASURES

We frequently refer to EBITDA in this document. EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, cumulative effect of a change in accounting principle, and reorganization items as defined in the terms of our Senior Subordinated Debt agreement. We refer to EBITDA because:

•	it is the basis for the calculation of the excess cash flow principal repayment under our senior notes; and

•	it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of our operating performance or as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures for other companies.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company for the years ended December 28, 2002, December 29, 2001, December 30, 2000, January 1, 2000 and January 1, 1999 are derived from the Company’s Consolidated Financial Statements. The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001. Results of operations for the 3-day period from May 31, 2001 through June 2, 2001 were not material. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

National Vision, Inc.
Consolidated Statements of Operations
(In thousands except vision center store count)

	Successor		Predecessor

		Seven months	Five months
		ended	ended
		December 29,	June 2,
	2002	2001	2001	2000	1999	1998

	(1)	(1)(2)	(1)(2)(5)	(1)(4)(6)(7)	(1)(3)(6)	(1)
Retail sales, net	$244,860	$135,543	$120,557	$307,694	$329,055	$245,331
Premium revenue	2,160	—	—	—	—	—

Net sales	247,020	135,543	120,557	307,694	329,055	245,331
Cost of goods sold	112,446	61,488	57,404	143,458	147,768	112,929

Gross profit	134,574	74,055	63,153	164,236	181,287	132,402
Gross profit percentage	54.5%	54.6%	52.4%	53.4%	55.1%	54.0%

Selling, general & administrative expense	128,715	71,526	68,377	166,364	177,162	121,413
Impairment of long-lived assets	—	—	—	2,684	1,952	—
Restructuring expense	—	—	—	1,601	—	—

Operating income/(loss)	5,859	2,529	(5,224)	(6,413)	2,173	10,989
Interest expense, net	13,629	8,389	1,150	7,723	19,329	5,538

Earnings/(loss) before reorganization items and taxes	(7,770)	(5,860)	(6,374)	(14,136)	(17,156)	5,451
Reorganization expense/(gain)	—	—	(102,515)	121,539	—	—

Earnings/(loss) before taxes, extraordinary items and cumulative effect of a change in accounting principle	(7,770)	(5,860)	96,141	(135,675)	(17,156)	5,451
Income tax expense	—	—	—	—	—	2,037

Earnings/(loss) before extraordinary items and cumulative effect of a change in accounting principle	(7,770)	(5,860)	96,141	(135,675)	(17,156)	3,414
Extraordinary gain/(loss), net	1,566	—	17,182	(827)	(406)	—
Cumulative effect, net	—	—	—	(3,378)	—	—

Net earnings/(loss)	$(6,204)	$(5,860)	$113,323	$(139,880)	$(17,562)	$3,414

BALANCE SHEET DATA:
Total assets	$151,022	$171,217	$186,688	$90,888	$220,219	$229,097
Current and long-term obligations	$109,706	$120,000	$123,000	$183,735	$151,902	$139,608
Shareholders’ equity/(deficit)	$12,829	$19,274	$25,000	$(113,323)	$26,557	$43,927

STATISTICAL DATA:
Domestic vision centers open at end of period:
Leased department vision centers	481	479	473	472	577	562
Freestanding vision centers	—	—	—	226	322	331
Average annual sales per Wal-Mart leased department vision center(8)	$547	$535	$535	$540	$527	$522
Average annual sales per other host leased department vision center(8)	$234	$245	$245	$248	$242	$176
Average annual rent per Wal-Mart leased department vision center(8)	$76	$71	$71	$68	$66	$63
Wal-Mart leased department vision centers converted to supercenters	14	7	4	13	5	5
Capital expenditures	$5,209	$2,750	$2,084	$5,379	$12,704	$9,183
Depreciation and amortization	$18,999	$11,425	$4,808	$17,526	$18,602	$14,177
EBITDA(9)	$24,858	$13,954	$(416)	$11,113	$20,775	$25,166

(1)	Financial information for all years presented includes results of international operations for the 12 months ended November 30. (See Note 2 to Consolidated Financial Statements.)

(2)	The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001. Results of operations for the 3 day period from May 31, 2001 through June 2, 2001 were not material. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the periods prior to emergence.

(3)	In 1999, the Company recorded a $2.7 million provision for the write-off of certain receivables and an impairment of $1.9 million in connection with 36 under-performing vision centers. The receivables provision was included in selling, general and administrative expense.

(4)	In 2000, the Company recorded an impairment provision for inventory and receivables at the freestanding locations totaling $1.1 million and $518,000, respectively. These items were included in cost of goods sold and selling, general administrative expense, as appropriate.

(5)	In 2001, the Predecessor Company recorded a $6.3 million provision for uncollectable receivables. Of this amount $2.9 million related to the ongoing host business. This expense was included in selling, general and administrative expense. In addition, the Predecessor Company recorded a $2.4 million provision for inventory. This expense was included in cost of goods sold.

(6)	The Company incurred expenses for the impairment of certain long-lived assets and store closing costs prior to the Company’s filing of Chapter 11 in April 2000.

(7)	This represents the cumulative effect of a change in accounting principle for the adoption of SAB 101. (See Note 2 to the Consolidated Financial Statements.)

(8)	For the purposes of calculating average annual sales and average annual rent, the Successor results for the seven months ended December 29, 2001 have been combined with the Predecessor results for the five months ended June 2, 2001.

(9)	EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, cumulative effect of a change in accounting principle, and reorganization items. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Non-GAAP Financial Measures”). The following is a reconciliation of net earnings to EBITDA (amounts in thousands):

	(Successor)		(Predecessor)

		Seven months	Five months
		Ended	Ended
		December 29,	June 2,
	2002	2001	2001	2000	1999	1998

Net earnings / (loss)	$(6,204)	$(5,860)	$113,323	$(139,880)	$(17,562)	$3,414
Addback:
Interest expense, net	13,629	8,389	1,150	7,723	19,329	5,538
Reorganization expense / (gain)	—	—	(102,515)	121,539	—	—
Income tax expense	—	—	—	—	—	2,037
Extraordinary (gain) / loss, net	(1,566)	—	(17,182)	827	406	—
Cumulative effect, net	—	—	—	3,378	—	—
Depreciation and amortization	18,999	11,425	4,808	17,526	18,602	14,177

EBITDA	$24,858	$13,954	$(416)	$11,113	$20,775	$25,166

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001. Results of operations for the 3-day period from May 31, 2001 through June 2, 2001 were not material. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the periods prior to emergence. However, for purposes of this discussion, the Successor results for the seven months ended December 29, 2001 have been combined with the Predecessor results for the five months ended June 2, 2001 and then compared to the Successor results for the fiscal year ended December 28, 2002 and the Predecessor results for the fiscal year ended December 30, 2000. Differences between periods due to fresh start accounting are explained when necessary. Results for these periods are summarized in the following table:

National Vision, Inc.
Consolidated Statements of Operations
(In thousands)

		Year Ended
	Year Ended	December 29, 2001	Year Ended
	December 28, 2002	(A)	December 30, 2000

Retail sales, net	$244,860	$256,100	$307,694
Premium revenue	2,160	—	—

Total net sales	247,020	256,100	307,694
Cost of goods sold	112,446	118,892	143,458

Gross profit	134,574	137,208	164,236
Selling, general & administrative expense	128,715	139,903	166,364
Impairment of long-lived assets	—	—	2,684
Restructuring expense	—	—	1,601

Operating income / (loss)	5,859	(2,695)	(6,413)
Interest expense, net	13,629	9,539	7,723

Loss before reorganization items, taxes and extraordinary items	(7,770)	(12,234)	(14,136)
Reorganization expense / (gain)	—	(102,515)	121,539

Earnings / (loss) before taxes	(7,770)	90,281	(135,675)
Income taxes	—	—	—

Net earnings / (loss) before extraordinary item	(7,770)	90,281	(135,675)
Extraordinary gain / (loss), net of taxes	1,566	17,182	(827)
Cumulative effect, net of taxes	—	—	(3,378)

Net earnings / (loss)	$(6,204)	$107,463	$(139,880)

(A)	Represents the combined results of the Successor for the seven months ended December 29, 2001 and the results of the Predecessor for the five months ended June 2, 2001.

The Company’s results of operations in any period are significantly affected by the number and mix of vision centers operating during such period. At December 28, 2002, the Company operated 518 vision centers, versus 514 vision centers at December 29, 2001 and 725 vision centers at December 30, 2000. The freestanding stores open at year end 2000 were disposed of during the first half of 2001. The following table sets forth information about the number and type of vision centers owned and operated by the Company as of the end of fiscal 2002, 2001 and 2000, respectively.

	December 28, 2002	December 29, 2001	December 30, 2000

Wal-Mart, domestic	399	400	397
Fred Meyer	58	55	56
Military	24	24	19
Wal-Mart de Mexico	37	35	27
Freestanding stores	—	—	226

TOTAL	518	514	725

YEAR ENDED DECEMBER 28, 2002 (“CURRENT YEAR”) COMPARED TO YEAR ENDED DECEMBER 29, 2001 (“PRIOR YEAR”)

Net sales. The Company recorded net sales of $247.0 million in the Current Year versus $256.1 million in the Prior Year, a decrease of 3.5% or $9.1 million. This decrease is mostly attributable to the sale or closure of the Company’s freestanding operations in the first half of 2001. These stores represented sales of $18.2 million in 2001. The offsetting sales increase of $9.1 million came from the following areas:

•	$2.2 million of premium revenue from a managed care insurance product that the Company began selling in the Wal-Mart California vision centers during 2002, and

•	a domestic comparable store sales increase of 2.0% and sales from new stores opened since the end of 2001.

Historically, the Company’s in-store presentation of frame and lens options was based on a package price concept. The package price included a pair of base lenses, a frame and certain lens options. In July, the Company changed its presentation strategy by “unbundling” the package price so that pricing for frames and lenses are separately presented in the store. The new presentation is intended to be more clear, concise and customer-friendly and is similar to product and price presentation at a majority of our competitors’ stores. After an initial orientation phase, the Company has experienced increases in the average spectacle transaction value and in spectacle unit count. Although we expect these positive trends to continue, we can provide no assurance regarding future average transaction value or spectacle unit count.

Gross profit. In the Current Year, gross profit dollars decreased by $2.6 million over gross profit dollars in the Prior Year. This decrease in gross profit dollars is primarily the result of the disposition of the Company’s freestanding operations in the first half of 2001. The retail and insurance components of sales and gross profit for the Current and Prior Year are detailed below (in thousands):

	Year Ended		Year Ended
	December 28, 2002		December 29, 2001

Retail sales, net	$244,860	100.0%	$256,100	100.0%
Retail cost of goods sold	110,509	45.1%	118,892	46.4%

Retail gross profit	$134,351	54.9%	$137,208	53.6%

Premium revenue	$2,160	100.0%	$—	—%
Claims expense	1,937	89.7%	—	—%

Insurance gross profit	$223	10.3%	$—	—%

Total net sales	$247,020	100.0%	$256,100	100.0%
Total cost of goods sold	112,446	45.5%	118,892	46.4%

Total gross profit	$134,574	54.5%	$137,208	53.6%

Retail gross profit increased as a percent of sales in the Current Year. The Company experienced a shift in sales mix toward eyeglasses, coupled with an increase in eyeglass margins in the Current Year partially as a result of the Company’s “unbundling” of frame and lens pricing. This margin improvement was offset by an increase in rent expense (which is a component of Gross Profit) for the Wal-Mart division. This was due to approximately 43 vision centers entering the “3-year option period” of the Wal-Mart lease. The option period effectively increases each location’s minimum rent requirement. As of December 28, 2002, we have 126 vision centers in the three-year option period of the Wal-Mart lease. We expect this trend of increased rent to continue as additional Wal-Mart locations enter the “option period” of their lease. During 2002, the Company’s effective rent percentage on the Wal-Mart store revenues was approximately 14%. Any significant shortfall in comparable store sales would have a negative impact on occupancy expense as a percent of sales. The Company cannot give any assurances that it will be able to continue to record comparable sales increases at these levels.

Insurance gross profit represents premium revenue less claims expense for a managed care insurance product that the Company began selling in the Wal-Mart California vision centers in the second quarter of 2002. We do not expect a significant change in insurance gross profit as a percent of premium revenue in future periods. The addition of the lower-margin managed care insurance product increase total revenues and gross profit dollars, but decreases total gross profit as a percent of total net sales.

Selling, general and administrative expense (“SG&A expense”). SG&A expense (which includes both store operating expenses and home office overhead) decreased to $128.7 from the Prior Year amount of $139.9 million. This dollar decrease was primarily the result of lower payroll, depreciation and other expenses due to the above-mentioned disposition of the Company’s freestanding operations in April 2001. Also, SG&A expense declined as a percentage of sales to 52.1% in the Current Year compared to 54.6% in the Prior Year. The percentage decrease in SG&A was the result of:

1)	significant improvements in managed care processing which resulted in a decline in receivable write-offs of approximately $4.9 million in the Current Year;

2)	a Prior Year Predecessor Company charge of $6.3 million for uncollectible managed care receivables ($2.9 million of which related to the ongoing host businesses); and

3)	a reduction in advertising spending of approximately $3.2 million in the Current Year versus the Prior Year.

This decrease was partially offset by:

1)	approximately $800,000 in incremental costs incurred for evaluating and implementing organizational changes. These costs are expected to continue in the first half of 2003 as we proceed with this process, and

2)	increases in retail-level payroll costs, which increased approximately $4.9 million or 1.0% of sales over the Prior Year.

This payroll increase was due to 1) an increase in health and medical benefit costs and 2) an increase in rates in certain markets, where growing competition resulted in upward pressure on rates for optical personnel.

Operating income. Operating income increased from a loss of $2.7 million in the Prior Year to income of $5.9 million in the Current Year primarily due to the disposition of the freestanding operations in April 2001. Operating income as a percentage of sales was 2.4% in the Current Year, compared to -1.1% in the Prior Year.

Interest expense. Interest expense in the Current Year represents a full year’s worth of interest incurred on an average subordinated debt balance of $116 million. As a result of the Company’s Chapter 11 proceedings, the Company did not accrue interest on subordinated debt until it emerged from Chapter 11 in May 2001.

Reorganization gain. The reorganization gain of $102.5 million in 2001 is discussed in detail under “Year Ended December 29, 2001 Compared to Year Ended December 30, 2000.”

Income taxes. The Company incurred tax operating losses in 2002 and 2001. Resulting tax benefits have been offset by a valuation allowance as realization is considered unlikely.

Extraordinary gain, net. During the Current Year, the Company repurchased notes with a face value of approximately $4.5 million for $3 million in cash, which included accrued interest of approximately $106,000. These transactions resulted in an extraordinary, non-cash gain of $1.6 million. The extraordinary gain in the Prior Year represents the gain on extinguishment of debt as recorded in fresh start accounting.

Net income / (loss). The Company posted a net loss of $6.2 million in the Current Year versus net income of $107.5 million in the Prior Year. The current period variance is primarily the result of fresh start adjustments and the gain on extinguishments of debt recognized in May 2001 as the Company emerged from Chapter 1l.

EBITDA. EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, cumulative effect of a change in accounting principle and reorganization items. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Non-GAAP Financial Measures.”)

The following is a reconciliation of net earnings to EBITDA:

	2002	2001

Net earnings / (loss)	$(6,204)	$107,463
Addback:
Interest expense, net	13,629	9,539
Reorganization expense / (gain)	—	(102,515)
Income tax expense	—	—
Extraordinary (gain) / loss, net	(1,566)	(17,182)
Cumulative effect, net	—	—
Depreciation and amortization	18,999	16,233

EBITDA	$24,858	$13,538

THREE MONTHS ENDED DECEMBER 28, 2002 (“CURRENT THREE MONTHS”) COMPARED TO THE THREE MONTHS ENDED DECEMBER 29, 2001 (“PRIOR THREE MONTHS”)

Condensed consolidated results for the fourth quarter of 2002 and 2001 are included in the quarterly pro forma table on page 23. Both quarters shown are actual results. We are presenting a discussion of fourth quarter results as we believe it is relevant to the reader in conjunction with consideration and review of the quarterly financial results filed with the SEC for the first, second and third quarters of 2002. Significant variances are discussed below.

Net Sales. The Company recorded net sales of $61.5 million in the Current Three Months versus $57.2 million in the Prior Three Months, an increase of $4.3 million or 7.5%. This increase was primarily due to November programs that gave rise to a quarterly domestic comparable store sales increase of 5.5%. Premium revenue of approximately $0.8 million in the Current Three Months also contributed to the total net sales increase.

Gross profit. In the Current Three Months, gross profit dollars increased by $1.0 million over the Prior Three Months. Gross profit percentages declined from 52.6% in the Prior Three Months to 50.5% in the Current Three Months as the product mix shifted towards contact lenses and accessories, which have lower margins than eyeglass sales. Also, premium revenues, which have a gross profit margin of approximately 7 to 10%, contributed to the decline in gross profit percentage in the Current Three Months. Also, in connection with finalizing financial results for 2002, the Company recorded certain adjustments which had the effect of increasing cost of goods sold from levels preliminarily reported in a Form 8-K filed on April 10, 2003.

Selling, general and administrative expense (“SG&A”). SG&A expense (which includes both store operating expenses and home office overhead) increased from $30.1 million in the Prior Three Months to $31.4 million in the Current Three Months. Increases in compensation costs were a significant factor in the dollar increase in SG&A expenses. More specifically, fourth quarter 2002 includes payroll cost in excess of $1 million related to a quarterly management incentive plan as well as approximately $400,000 of expenses related to its review of the Company’s retail and support organization. Expenses for this project will continue into the first half of 2003, as we proceed with this process. SG&A expense decreased as a percent of sales from 52.7% in the Prior Three Months to 51.1% in the Current Three Months. This decline is partially due to:

1)	significant improvements in managed care processing which resulted in a decline in receivable write-offs in the Current Three Months, and

2)	a reduction in advertising spending in the Current Three Months versus the Prior Three Months.

The current year improvement in SG&A expenses as a percent of sales was partially offset by increases in rent expense (which is a component of gross profit) as a percent of sales for the Wal-Mart division. This was due to approximately 46 vision centers entering the three-year option period of the Wal-Mart lease since the end of the Prior Year. The option period effectively increases each location’s minimum rent requirement. We expect this trend of increased rent to continue as additional Wal-Mart locations enter the option period of their lease. During 2002, the Company’s effective rent percentage on the Wal-Mart store revenues was approximately 14.0%. Any significant shortfall in comparable store sales would have a negative impact on occupancy expense as a percent of sales. The Company cannot give any assurances that it will be able to continue to record comparable sales increases at historical levels.

Operating income. Operating income for the Current Three Months declined $0.5 million to a loss of $549,000 from a loss of $48,000 in the Prior Three Months primarily due to the shift in product mix as previously discussed.

Interest expense. Interest expense declined by $0.7 million in the Current Three Months to $3.0 million due to principal repayments and repurchases totaling $10.4 million since the Prior Three Months.

Extraordinary gain. The Company repurchased notes with a face value of approximately $2.8 million for $1.8 million in cash, which included accrued interest of approximately $20,000. These transactions resulted in an extraordinary, non-cash gain of $1.0 million in the Current Three Months.

Net loss. The Company’s net loss in the Current Three Months was approximately $2.5 million compared to a net loss of $3.7 million in the Prior Three Months. This improvement of $1.2 million over the Prior Three Months is attributable to three factors:

1)	strong operating performance in the Current Three Months, as evidenced by domestic comparable store sales growth of 5.5%;

2)	decreases in interest expense due to reductions in the total outstanding debt; and

3)	an extraordinary gain of approximately $1.0 million as we repurchased a portion of our senior subordinated debt at a discount.

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

Gross Profit. In the Current Year, gross profit decreased to $137.2 million from $164.2 million in the prior year. This decrease in gross profit was primarily driven by a reduction in sales caused by the closure of the freestanding locations and the Sam’s Club locations. Gross margin, as a percent of sales, increased to 53.6% from 53.4% in the Prior Year. Gross margin percentage was positively impacted by an increase in eyeglass margins, resulting from the introduction and repositioning of certain eyeglass lens items and additional price-point options placed on the frame boards. Also, the Company recorded a charge of approximately $2.6 million and $1.1 million to adjust inventory of the freestanding locations to its net realizable value in the Current Year and the Prior Year, respectively.

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

The percentage increase in SG&A partially offset by

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

Reorganization Items. The Company recorded all transactions incurred as a result of the Chapter 11 filing separately as reorganization items. There were no reorganization items recorded after June 2, 2001, as the Company emerged from bankruptcy. The table below summarizes the items incurred by the Predecessor Company (amounts in thousands):

	Five Months	Twelve Months
	Ended	Ended
	June 2, 2001	December 30, 2000

Fresh start adjustments(a)	$(114,263)	$—
Impairment of goodwill	—	100,805
Impairment of fixed assets	33	12,000
Provision for rejected leases	1,592	1,920
Loss on disposal of freestanding division	3,645	—
Other store closing costs	532	670
Retention plan	3,231	2,173
Professional fees	2,008	3,421
Letter of credit reserve on DIP Facility	197	—
Interest income on accumulated cash	(127)	(144)
Other reorganization costs	637	694

Reorganization (gain)/expense	$(102,515)	$121,539

(a)	The adjustments represent the elimination of Predecessor Company equity and the fair value adjustments that were made as part of fresh-start accounting.

Benefit For Income Taxes. The Company generated operating losses for tax purposes in 2002. No income tax benefit has been recorded as realization is not considered probable.

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

The following is a reconciliation of operating income to EBITDA (amounts in thousands):

	2001	2000

Net earnings / (loss)	$107,463	$(139,880)
Addback:
Interest expense, net	9,539	7,723
Reorganization expense / (gain)	(102,515)	121,539
Income tax expense	—	—
Extraordinary (gain) / loss, net	(17,182)	827
Cumulative effect, net	—	3,378
Depreciation and amortization	16,233	17,526

EBITDA	$13,538	$11,113

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

Under the Plan, the Company’s pre-petition unsecured claims were converted into new secured notes and common stock. The secured notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September, and are subordinated to debt under the Company’s credit facility. The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period. Five million shares of new common stock, par value $0.01, were issued, based on the Company’s reorganization value. Under the Plan, former shareholders received no value for their interests, consequently, all common stock issued prior to emergence from bankruptcy was cancelled.

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

HISTORICAL PRO FORMA RESULTS OF ONGOING OPERATIONS.

On April 20, 2001 the Predecessor Company completed the sale of its freestanding retail operations to Vista Acquisition LLC (the “Buyer”). We received consideration of approximately $7.0 million, consisting of $5.7 million in cash and a $1.3 million note receivable. The note receivable was fully reserved at the time of the sale, due to the low probability of collection. The assets sold consisted primarily of furniture, fixtures and inventory at approximately 200 freestanding locations and inventory and equipment at the Fullerton, California laboratory/distribution center. In a related transaction, the Company agreed to sell, subject to regulatory approval, to the Buyer its interest in a managed care subsidiary. The net book value of the assets of the subsidiary ($1.1 million) was fully reserved upon the agreement date as the Buyer took possession of these assets; however, the Company received no consideration from the Buyer for these assets and future receipt was uncertain. For purposes of the unaudited pro forma financial information, these transactions have been combined.

The following information presents the Company’s results of operations for the retail store operations retained by the Company upon emergence from bankruptcy in June 2001. In addition to the exclusion of the freestanding store financial results, the pro forma information also excludes the financial results of other dispositions that occurred during the bankruptcy process, including the Sam’s Club stores and Meijer Thrifty Acres stores. Accordingly, data for the first and second quarter of 2001 is presented on a pro forma basis as if all disposed operations were closed or disposed of as of the beginning of 2001. The pro forma information does not necessarily reflect actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company without the closed or disposed operations. Costs related to the bankruptcy, reorganization and restructuring costs are excluded.

	First	Second	Third	Fourth	Fiscal
2002	Quarter	Quarter	Quarter	Quarter	2002

Store count at end of period	516	518	518	518	518
Domestic comparable store sales growth	0.0%	1.0%	1.5%	5.5%	2.0%

Net sales	$61,873	$61,935	$61,745	$61,467	$247,020
Gross profit	$34,893	$34,255	$34,358	$31,068	$134,574
Operating income	$2,160	$2,008	$2,239	$(549)	$5,859
Net loss	$(1,420)	$(1,556)	$(753)	$(2,475)	$(6,204)

Capital expenditures	$796	$1,357	$825	$2,231	$5,209
Depreciation and amortization	$4,953	$4,868	$4,791	$4,387	$18,999

	Pro Forma	Pro Forma			Pro Forma
	First	Second	Third	Fourth	Fiscal
2001	Quarter	Quarter	Quarter	Quarter	2001

Store count at end of period	502	503	505	514	514
Domestic comparable store sales growth	-0.5%	0.5%	0.0%	-0.5%	0.0%

Net sales	$60,906	$60,042	$59,741	$57,196	$237,885
Gross profit	$33,357	$33,699	$33,644	$30,100	$130,800
Operating income	$4,428	$789	$2,204	$(48)	$7,374
Net earnings /(loss)	$3,689	$(731)	$(1,469)	$(3,655)	$(2,165)

Capital expenditures	$1,200	$1,100	$970	$1,445	$4,715
Depreciation and amortization	$2,817	$3,443	$4,979	$4,910	$16,149

Reconciliation to Pro Forma Results

A reconciliation of the quarterly results for the first and second quarter of 2001 from reported results to pro forma results is presented in the following tables (amounts in thousand):

	Three Months Ended March 31, 2001

	As Reported	Adjustments		Pro Forma

Net sales	$74,735	$13,829	(D)	$60,906
Cost of goods sold	34,525	6,976	(D)	27,549

Gross profit	40,210	6,853		33,357
Selling, general & administrative	39,071	10,142	(D)	28,929

Operating income / (loss)	1,139	(3,289)		4,428
Interest expense, net	739	—		739

Loss before reorganization items, taxes, extraordinary item and cumulative effect of a change in accounting principle	400	(3,289)		3,689
Reorganization expense / (gain)	1,789	1,789	(E)	—

(Loss) / earnings before taxes, extraordinary item and cumulative effect of a change in accounting principle	(1,389)	(5,078)		3,689
Income taxes	—	—		—

Net earnings / (loss) before extraordinary item and cumulative effect of a change in accounting principle	(1,389)	(5,078)		3,689
Extraordinary (loss) / gain, net	—	—		—

Net earnings / (loss)	$(1,389)	$(5,078)		$3,689

	Three Months Ended June 30, 2001

	As Reported (A)	Adjustments		Pro Forma

Net sales	$64,428	$4,386	(D)	$60,042
Cost of goods sold (B)	31,174	4,831	(D)	26,343

Gross profit	33,254	(445)		33,699
Selling, general & administrative (C)	39,244	6,334	(D)	32,910

Operating income / (loss)	(5,990)	(6,779)		789
Interest expense, net	1,520	—		1,520

Loss before reorganization items, taxes, extraordinary item and cumulative effect of a change in accounting principle	(7,510)	(6,779)		(731)
Reorganization expense / (gain)	(104,304)	(104,304	)(E)	—

(Loss) / earnings before taxes, extraordinary item and cumulative effect of a change in accounting principle	96,794	97,525		(731)
Income taxes	—	—		—

Net earnings / (loss) before extraordinary item and cumulative effect of a change in accounting principle	96,794	97,525		(731)
Extraordinary (loss) / gain, net	17,182	17,182	(E)	—

Net earnings / (loss)	$113,976	$114,707		$(731)

(A)	For the three months ending June 30, 2001, represents the combination of the Predecessor Company’s financial results for the two months ended June 2, 2001 and the Successor Company’s financial results for the one month ending June 30, 2001.

(B)	Includes a $2.6 million charge to reflect the net realizable value of certain inventories impacted by the sale of the freestanding operations.

(C)	Includes a $6.3 million charge for uncollectible accounts receivable incurred by the Predecessor Company, $2.9 million of which related to host vision centers.

(D)	Represents the results of the disposed operations that were either sold or closed during the restructuring of the Company.

(E)	Reorganization items and the Extraordinary gain were expenses/gains recorded during the Company’s Chapter 11 proceedings and are not expenses/gains of the Successor Company.

Year Ended December 28, 2002 (“Current Year”)
Compared to the Pro Forma Year Ended December 29, 2001 (“Pro Forma Prior Year”)

	Fiscal Year Ended

	December 28, 2002	December 29, 2001

Domestic store comp %	2.0%	0.0%
Store count at end of period	518	514

Net sales	$247,020	$237,885
Gross profit	$134,574	$130,800
Operating income	$5,859	$7,374
Net earnings/(loss)	$(6,204)	$(2,165)

Capital expenditures	$5,209	$4,715
Depreciation and amortization	$18,999	$16,149

Other variances are discussed below:

•	Net sales increased over the Pro Forma Prior Year primarily due to a 2.0% domestic comparable store sales increase and premium revenue of $2.2 million in the Current Year.

•	Gross profit as a percent of sales decreased to 54.5% from 55.0% in the Pro Forma Prior Year. This percentage decrease was partially driven by $2.2 million in sales of a new managed care product in the Company’s California Wal-Mart stores. This product has a profit margin of approximately 7 to 11% of sales, which served to increase the Company’s gross profit dollars, but decreases gross profit as a percent of sales.

•	Operating income declined in the Current Year primarily as a result of the amortization of Intangible Value of Contractual Rights and depreciation of revalued fixed assets, both of which were established during fresh start accounting. The incremental increase in these expenses was $3.8 million in the Current Year. This increase in expenses was partially offset by the Prior Year non-cash provision of $2.9 million related to receivables.

•	SG&A expense increased due to an increase in payroll costs as a percent of sales primarily resulting from new store openings and an increase in benefit costs and payroll rates in certain markets where increased competition has resulted in upward pressure on rates for optical personnel. Also, in the fourth quarter of 2002, the Company incurred approximately $800,000 of consulting expenses and other organizational costs as part of our review of the retail and support organizations, processes and technology.

USE OF NON-GAAP FINANCIAL MEASURES

We frequently refer to EBITDA in this document. EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, cumulative effect of a change in accounting principle, and reorganization items as defined in the terms of our Senior Subordinated Debt agreement. We refer to EBITDA because:

•	it is the basis for the calculation of the excess cash flow principal repayment under our senior notes; and

•	it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of our operating performance or as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures for other companies.

Reconciliation of Non-GAAP Financial Measures

This table includes the reconciliation of net earnings to EBITDA of reported results to the historical pro forma results for the Year Ended December 29, 2001. EBITDA is calculated as net earnings before interest, taxes, depreciation, and amortization. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Non-GAAP Financial Measures.”)

	Twelve Months Ended
	December 29, 2001

	As Reported (A)	Adjustments		Pro Forma

Net earnings / (loss)	$107,463	$109,628		$(2,165)
Addback:
Interest expense, net	9,539	—		9,539
Reorganization expense / (gain)	(102,515)	(102,515	)(C)	—
Income tax expense	—	—		—
Extraordinary (gain) / loss, net	(17,182)	(17,182	)(C)	—
Cumulative effect, net	—	—		—
Depreciation and amortization	16,233	84	(B)	16,149

EBITDA	$13,538	$(9,985	)(B)	$23,523

(A)	Represents the combination of the Predecessor Company’s financial results for the five months ended June 2, 2001 and the Successor Company’s financial results for the seven months ending December 29, 2001.

(B)	Represents the results of the disposed operations that were either sold or closed during the restructuring of the Company.

(C)	Reorganization items and the extraordinary gain were expenses/gains recorded during the Company’s Chapter 11 proceedings and are not expenses/gains of the Successor Company.

SUMMARY OF LEASE AGREEMENTS

We have agreements governing our operations in host environments, such as Wal-Mart. Typically, each agreement is for a base term, followed by an option to renew for a specified length of time. The agreements provide for payments of minimum and percentage rent, and also contain customary provisions for leased department operations. The table below sets forth key data about each of these agreements:

				No. of Options
Vision Centers	No. of Units as of	Length of Base	Length of Option	Exercisable in
Located In	December 28, 2002	Term (in years)	Term (in years)	Fiscal 2003

Wal-Mart	399	9	3	52
Fred Meyer	58	5	5	50
Wal-Mart de Mexico	37	5	2 or 1	13
Military Bases	24	2 or 5	—	10

Wal-Mart Vision Centers

Our agreement with Wal-Mart gives us the right to open 400 vision centers, the last of which opened in 2001. Our agreement with Wal-Mart also provides that, if Wal-Mart converts its own store to a supercenter (a store which contains a grocery department in addition to the traditional Wal-Mart store offering) and relocates our vision center as part of the conversion, the term of our lease begins again. During 2002, 14 locations were relocated, effectively renewing these leases. We expect approximately 16 leases to relocate to supercenters in 2003. As of December 28, 2002, we have 158 vision centers located in Wal-Mart supercenters. We believe that Wal-Mart may in the future convert many of its stores and thereby cause many of our leases to start again. We have received no assurances from Wal-Mart as to how many of their locations will ultimately be converted.

We have previously discussed with Wal-Mart possible amendments to our master license agreement. The parties have considered various proposals to restructure the master license agreement. At this time, the parties have not agreed to amend the master license agreement, which remains in effect. The Wal-Mart leases will accordingly expire as noted in the table below. The number of lease expirations indicated could decrease if there are future supercenter conversions.

The following table sets forth the number of leases for domestic Wal-Mart and Fred Meyer vision centers that expire each year, assuming the Company exercises all available options to extend the terms of the leases. This table includes 16 future Wal-Mart superstore conversions which are scheduled at this time.

Leases Expiring in Calendar Year

HOST								2009 AND
COMPANY	2002	2003	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

Wal-Mart	6	31	41	40	52	58	29	143	400
Fred Meyer	—	—	—	—	—	—	58	—	58

Totals	6	31	41	40	52	58	87	143	458

Of the six Wal-Mart leases scheduled to expire in 2002, one location was closed in the first quarter of 2002 at the end of the original nine-year lease term. The remaining five leases expired on December 31, 2002, which fell in the Company’s fiscal year 2003. These five leases represent annualized sales of approximately $3.3 million and annualized store-level cash flow of approximately $1 million. In 2003, 36 leases are scheduled to expire over the course of the year, including five closed on December 31, 2002; 13 in the first quarter, five in the second quarter, seven in the third quarter, and eleven in the fourth quarter. These stores represent annualized sales of approximately $16.6 million and annualized store-level cash flow of approximately $2.3 million. Store-level cash flow excludes corporate overhead and other costs not specifically attributable to individual stores. The Company anticipates that the results of stores which cease operations in 2003 will be shown as discontinued operations beginning in 2003.

As of March 7, 2003, we have closed 13 Wal-Mart vision centers in fiscal 2003. We are experiencing declining sales of approximately -25% in the final month of operations for stores that are closing. We also have incurred store closing costs, including severance related to the thirteen stores closed through March 7, 2003. Store closing costs average between $5,000 and $10,000 per vision center.

As of December 28, 2002, we had 126 vision centers that were operating in the three-year extension period of the Wal-Mart lease. We exercised our option to renew the leases for the three year extension period for 43 Wal-Mart vision centers in 2002. The base term for 52 vision centers expires in 2003, and we will need to determine which leases to extend. We expect to renew the leases for the vast majority of these vision centers. These decisions will be based on various factors, including sales levels, anticipated future profitability, increased rental fees in the option period, and market share.

Other Vision Centers

Our agreement with Wal-Mart de Mexico provides that each party will not deal with other parties to operate leased department vision centers in Mexico. (We have agreed to waive this restriction for the next five stores opened by Wal-Mart de Mexico.) This agreement also permits each party to terminate the lease for each vision center which fails to meet minimum sales requirements specified in the agreement. Under our agreement with Wal-Mart de Mexico, we have two options for two-year renewals, and one option for an additional one-year renewal, for each vision center.

Our agreement with Fred Meyer obligates us to exercise our renewal option as to all or none of these locations with the exception of five stores, which are covered by a separate agreement. This option must be exercised in 2003. We are currently discussing possible changes to this agreement with Fred Meyer.

OPERATING STRATEGIES

The Company’s “Vision” is to be the “Best Growth Retailer” operating in host environments. To achieve this vision, we are focused on a strategic process, which includes efforts to (1) maximize sales and cash flow from our Wal-Mart stores and other host retail operations, (2) selectively expand store operations in other host environments, and (3) test, develop, and create additional growth opportunities within Wal-Mart. More specifically, we are actively pursuing this vision through the following three steps:

STEP 1
Maximize sales and cash flow from our current base stores.
-		Increase profits per store for base stores through same store sales increases and expense control.
-		Shift to a more variable cost structure.
-		Grow store count among existing brands, while continuing to hope for and enjoy vision center conversions to Wal-Mart supercenters, which extends the lease terms of each affected vision center lease.

STEP 2
Grow in the optical industry, but outside our current host stores.
-		Successfully identify and execute on new hosts and/or new concepts.
-		Successfully identify and execute on new revenue lines.

STEP 3
Grow inside Wal-Mart, but outside optical.
-		Partner with manufacturers who could benefit from a “consultative selling” environment for new product introductions inside Wal-Mart.
-		Explore alternative business ideas with Wal-Mart and encourage execution on such ideas.

We cannot provide any assurances as to whether these measures will be successful.

During the second half of 2002 and the first quarter of 2003, we implemented numerous changes and initiatives in our existing host stores, which, we believe, will improve our long-term operations and profitability for the average store. Such changes and initiatives include the following:

1.	In July, we changed the in-store presentation and pricing strategy of our frame and lens options by “unbundling” the package prices so that pricing for frames and lenses are separately presented in the store. The new presentation is more clear, concise and customer-friendly and is similar to product and price presentation at optical stores managed by Wal-Mart. We believe this change has provided a small increase in average spectacle transaction value.

2.	We instituted a partnership initiative with our independent doctors which includes business discussions and goal setting with objectives toward improving the working relationship between the retail optical store and the doctor’s practice, as well as improving business results. This initiative is an ongoing process.

3.	We broadened and improved our offerings related to our fourth quarter contact lens and holiday programs.

During the first half of 2003, we will continue to implement changes and initiatives that, in the opinion of management, will have a favorable long-term impact on the operations and profitability of our existing host stores. Some of the anticipated changes and initiatives may be summarized as follows:

1.	New Frame Collection/Improved Price Points: We rolled out a new frame collection in January and February involving a change to 50% of the frames we carry. Through this process, we substantially reduced the number of frame vendors, consolidated certain price points and enhanced the presentation of the frames on the frame boards to make them more brand focused for the customer and easier to manage for our associates. As a result of this process, we expect to achieve an increase in gross profit margin as a percent of sales and an increase in average transaction value on frame sales.

2.	Improvements to Store-level Operations: During our annual sales meeting in January, we introduced new improvements in store operating procedures, which include:

(a)	A “code of excellence” for all associates with a new training regimen which requires skill practice sessions on a weekly basis;

(b)	A revised store compensation plan, which is simpler in concept but shorter in duration, with payouts every two weeks.

(c)	A revised approach to store personnel scheduling based on a pre-determined hours matrix targeting required coverage based on store sales volume;

(d)	Added technology at store level, on an as-needed basis to enhance performance, including computer upgrades, voice mail and new printers; and

(e)	Improved management training for district and region managers.

3.	Capitalizing on Managed Care Opportunities: During the first quarter of 2003, we neared completion of restructuring our approach to the managed care optical market segment. In 2002, managed care sales requiring reimbursement by plan payors represented approximately 11% of our domestic retail sales. Industry statistics indicate managed care sales are between 45% and 55% of optical industry sales (statistics exclude optometrist examination fees). The objective of these changes is to put ourselves in a better position to increase our share of sales in this market segment. We have engaged an outside consulting firm with strong retail experience to assist us in this process. Through this process, the Company has also consulted with Wal-Mart, with the goal to explore alternatives that would allow both companies to work together in servicing this market segment. The components of this revised approach to the managed care segment may be summarized as follows:

(a)	Increase plan participation and plan utilization, which will lead to greater sales growth;

(b)	Increase participation by our optometrists and improve the teamwork between the optometrists and the retail associates, which will lead to increased plan participation and plan utilization;

(c)	Develop faster, better, cheaper and easier in-store processes, which incorporate personal computer and web-based applications for eligibility verification and claims processing; this will enhance participation by our optometrists and lead to improved teamwork at the store level; and

(d)	Continue improvement to our back office processing environment to accommodate sales growth and to facilitate collections of reimbursement amounts from payors.

We view the managed care market as the best opportunity for enhanced sales growth in our existing retail store operations.

4.	Changes to Merchandising Presentation: During 2003, we will review all of our product offerings with an eye toward

(a)	improvement of product presentation;

(b)	enhancement of the pricing structure;

(c)	improvement in product margins;

(d)	simplification of associate presentation to customers; and

(e)	higher customer satisfaction.

As of the first quarter of 2003, we have completed the rollout of a new accessory collection that adds value to our customers purchasing eyewear. We plan to make changes to the contact lens inventories stocked in stores in June and July. In the second half of the year, we plan to test changes to our eyeglass lens offerings, as well.

5.	Improvements in Store Support: On an ongoing basis, we continue to review alternatives to improve the way our labs and distribution centers support our stores. We will continue to pursue such changes in this area if such changes represent an improvement in our efficiency and quality of store support. We are currently testing taking lensmaking labs out of the stores and providing more cost effective service from our central labs. We expect to test this in approximately 50 stores by the end of the second quarter.

We cannot provide any assurances as to whether these changes and initiatives will improve our operations or profitability.

We are also looking at new growth opportunities that are similar to our existing optical business and that allow for leveraging existing competencies, capacities and relationships. These growth opportunities represent new areas in which we do not currently have an operating business. In order to create new business opportunities, our strategic focus is to leverage existing strengths acquired in operating our host retail optical stores. The Company is considering the creation of a retail business with both a product and service component, consultation from a professional services expert and a store model within a host environment. We are considering options including health, wellness and beauty-related services, which require consultative selling, managed care, and medical competencies and customer support services similar to those required in the optical industry. As part of our efforts, we are working with Wal-Mart to investigate potential growth vehicles. We can provide no assurances, however, (a) that Wal-Mart or any other host operator will permit us to test new concepts in their stores, (b) that any such test will be successful, or (c) that we will be able to develop a profitable line of business arising out of any such test.

Under the indenture governing the Company’s senior notes, the Company can engage in businesses that are “the same, similar or reasonably related to” the businesses engaged in by the Company as of the date the Company emerged from bankruptcy. In the fourth quarter of 2002, certain holders of the Company’s senior notes (who also own a significant percentage of the Company’s common stock) notified the Company that on the basis of this limitation in the indenture, they objected to the Company’s engaging in lines of business outside of retail vision centers. The Company has engaged in discussions with these holders. We believe that, to date, the Company has complied with the provisions of the indenture, and the Company intends to continue to comply with these provisions. It is possible, however, that the indenture could prohibit the Company from engaging in business opportunities it is exploring or may explore in the future, or that there could be a dispute with those bondholders regarding the applicability of those provisions. These same holders have also objected to the Company’s repurchase of senior notes outside of the mandatory redemption provisions of the indenture. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

The Company is operating one hearing center inside one of our Wal-Mart vision centers. We believe that, consistent with our indenture, we may engage in this line of business.

In the fourth quarter, we initiated a review of the Company’s retail and support organizations, store and home office processes and the technology that supports both. As part of our review process, we have engaged an outside consulting firm to assist us. Our initial focus will be on our Wal-Mart vision centers in three areas: 1) optimizing store employee and doctor scheduling, 2) simplifying and improving the processing of managed care transactions at the store and in the retail support center, and 3) simplifying and improving the customer order and delivery process. We expect to begin implementing changes in processes, systems and possibly in staffing levels in 2003.

The outside consulting firm will also assist us in complying with new requirements under the Health Insurance Portability and Accountability Act (“HIPAA”). We will continue to incur expenses and make capital expenditures in 2003 in order to comply with these regulations.

LIQUIDITY AND CAPITAL RESOURCES

Our capital needs have been for operating expenses, capital expenditures, the repayment of principal on the Senior Subordinated Notes and interest expense. Our sources of capital have been cash flow from operations.

It is the Company’s intent to use excess cash for its ongoing operations, repurchase of notes, and repayment of principal on the Company’s outstanding debt. As of March 7, 2003, the Company’s remaining unused availability under its credit facility with Fleet, after being reduced for letter of credit requirements, has increased slightly to approximately $1.8 million from $1.7 million at December 28, 2002. At December 28, 2002, the Company had no borrowings under its credit facility, and had letters of credit of $4.4 million outstanding. The Company believes that cash generated from operations and funds available under the credit facility will be sufficient to satisfy its cash requirements through 2003.

The Company made a principal redemption payment on the Senior Subordinated Notes of approximately $2.9 million on February 28, 2003 to bond holders of record on February 13, 2003. The Company also made principal redemption payments of $4.2 million on August 28, 2002 and $1.6 million on February 28, 2002. These redemptions are based on the requirements of the indenture and are made at 100% of par. Each principal redemption payment is based on the results for the six-month period ending in June or December, respectively.

Subsequent to the issuance of the Company's 2001 financial statements, the Company's management determined that certain revisions to the 2001 financial statements were required. All 2001 information herein reflects the restated amounts. An effect of the restatement was to adjust the calculation of working capital under the indenture for purposes of determining the excess cash flow payment for the cumulative period from June 2, 2001 through December 28, 2002. The effect of this adjustment was to increase the cumulative payments of excess cash flow during this same period, by approximately $950,000. Our indenture expressly provides that, in the event of a restatement which affects a previously made excess cash flow payment, the next payment of excess cash flow otherwise due is appropriately adjusted so that the under or over payment is corrected. The Company accordingly expects that, subject to the minimum cash requirements and other provisions of the indenture, it will increase its next cash flow payment in August 2003 by approximately $950,000. The Company can provide no assurances that such a payment will in fact be made. (See Note 8 to the Consolidated Financial Statements.)

In addition, the Company made an interest payment of approximately $6.8 million from existing cash balances on September 27, 2002. The next scheduled interest payment of approximately $6.4 million was made on Friday, March 28, 2003.

During the third quarter of 2002, the Company’s Board of Directors authorized the Company to spend up to $3 million in cash to repurchase (in private, unsolicited transactions) the Company’s Senior Subordinated Notes, within a rolling twelve-month period. The initial twelve-month rolling period started in August 2002. These repurchases have been made on individually negotiated discounts to par. As of December 28, 2002, the Company had repurchased Notes with a face value of $4.5 million for $3.0 million in cash (which included $106,000 of accrued interest), resulting in a non-cash, extraordinary gain of $1.6 million.

Certain holders of the Company’s senior notes have objected to these repurchases at a discount. The Company has engaged in discussions with these holders and believes that it has the legal right to continue to repurchase the notes. The Board of Directors is evaluating various means of continuing these repurchases. The Company may seek to repurchase notes in private transactions or other means, including a broader offer to the holders, but can give no assurances as to whether such repurchases will take place or as to the timing, duration or amount of any such repurchases. Depending on the nature or amount of these transactions, the Company may need the consent of its commercial lender.

In 2001, we opened our 400th vision center in the domestic Wal-Mart environment, as provided for in our Wal-Mart master license agreement. In 2003, we do not expect to open additional vision centers in the domestic Wal-Mart environment.

During 2002, we converted 14 Wal-Mart vision centers to supercenters. In 2003, we expect to convert approximately 16 of our existing Wal-Mart vision centers to supercenters. Each supercenter conversion requires expenditures of approximately $60,000 to $80,000. The Company opened 5 vision centers in host environments other than domestic Wal-Mart during 2002.

Future Commitments

The table below sets forth the Company’s contractual obligations:

	Payments due by fiscal year

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt obligations						$109,706	$109,706
Operating lease obligations	$27,328	$20,900	$13,301	$7,406	$4,595	$7,414	$80,944
Purchase obligations	$300						$300

The Company’s senior subordinated debt agreement provides for semi-annual principal repayments based on the results of operations for the six-month periods ended in June and December.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. (For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements.)

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

Premium revenue is earned from HMO memberships and services. Revenue from premiums is recognized over the life of the policy as the related services are rendered.

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

Allowance for Uncollectible Receivables under Reimbursement Plans

Managed care accounts receivable are recorded net of contractual allowances and reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care plans or third-party administrators located throughout the United States. Approximately 11% of the Company net sales from ongoing businesses relate to products sold to customers that ultimately will be funded in full or in part through private insurance plans, third party insurance administration programs or government reimbursement programs such as Medicare and Medicaid. Failure by the Company to accurately file for reimbursement on a timely basis with these programs can have an adverse effect on the Company’s collection results which, in turn, will have an adverse effect on liquidity and profitability.

Estimates of our allowance for uncollectible receivables are based on our historical billing and collection experience. Changes in our billing and collection processes, changes in funding policies by insurance plans and changes in our sales mix within insurance plans may have a material effect on the amount and timing of our estimated expense requirements.

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

Fresh Start Accounting

In accounting for the effects of the reorganization, the Company adopted “fresh start” accounting principles as contained in the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 was applicable because pre-reorganization shareholders received none of the Company’s new common stock and the reorganization value of the assets of the Successor company was less than the total pre-petition liabilities allowed plus post-petition liabilities. SOP 90-7 also requires that, at the time of fresh start accounting, the Company early-adopt all accounting principles that will be required within the twelve months following fresh start accounting.

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

Valuation of Long-Lived and Intangible Assets

Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of the Company’s adoption of fresh start accounting in May 2001. This intangible asset, which has a value of $101.7 million at December 28, 2002, represents the value of the Company’s lease agreement with Wal-Mart and the business relationship therein created. In accordance with SFAS No. 142, this intangible is an amortizable asset because it has a finite useful life. However, the precise length of its life is not known due primarily to the Wal-Mart superstore conversions that automatically trigger extensions on the contractual life of the asset. Based on our projections, our best estimate of the useful life of this asset is 15 years. Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.

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

If we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected cash flow model. If the projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow method. Significant management judgment is required regarding the existence of impairment indicators as discussed above. Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Based on our review of our intangible and other long-lived assets as of December 28, 2002, no impairment was determined to exist.

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

The Company emerged from Chapter 11 Bankruptcy on May 31, 2001. As part of our plan of reorganization, the Company’s capital structure was highly leveraged with $120 million of senior subordinated notes providing for interest at 12% per annum. Before, during and after the bankruptcy process, the Company incurred significant net operating losses (“NOL”) that result in tax loss carry-forwards. A portion of these carry-forwards are subject to limitations under Section 382 of the Internal Revenue Code.

Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes. We have provided a full valuation allowance against this deferred tax asset because our high leverage will make it difficult for us to become profitable, and our historical high leverage substantially contributed to our failure to achieve profitability. We currently provide for income taxes only to the extent that we expect to pay cash taxes for current income.

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

Other Accounting Policies

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in selecting any available alternative, which would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods ending after December 15, 2002. As the Company has elected not to change to the fair value-based method of accounting for stock-based employee compensation, SFAS No. 148 will not have any impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other.” FIN 45 requires footnote disclosures of the guarantees or indemnification agreements a company issues. With certain exceptions, these agreements will also require a company to prospectively recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of the interim or annual periods ending after December 15, 2002. The Company does not anticipate that the adoption of FIN No. 45 will have a material impact on its consolidated financial position, results of operations, or cash flows. Additionally, adoption of FIN No. 45 had no impact on the Company’s 2002 financial statement footnote disclosures.

In September 2002, the FASB issued Emerging Issue Task Force (“EITF”) Issue 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” which addresses the accounting treatment for vendor allowances. In accordance with the adoption of EITF Issue 02-16 on December 29, 2002, the Company expects to record a charge for a cumulative effect of a change in accounting principle of between $300,000 and $500,000, in the first quarter of fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Beginning in fiscal 2003, as vision centers are closed, including lease expirations under the Wal-Mart master license agreement, any costs associated with the closure or disposal will be recorded at fair value when the liability is incurred. Adoption of this statement is required at the beginning of fiscal year 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.” One of the major changes of this statement is to change the accounting for the classification of gains and losses arising from the extinguishment of debt. Upon adoption of SFAS No. 145, the Company will follow APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of SFAS No. 5, “Accounting for Contingencies” shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company plans to adopt SFAS No. 145 in the beginning of fiscal 2003, which will result in future period gains or losses on extinguishment of debt being presented as other income versus as extraordinary items.

RISK FACTORS

This Form 10-K contains a number of statements about the future. It also contains statements which involve assumptions about the future. All these statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or belief concerning future events, including any statements regarding future sales levels, the continuation of historical trends, and the Company’s liquidity. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

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

As a result of the issuance of our notes, we are highly leveraged. The notes are subordinated to our credit facility. Assuming the issuance of all of our notes and after giving effect to the establishment of our credit facility, we had as of March 7, 2003:

•	total indebtedness of $107 million represented by the notes, and

•	total availability of $1.8 million under our credit facility, after letter of credit requirements.

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

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations under the notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds. Our failure to comply with the covenants in the indenture under which our notes were issued or our credit facility would result in an event of default which, if not cured or waived, could have a material adverse effect on us.

A substantial number of our vision centers are located in Wal-Mart stores. Our ability to continue to generate revenue depends on our continued relationship with Wal-Mart.

In connection with our emergence from Chapter 11 reorganization, we sold all of our free standing vision centers. We are substantially dependent on Wal-Mart and its affiliates for our current operations. The following chart shows, as of December 28, 2002, the number of our vision centers that are in Wal-Mart stores and the total number of our vision centers:

Category	Number

Total Vision Centers	518
Wal-Mart Locations	399
Wal-Mart de Mexico	37

In addition, vision centers located in Wal-Mart stores accounted for substantially all of the earnings before interest, taxes, depreciation and amortization of our vision centers for the fiscal year ended December 28, 2002. Vision centers in Wal-Mart stores rely largely on customer traffic generated by the Wal-Mart host store. Our agreement with Wal-Mart does not require Wal-Mart to maintain any existing Wal-Mart store or to open new ones.

Our agreement with Wal-Mart gives us the right to open at least 400 vision centers, including those already open. We have reached that number. Wal-Mart is under no obligation to provide us with additional vision center leases. However, our agreement with Wal-Mart also provides that, if Wal-Mart converts its own store to a “supercenter,” which is a store that contains a grocery department in addition to the traditional Wal-Mart store offering, and relocates our vision center as part of the conversion, the term of our lease begins again. We believe that Wal-Mart may in the future convert many of its stores and thereby cause many of our leases to start again. There were 14 conversions of Wal-Mart stores in which we run vision centers into “supercenters” in the year 2002, and 44 of these conversions prior to 2002. We have received no assurances from Wal-Mart as to how many of their locations will ultimately be converted.

Our agreement with Wal-Mart provides for a nine-year base term at each vision center that begins at opening and gives us a three-year extension option. Wal-Mart is under no obligation to provide us with any further extensions. Forty-four vision centers have base terms that expired in 2002 under our Wal-Mart agreement, substantially all of which have been extended, and another 52 have base terms that expire in 2003, which we have the option to extend. More base terms will expire in subsequent years. As each base term expires, we determine whether to exercise our three-year extension options for our Wal-Mart vision centers. We make those decisions based upon various factors, including, for example:

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

Our pursuit of other lines of business could be constrained by the terms of our indenture.

The indenture governing our senior notes limits our operations to those which are “the same, similar or reasonably related to the businesses in which” we were engaged as of the date we emerged from bankruptcy. We are in the process of opening several hearing aid centers in Wal-Mart stores. We are also investigating other concepts, such as wellness centers, which would offer various health products and services. Our indenture could limit our ability to pursue certain of these other lines of business that might otherwise be attractive to us. In addition, certain holders of our notes have objected to our engaging in these lines of business. Although we believe that we are in compliance with the indenture and intend to continue to comply with the indenture, we can give no assurance that these holders might not seek to declare a default arising out of our engaging in these lines of business.

Our financial performance may be adversely affected by sales recorded at vision centers scheduled to close under the Wal-Mart agreement.

We have observed sharp declines in sales levels as our vision centers come to the end of their lease term under the Wal-Mart agreement. In fiscal 2003, we expect to close approximately 36 vision centers under our Wal-Mart agreement. We expect to close approximately 41 vision centers in fiscal 2004 under the Wal-Mart agreement. In the months prior to their scheduled date of closure, these vision centers could record substantial sales declines. The extent of the sales declines, coupled with the number of vision centers nearing the end of their lease term, could have a negative impact on our sales and on our profitability.

We have recently made substantial changes to the inventory we carry and the vendors we use; we could, as a result, have a greater risk of write-offs of inventory and disruption to our retail operations.

We have recently changed our frame offering at our retail locations and have also substantially reduced the number of vendors from whom we buy our products. This change of product creates the risk of write-off of inventory which has become obsolete. In addition, the new flow of products within our system could create administrative problems which would disrupt our retail operations.

We may incur additional expenditures to replace older optometric equipment and thereby create additional pressure on liquidity.

Some of the optometric equipment in our vision centers is older and will need to be replaced. We may need to make significant cash expenditures to replace this equipment.

The military action in Iraq could have a negative impact on our operations, particularly those on military bases.

We have approximately 24 vision centers on military bases in the United States. The military action in Iraq could have a negative impact on these vision centers.

Our lack of growth could adversely affect our ability to make payments on our note, and the price of our common stock.

Average revenues in our Wal-Mart vision centers are approximately $540,000 per center per year. Average revenues in the other vision centers that we continue to own are less than $300,000 per center per year. The expiration of our leases with Wal-Mart will cause a reduction in our revenues, which we may not be able to replace with revenues generated by other vision centers.

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

In conjunction with our historical results from operations, emergence from Chapter 11 and the disposition of our free standing operations, we incurred significant net operating losses. These losses resulted in significant net operating loss carry-forwards. Our ability to utilize our net operating losses that were realized prior to our emergence from Chapter 11 is limited under Section 382 of the Internal Revenue Code of 1986. If our net operating losses realized after our emergence from Chapter 11 are subject to substantial limitation because of a future change of control of the company or for other reasons, our cash tax costs would increase and have an adverse effect on our ability to repay the notes. If, after such a change of control, we determined that we would be unable to utilize this tax asset, we could then be forced to write down the asset and record a charge against our financial results.

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

Our credit facility contains various restrictive covenants and requires us to maintain specified financial ratios and satisfy financial tests, such as:

•	minimum requirements of earnings before interest, taxes, depreciation and amortization in our credit facility of $19.6 million for the four fiscal quarters ending June 29, 2002 and for each four quarter period ending on the last day of each fiscal quarter for the remainder of the term of our credit facility, and

•	minimum fixed charge coverage ratios of 1.0 to 1.0.

Our ability to meet these financial ratios and tests may be affected by events beyond our control, and we cannot assure you we will meet these tests. In addition, our credit facility and our indenture limit our ability to take action with respect to:

•	capital expenditures,

•	investments,

•	indebtedness,

•	liens,

•	dividends,

•	loans,

•	prepayments of other indebtedness,

•	mergers, acquisitions or sales of assets,

•	changes in business activities (see “Risk Factors — Our pursuit of other lines of business could be constrained by the terms of our indenture”),

•	transactions with affiliates, and

•	issuance of equity.

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

We issued a total of 5,000,000 shares of our common stock and $120,000,000 aggregate principal amount of our notes to creditors pursuant to our plan of reorganization. As of the March 7, 2003, some of the shares of common stock and notes have been held in reserve for distribution to creditors upon the resolution of claims that we have disputed in the bankruptcy court. Although no issuances of securities other than pursuant to our plan of reorganization are currently contemplated (except grants of stock options or other stock awards pursuant to employee benefit plans that are in place) further issuances of our common stock and notes in the future could take place. These issuances could cause adverse changes in the trading prices of the common stock and the notes.

The holders of our common stock may exercise significant control over us.

Former holders of our old Senior Notes due 2005 held a large majority of our unsecured debt in bankruptcy, and thus are the initial holders of a majority of our common stock. If holders of significant numbers of shares of our common stock act as a group, these holders could be in a position to control the outcome of corporate actions requiring shareholder approval, including the election of directors. Certain of these holders have already objected to our repurchase of notes and our pursuit of other business opportunities.

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

Our common stock and our notes have all been issued but not distributed. Further distributions will be made pursuant to the bankruptcy plan as disputed claims are resolved. Distributions of our common stock and our notes to holders who decide to sell them immediately could cause sudden adverse changes in the trading prices of our common stock and our notes.

Our common stock may be delisted from The American Stock Exchange, referred to as the AMEX, if it does not maintain certain listing standards.

Our recent operating history, including our filing of and emergence from Chapter 11, has caused the price of our securities to be depressed. In addition, the general market for securities has been severely depressed in recent quarters. The price of our common stock has declined significantly since its original listing date. The rules of the AMEX allow the exchange to delist securities if the AMEX determines that a company’s securities fail to meet guidelines with respect to corporate net worth, public float, number of shareholders, the aggregate market value of shares, or price per share. In light of our recent operating history specifically, and the market conditions for stocks in general, we cannot assure purchasers of our common stock or notes that we will continue to meet the requirements of the AMEX. If we are unable to continue to satisfy these criteria, the AMEX may begin procedures to remove our common stock or notes from the exchange. If our common stock or notes are delisted, a trading market may no longer exist, and the ability of shareholders to buy and sell common stock or notes may be materially impaired.

We have received a letter from AMEX concerning our failure to timely file our reports under the securities laws, including this Form 10-K. The letter states that, if we are not current in our filings by June 10, 2003, the exchange may seek to delist or halt trading in our securities. Our Form 10-Q for the first quarter of 2003 has not been filed. Although we intend to file this Form in the near term, we cannot guarantee that we will file the Form 10-Q by June 10, 2003 and that AMEX will not seek to delist or halt trading in our securities.

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

Both federal and state governments extensively regulate the delivery of health care, including relationships among health care providers such as optometrists and eyewear providers like us. Many states prohibit business corporations from practicing medicine or controlling the medical judgments or decisions of physicians. States often also prohibit various financial arrangements, such as splitting fees with physicians. The legality of our relationships with opticians and independent optometrists has been and may be challenged from time to time. Regulations vary from state to state and are enforced by both courts and regulatory authorities, each with broad discretion. A ruling that we have violated these laws could, for example, result in:

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

The fraud and abuse provisions of the Social Security Act and anti-kickback laws and regulations adopted in many states prohibit soliciting, paying, receiving or offering any compensation for making, or causing someone to make, referrals of patients, items or services in some circumstances. The Social Security Act also imposes significant penalties for false or improper Medicare and Medicaid billings. Many states have adopted similar laws applicable to any payor of health care services. We must also comply with federal laws such as the Health Insurance Portability and Accountability Act of 1996 (which governs our participation in managed care programs) and the Food and Drug Administration Act (which regulates medical devices such as contact lenses). In addition, the Stark Self-Referral Law restricts referrals for Medicare or Medicaid covered services where the referring physician has a financial relationship with the service provider. In some cases, the rental of space constitutes a financial relationship under this law. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. Violations of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and in the case of federal laws, exclusion from the Medicare and Medicaid programs. These kinds of exclusions and penalties, if applied to us, could have a material adverse effect on our business, which could adversely affect the price of our common stock and our notes, and our ability to repay the notes.

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

A significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans. According to government projections, more medical beneficiaries who are significant consumers of eye care services will enroll in managed care organizations. Governmental and private third-party payors are trying to contain medical costs by:

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

Our Articles of Incorporation, By-Laws, Indenture, and shareholder rights agreement contain provisions that make it more difficult to effect a change in control of the company, which may adversely affect the price of our common stock.

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

The Indenture governing our senior notes provides that, upon a “Change of Control” (as defined), the Company is obligated to offer to repurchase all outstanding notes at par. A “Change of Control” is defined to include, among other things, the acquisition by a group of 50% or more of our common stock, and the election of a majority of directors who was not approved by a majority of the prior directors. Our shareholder rights agreement provides us with a defensive mechanism that decreases the risk that a hostile acquirer will attempt to take control of us without negotiating directly with our board of directors. It is meant to prevent an acquirer from gaining control of us by paying an inadequate price or by using coercive techniques. The shareholder rights agreement may discourage acquirers from attempting to purchase us, which may adversely affect the price of our common stock.

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

Due to our emergence from bankruptcy pursuant to our plan of reorganization, we implemented “fresh start” accounting as of June 2, 2001. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. As a result, the consolidated financial statements for our reorganized company starting on and going forward from June 2, 2001 will not be comparable to our consolidated financial statements for the periods prior to June 2, 2001. The change in our accounting principles may make it more difficult to compare our operations to prior periods.

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

Interest Rate Risk

The Company borrows long-term debt under our credit facility at variable interest rates. (See Note 8 to Consolidated Financial Statements.) We therefore incur the risk of increased interest costs if interest rates rise. At December 28, 2002, the Company had no outstanding borrowings under its credit facility. The Company’s interest cost under its Senior Notes is fixed at 12% through the expiration date of the Senior Notes, due 2009.

Foreign Currency Risk

The Company’s division in Mexico operates in a functional currency other than the U.S. dollar. The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized losses of $274,000 in 2002 and unrealized income of $144,000 in 2001. Historically, the Company has not attempted to hedge this equity risk.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company are included as a separate section of this Report commencing on page F-1.

ITEM  9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 15, 2002 the Board of Directors, upon the recommendation of the Audit Committee, dismissed its independent accountants, Arthur Andersen LLP, and appointed Deloitte & Touche LLP as its new independent accountant. This matter was previously reported on Form 8-K filed May 21, 2002.

PART III

ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Compensation of Directors

Non-employee directors of the Company receive an annual retainer of $45,000 and also receive medical and dental benefits. Non-employee directors are also eligible to participate in the restated Non-Employee Director Stock Option Plan. Under this stock option plan, non-employee directors are entitled to automatic grants of options to purchase 10,000 shares upon the date of each annual meeting of shareholders. (The non-employee directors as of the date the Company exited from bankruptcy proceedings each received an initial grant covering 15,000 shares.) All option grants are at exercise prices no less than the “fair market value” of a share of common stock on the date of grant. All options vest 50 percent on the second anniversary of the grant date and 25 percent on each of the third and fourth anniversaries of the grant date, or 100 percent upon the death of the director.

Information Concerning Directors

The following information is provided, as of April 3, 2003, regarding current directors and the nominees for election as directors:

Name	Age	Positions with the Company

Peter T. Socha	43	Chairman of the Board
B. Robert Floum	68	Director
James W. Krause	58	Director
Marc Nelson	42	Director
Jeffrey A. Snow	51	Director

Mr. Socha joined the Company in October 1999 as Senior Vice President, Strategic Planning. He served as Senior Vice President, Strategic Planning and Managed Care from February 2000 through June 2001. Prior to joining the Company, Mr. Socha worked as a consultant and served as Executive Vice President of COHR, Inc., from May 1998 to October 1998. He became a director in February 2000 and was elected as Chairman of the Board in May 2002. In March 2003, he became President and Chief Executive Officer of James River Coal Company, a firm engaged in the mining, processing, and sale of steam coal.

Mr. Floum became a director in June 2001. From March 2000 through January 2001, he was acting Chief Operating Officer of Stage Stores. He served as Chief Operating Officer of Jumbo Sports, a sporting goods company, from February 1998 through July 1999.

Mr. Krause joined the Company in April 1994 as President and Chief Executive Officer and a director. He was named Chairman of the Board in June 1995 and retired as an executive of the Company in January 2003.

Dr. Nelson is an optometrist licensed in New Jersey and Pennsylvania. Since 1992, he has been the president and sole shareholder of Nelson Eye Associates, P.C., which operates ten optometric clinics in retail optical locations owned by the Company.

Mr. Snow became a director in June 2001. He was President of Hi Fi Buys, Inc. from April 1982 through May 1997. He is currently Chairman of The Capital Network, LLC, a consulting firm.

Executive Officers

The following table sets forth, as of April 3, 2003, certain information regarding the executive officers of the Company:

Name	Age	Positions with the Company

Reade Fahs	42	President and Chief Executive Officer
Eduardo Egusquiza	50	Senior Vice President, Information Technology
Mitchell Goodman	49	Senior Vice President, General Counsel and Secretary
Paul Gross	39	Senior Vice President, Marketing, Frames Merchandising and New Ventures
Angus C. Morrison	46	Senior Vice President, Chief Financial Officer
Timothy W. Ranney	50	Vice President, Corporate Controller
J. Bruce Steffey	56	Senior Vice President, Retail Operations
Robert W. Stein	47	Senior Vice President, Human Resources and Professional Services

Mr. Fahs joined the Company in April 2002 as President and Chief Operating Officer. He was named Chief Executive Officer in January 2003. From October 1999 until joining the Company, he served first as Chief Executive Officer, then as Executive Director, of First Tuesday, a growth stage company based in the United Kingdom. From 1997 until 1999, he served as a Managing Director of Vision Express, an optical retail company also based in the United Kingdom. He served in various senior management capacities with LensCrafters from 1986 to 1996.

Mr. Egusquiza joined the Company in March 1998 as Senior Vice President, Information Technology.

Mr. Goodman joined the Company as General Counsel and Secretary in September 1992 and was named a Vice President in November 1993 and Senior Vice President in May 1998.

Mr. Gross joined the Company in August 2002. He served as Vice President for PC on Call LLC from August 2000 until shortly before joining the Company. From September 1991 until August 2000 he was employed by LensCrafters as Director of Marketing.

Mr. Morrison joined the Company in February 1995 as Vice President, Corporate Controller. He was appointed Senior Vice President, Chief Financial Officer and Treasurer in March 1998. He served as Treasurer until February 2000.

Mr. Ranney joined the Company in September 1998 and was named Vice President, Corporate Controller in October 1998. From 1991 until joining the Company, he was employed by CVS Corporation, where he served as Store Controller and then as Director of Financial Systems.

Mr. Steffey joined the Company in September 2002 as Senior Vice President Retail Operations. From March 1995 to January 2002 he was employed by Zale Corporation, where he served as Senior Vice President Store Operations.

Mr. Stein joined the Company as Director of Human Resources in May 1992. In January 1993, he was appointed Vice President, Human Resources, and was appointed Senior Vice President in 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than ten percent (10%) of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that, during 2002, its officers, directors and holders of more than ten percent (10%) of Common Stock complied with all Section 16(a) filing requirements, except that a Form 3 was not filed on a timely basis for S. Lynn Butler, the principal accounting officer of the Company. In addition, the Company believes that two ten percent shareholders, Deutsche Bank AG and U.S. Bancorp Investments, Inc., each did not file at least one Form 4 arising out of one or more transactions in our common stock. In making these statements, the Company has relied upon the written representations of its directors and officers and upon copies of reports furnished to the Company.

ITEM  11.    EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table discloses compensation received from the Company by the Company’s Chief Executive Officer, and the Company’s four most highly compensated officers other than the Chief Executive Officer (all such individuals, collectively, the “named executive officers”).

	Annual Compensation					Long-Term Compensation

						Awards		Payouts

				Other			Securities			All
Name				Annual		Restricted	Underlying			Other
And				Compen-		Stock	Options/	LTIP		Compen-
Principal	Fiscal	Salary	Bonus	sation		Award(s)	SARs	Payouts		sation
Position	Year	($)	($)	($)		($)	(#)	($)		($)

James W. Krause*	2002	364,000	57,000					52,000	(2)	395,000 (3)
Chairman of the Board	2001	375,000	100,000	217,000	(1)		45,000			20,000 (3)
and Chief Executive Officer	2000	375,000		113,000	(1)					20,000 (3)
Reade Fahs	2002	198,000	109,000	54,000	(4)	63,400 (5)	165,600	10,000	(6)
President and	2001
Chief Operating Officer	2000
Eduardo Egusquiza	2002	198,000	30,000					10,000	(6)
Senior Vice President	2001	193,000	91,000	112,000	(1)		9,000
Information Services	2000	188,000		58,000	(1)
Mitchell Goodman	2002	190,000	29,000	15,000	(1)			10,000	(6)
Senior Vice President,	2001	177,000	71,000	102,000	(1)		9,000
General Counsel and Secretary	2000	172,000		53,000	(1)
Angus C. Morrison	2002	191,000	29,000
Senior Vice President,	2001	184,000	66,000	98,000	(1)		9,000	10,000	(6)
Chief Financial Officer	2000	170,000		51,000	(1)
and Treasurer

(1)	Amounts payable pursuant to the Key Employee Retention Program approved during the Company’s Chapter 11 Case. For 2002 for Mr. Goodman, this amount represents a special one-time bonus.

(2)	Represents cash settlement of $50,000 and issuance of 5,000 shares for achievement of Company goals in first year under long-term incentive plan.

(3)	The Company has executed a “split dollar” insurance agreement with Mr. Krause. The annual premium (payable by the Company) is $20,000. The term life portion of this premium is $2,500; the non-term life portion is $17,500. For 2002, includes $375,000 representing amounts accrued under a severance agreement with Mr. Krause.

(4)	Reimbursement of relocation expenses.

(5)	Mr. Fahs was granted 84,400 shares of restricted stock on April 11, 2002. The shares vest in one-third increments on each anniversary of the date of grant. Dividends are payable on the restricted stock.

(6)	Represents cash settlement of $10,000 and issuance of 1,000 shares for achievement of Company goals in first year under long-term incentive plan.

*	Mr. Krause retired as Chief Executive Officer in 2003.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information on option grants to the named executive officers by the Company in 2002. In accordance with rules of the Commission, there are shown the hypothetical gains or “option spreads” that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.

					Potential Realizable
					Value at Assumed
	No. of	% of Total			Annual Rates of Stock
	Securities	Options/SARs			Price Appreciation
	Underlying	Granted to			for Option Terms($)(2)
	Options/SARs	Employees in	Exercise or	Expiration
	Granted	Fiscal Year(1)	Base Price($)	Date	5%	10%

Reade Fahs	165,600 (3)	90	0.75	04/11/12	78,000	199,000
Paul Gross	9,000 (3)	5	1.00	08/22/12	6,000	14,000
J. Bruce Steffey	9,000 (3)	5	.60	10/21/12	3,000	9,000

(1)	The Company granted options covering 183,600 shares to employees in 2002.

(2)	These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises and holdings of Common Stock are dependent on the future performance of Common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

(3)	Grant under the employee stock option plan. Option vests 33% on each of the first three anniversaries of the grant date, subject to (a) continued employment and (b) accelerated vesting upon a change of control. Expiration date is 10th anniversary of grant date.

FISCAL YEAR END OPTION VALUES

The following table provides information, as of April 3, 2003, regarding the number and value of options held by the named executive officers.

	No. of Securities Underlying		Value of Unexercised
	Unexercised Options at		In-the-Money Options
	Fiscal Year End		At Fiscal Year End ($)

	Exercisable	Unexercisable(1)	Exercisable	Unexercisable

James W. Krause	11,250	33,750	4,000	12,000
Reade Fahs	0	165,600	0	61,000
Eduardo Egusquiza	2,250	6,750	1,000	2,000
Mitchell Goodman	2,250	6,750	1,000	2,000
Angus C. Morrison	2,250	6,750	1,000	2,000

(1)	Shares represented were not exercisable as of December 28, 2002, and future exercisability is subject to the executive’s remaining employed by the Company for up to seven years from grant date of options.

LONG-TERM INCENTIVE PLANS — AWARDS IN LAST FISCAL YEAR

Estimated Future Payouts Under
	Number Of	Performance Or	Non-Stock Price-Based Plans (3)
	Shares, Units Or	Other Period
	Other Rights	Until Maturation	Threshold	Target	Maximum
Name	(#) (1)	Or Payout	(#)	(#)	(#)

Reade Fahs	(1)	(2)	1,500	6,000	12,000

(1)	In 2002, the Compensation Committee approved an award of units of Performance Shares. The actual number of Performance Shares issued will depend on operating earnings of the Company (defined as earnings before interest, taxes, depreciation and amortization) over the performance periods, as reflected under “Estimated Future Payouts Under Non-Stock Price-Based Plans” in the chart above.

(2)	There are three performance periods under the terms of the awards: fiscal 2002, fiscal 2002-2003, and fiscal 2002-2004. At the end of each performance period, the Company will determine its operating earnings and will issue units of Performance Shares accordingly. Under the terms of the awards, a shortfall in operating earnings in an early fiscal period can be overcome by operating earnings in a subsequent fiscal period.

(3)	Reflects number of units issuable over the three-year performance period. Smaller number of units can be issued depending on results during the first two fiscal periods. Two-thirds of units will be paid in cash and one-third in shares. Units payable in cash will be paid at the greater of $5.00 per unit or the closing trading price of Common Stock as of the last day of the performance period.

Change in Control Arrangements

There are agreements between the Company and the named executive officers which provide severance benefits in the event of termination of employment under certain circumstances following a change in control of the Company (as defined). The circumstances are termination by the Company (other than because of death or disability commencing prior to a threatened change in control (as defined), or for cause (as defined) ), or by an officer as the result of a voluntary termination (as defined). Following any such termination, in addition to compensation and benefits already earned, the officer will be entitled to receive a lump sum severance payment equal to up to three times the officer’s annual rate of base salary.

Cause for termination by the Company is the: (i) commission of any act that constitutes, on the part of the officer, (a) fraud, dishonesty, gross negligence, or willful misconduct and (b) that directly results in material injury to the Company, or (ii) officer’s material breach of the agreement, or (iii) officer’s conviction of a felony or crime involving moral turpitude.

Circumstances that would entitle the officer to terminate as a result of voluntary termination following a change in control include, among other things: (i) the assignment to the officer of any duties inconsistent with the officer’s title and status in effect prior to the change in control or threatened change in control; (ii) a reduction by the Company of the officer’s base salary; (iii) the Company’s requiring the officer to be based anywhere other than the Company’s principal executive offices; (iv) the failure by the Company, without the officer’s consent, to pay to the officer any portion of the officer’s then current compensation; (v) the failure by the Company to continue in effect any material compensation plan in which the officer participates immediately prior to the change in control or threatened change in control; or (vi) the failure by the Company to continue to provide the officer with benefits substantially similar to those enjoyed by the officer under any of the Company’s life insurance, medical, or other plans. The term of each agreement is for a rolling three years unless the Company gives notice that it does not wish to extend such term, in which case the term of the agreement would expire three years from the date of the notice.

The plan of reorganization approved in the Company’s Chapter 11 case also provides for severance of one year for any of the executive officers upon termination without cause. The Company has modified this severance plan to provide for payment of the severance over one year and for payment to the executive following termination of the executive because of (i) a significant, adverse change in the executive’s employment responsibilities; (ii) a reduction in the executive’s base salary; (iii) relocation of more than 50 miles from the Company’s office; or (iv) the failure of the Company to pay current compensation. Payments under the severance plan are to be netted against any payments under the change in control agreement.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

Messrs. Floum, Snow, and Nelson served as members of the Compensation Committee in 2002.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of Securities		under equity
	to be issued upon	Weighted-average	compensation plan
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	539,450 (2)	$0.58	276,150 (3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	A total of 720,000 shares, inclusive of options previously granted, are reserved for issuance under the Company’s Restated Stock Option and Incentive Award Plan (the “Employee Plan”) and 180,000 shares, inclusive of options previously granted, are reserved for issuance under the Company’s Restated Non-Employee Director Stock Option Plan (the “Directors Plan”).

(2)	Options covering 454,450 shares of common stock have been issued under the Employee Plan and options covering 85,000 shares of common stock have been issued under the Directors Plan.

(3)	The Company awarded its President 84,400 shares of restricted stock under the Employee Plan in April 2002. The Company has also awarded 13,200 performance shares of common stock under the Employee Plan. For determining the number of shares available for future issuance, 26,268 number of shares were deducted in accordance with the Employee Plan as of December 28, 2002.

The Company is not aware of any person who, on April 3, 2003, was the beneficial owner of five percent (5%) or more of outstanding shares of Common Stock, except as set forth below.

	Amount and Nature of	Percent
	Beneficial Ownership	of Class

Deutsche Bank AG(a)	700,421	13.8
Northeast Investors Trust(b)	349,784	6.9
American Express Financial Corporation(c)	292,419	5.8

(a)	This information is derived solely from a Schedule 13G filed on February 12, 2003. The address of this shareholder is Taunusanlage 12, D-60325, Frankfurt am Main, Federal Republic of Germany.

(b)	This information is derived solely from a Schedule 13G filed on February 11, 2003. The address of this shareholder is 50 Congress Street, Boston, Massachusetts 02109.

(c)	This information is derived solely from a Schedule 13G filed on February 13, 2003. The address of this shareholder is 200 AXP Financial Center, Minneapolis, Minnesota 55474.

The following table sets forth information, as of April 3, 2003, concerning beneficial ownership by all directors, by each of the executive officers named in the Summary Compensation Table below, and by all directors and executive officers as a group.

			Percent of
	Number of Shares		Outstanding
Name and Address of Beneficial Owner (1)	Beneficially Owner		Common Stock

Reade Fahs	140,600	(a)	2.7
Jeffrey A. Snow	50,000		*
Peter T. Socha	30,000		*
B. Robert Floum	7,500		*
James W. Krause	5,688		*
Angus C. Morrison	3,584	(b)	*
Mitchell Goodman	3,397	(b)	*
Eduardo A. Egusquiza	3,250	(b)	*
Paul Gross	3,000		*
Marc Nelson	1,500		*
J. Bruce Steffey	0		*
All directors and executive officers as a group (thirteen persons)	254,365		5

*	Represents less than one percent of the outstanding Common Stock.

(1)	The address of the persons named is 296 Grayson Highway, Lawrenceville, GA 30045.

(a)	Includes 55,200 shares that Mr. Fahs will have the right to acquire under the employee stock option plan of the Company in April 2003.

(b)	Includes 2,250 shares that this individual has the right to acquire under the employee stock option plan of the Company.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company made rent payments of approximately $80,000 for the St. Cloud laboratory/distribution facility, which is owned by Myrel Neumann, a former director of the Company.

In 2002, Nelson Eye Associates, P.C., which is wholly owned by Marc Nelson, paid the Company approximately $300,000 in occupancy fees related to the sub-occupancy of ten retail optical locations owned by the Company.

ITEM  14.    CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation. Subsequent to the evaluation date, the Company was advised by its independent auditors that they had identified certain deficiencies in the Company’s controls and procedures over accounting for vendor allowances and discounts. Management has discussed these deficiencies with the audit committee and expects to take immediate corrective action to remedy these deficiencies. Other than described above, there were no other significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ITEM  15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) and (2) The Consolidated Financial Statements and Schedule of the Company and its subsidiaries are filed as a separate section of this Report commencing on page F-1.

(3)  We have filed or incorporated by reference the following exhibits:

Exhibit
Number		Description

2.1	–	First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries, dated April 13, 2001, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 1, 2001.

2.2	–	Modification to First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and Certain of its Debtor Subsidiaries and First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, Filed by Frame-n-Lens Optical, Inc.; Midwest Vision, Inc.; New West Eyeworks, Inc., and Certain of their Debtor Subsidiaries, dated May 17, 2001, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 1, 2001.

3.1	–	Amended and Restated Articles of Incorporation of the Company, dated April 8, 1992, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on August 9, 2001.

3.2	–	Amended and Restated By-Laws of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

4.1	–	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on August 9, 2001.

4.2	–	Rights Agreement dated as of January 17, 1997 between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

4.3	–	Amendment to Rights Agreement, dated as of March 1, 1998, between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on March 24, 1998.

*4.4	–	Indenture, dated as of June 15, 2001, between the Company and State Street Bank and Trust Company, as trustee.

4.5	–	First Amendment of Indenture, dated as of July 6, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on August 9, 2001.

4.6	–	Registration Rights Agreement, dated as of May 31, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.8 to the Company’s Amendment to Quarterly Report on Form 10-Q/A filed with the Commission on August 22, 2001.

4.7	–	Amendment to Registration Rights Agreement, dated as of August 7, 2001, among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.9 to the Company’s Amendment to Quarterly Report on Form 10-Q/A filed with the Commission on August 22, 2001.

4.8	–	Lock-Up Agreement, dated May 31, 2001, between Scudder High Yield Series – Scudder High Yield Fund and the Company, incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K for fiscal 2001.

4.9	–	Lock-Up Agreement, dated May 31, 2001, between U.S. Bancorp Investments, Inc. and the Company, incorporated by reference to Exhibit 4.9 to the Company’s Form 10-K for fiscal 2001.

4.10	–	Second Amendment of Indenture, dated as of December 7, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.10 to the Company’s Form 10-K for fiscal 2001.

10.1	–	Vision Center Master License Agreement, dated as of June 16, 1994, by and between Wal-Mart Stores, Inc. and the Company, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 1994, Commission File No. 0-20001. [Portions of Exhibit 10.1 have been omitted pursuant to an order for confidential treatment granted by the Commission. The omitted portions have been filed separately with the Commission.]

10.2	–	Sublease Agreement, dated December 16, 1991, by and between Wal-Mart Stores, Inc. and the Company, incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

10.3	–	Agreement dated as of November 23, 1995 by and between Mexican Vision Associates Operadora, S. de R.L. de C.V. and Wal-Mart de Mexico, S.A. de C.V. in original Spanish and an uncertified English translation, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 30, 1995, Commission File No. 0-20001. [Portions of Exhibit 10.6 have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed separately with the Commission.]

++10.4	–	Restated Stock Option and Incentive Award Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 29, 1996, Commission File No. 0-20001.

++10.5	–	First Amendment to Restated Stock Option and Incentive Award Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 29, 1997, Commission File No. 0-20001.

++10.6	–	Restated Non-Employee Director Stock Option Plan, incorporated by reference to the Company’s Form 10-Q filed on June 28, 1997, Commission File No. 0-20001.

++10.7	–	Form Restricted Stock Award, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 29, 1997, Commission File No. 0-20001.

++10.8	–	Restricted Stock Award made as of April 11, 2002 by the Company to L. Reade Fahs, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 29, 2002.

++ 10.9	–	Form Performance Share Award Agreement, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 29, 2002.

++10.10	–	Form Stock Option 2001 Grant for Employees, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 29, 2002.

++10.11	–	Form Change in Control Agreement, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 30, 2000.

10.12	–	Form indemnification agreement for directors and executive officers of the Company, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

++ 10.13	–	Split Dollar Life Insurance Agreement, dated as of November 3, 1994, among the Company, A. Kimbrough Davis, as Trustee, and James W. Krause, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-20001.

++10.14	–	Level IV Management Incentive Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-20001.

++10.15	–	Executive Relocation Policy, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 30, 1996, Commission File No. 0-20001.

10.16	–	Loan and Security Agreement dated as of May 30, 2001, between the Company and Fleet Capital Corporation, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

10.17	–	Letter Agreement dated June 30, 2002 between the Company and Fleet Capital Corporation, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 28, 2002.

*++10.18	–	Agreement and General Release dated as of December 27, 2002, between the Company and James W. Krause.

*21	–	Subsidiaries of the Registrant.

*23.1	–	Consent by Deloitte & Touche LLP.

*23.2	–	Notice Regarding Consent of Arthur Andersen LLP.

*99.1	–	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-K.

++	Management contract or compensatory plan or arrangement in which a director or named executive officer participates.

(b)	The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:

Date of Report	Item Reported	Financial Statements Filed

October 21, 2002	Item 5	none

NATIONAL VISION, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
FOR THE YEAR ENDED DECEMBER 28, 2002,
THE SEVEN MONTHS ENDED DECEMBER 29, 2001,
THE FIVE MONTHS ENDED JUNE 2, 2001, AND
FOR THE YEAR ENDED DECEMBER 30, 2000
TOGETHER WITH AUDITORS’ REPORTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1 and to Item 14(a)2, respectively.

Page

Independent Auditors’ Reports	F-2
Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001	F-4
Consolidated Statements of Operations for the Year Ended December 28, 2002, the Seven Months Ended December 29, 2001, the Five Months Ended June 2, 2001, and the Year Ended December 30, 2000	F-5
Consolidated Statements of Shareholders’ Equity/(Deficit) for the Year Ended December 28, 2002, the Seven Months Ended December 29, 2001, the Five Months Ended June 2, 2001, and the Year Ended December 30, 2000
F-6
Consolidated Statements of Cash Flows for the Year Ended December 28, 2002, the Seven Months Ended December 29, 2001, the Five Months Ended June 2, 2001, and the Year Ended December 30, 2000	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II, Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the notes to consolidated financial statements and, therefore, have been omitted.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
National Vision, Inc.
Lawrenceville, Georgia

We have audited the accompanying consolidated balance sheets of National Vision, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001 (Successor Company balance sheets) and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 28, 2002 (Successor Company operations), the seven months ended December 29, 2001 (Successor Company operations), and the five months ended June 2, 2001 (Predecessor Company operations). Our audits also included the 2002 and 2001 financial statement schedules listed in the Index at page F-1. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2002 and 2001 financial statements and 2002 and 2001 financial statement schedules based on our audits. The financial statements and financial statement schedule as of December 30, 2000 (Predecessor Company balance sheet) and for the one-year period then ended (Predecessor Company operations) were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements (which included an explanatory paragraph for the Predecessor Company’s emergence from Chapter 11 bankruptcy and adoption of fresh start accounting in accordance with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code”), and stated that such 2000 financial statement schedule, when considered in relation to the 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 25, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of National Vision, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the year ended December 28, 2002 and the period from June 3, 2001 to December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the Predecessor Company’s results of their operations and their cash flows for the period December 31, 2000 to June 2, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 29, 2003

The following is a copy of the previously issued report of Arthur Andersen LLP, which has ceased operations and which report has not been reissued in connection with this Form 10-K, on the consolidated balance sheets of National Vision, Inc. and subsidiaries at December 29, 2001 and December 30, 2000 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the seven months ended December 29, 2001 (successor company), the five months ended June 2, 2001 (predecessor company), and for the years ended December 30, 2000 and January 1, 2000 (predecessor company). Arthur Andersen LLP reported on such financial statements prior to the restatement on the 2001 financial statements.

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

As discussed in Note 4, effective May 31, 2001, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court for the Northern District of Georgia and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for periods subsequent to the reorganization are not comparable to the consolidated financial statements presented for prior periods.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 25, 2002

NATIONAL VISION, INC.
CONSOLIDATED BALANCE SHEETS
December 28, 2002 and December 29, 2001
(In thousands, except share information)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,020	$9,846
Accounts receivable (net of allowance: 2002 - $1,031; 2001 - $2,377)	2,164	3,908
Inventories	17,928	18,621
Other current assets	979	583
Deferred income tax asset	975	3,681

Total current assets	31,066	36,639

PROPERTY AND EQUIPMENT:
Equipment	19,876	17,049
Furniture and fixtures	7,833	6,878
Leasehold improvements	6,709	6,008
Construction in progress	1,360	1,061

	35,778	30,996
Less accumulated depreciation	(17,786)	(6,996)

Net property and equipment	17,992	24,000

OTHER ASSETS AND DEFERRED COSTS
(net of accumulated amortization: 2002 - $658; 2001 - $259)	1,004	1,332
INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization: 2002 - $11,934; 2001 - $4,360)	100,960	109,246

	$151,022	$171,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,445	$3,935
Accrued expenses and other current liabilities	24,067	24,712
Current portion of long-term debt	3,824	1,597

Total current liabilities	31,336	30,244

DEFERRED INCOME TAX LIABILITY	975	3,296
SENIOR SUBORDINATED NOTES	105,882	118,403
COMMITMENTS AND CONTINGENCIES (Note 10)		—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized, 5,084,400 and 5,000,000 shares issued and outstanding at December 28,2002 and December 29, 2001, respectively	50	50
Additional paid-in capital	25,097	24,940
Deferred stock compensation	(124)	—
Retained deficit	(12,064)	(5,860)
Accumulated other comprehensive income/(loss)	(130)	144

Total shareholders’ equity	12,829	19,274

	$151,022	$171,217

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 28, 2002,
the seven months ended December 29, 2001,
the five months ended June 2, 2001, and for
the year ended December 30, 2000
(In thousands, except per share information)

	Successor		Predecessor

		Seven Months	Five Months
	Year Ended	ended	ended	Year Ended
	December 28, 2002	December 29, 2001	June 2, 2001	December 30, 2000

Retail sales, net	$244,860	$135,543	$120,557	$307,694
Premium revenue	2,160	—	—	—

Net sales	247,020	135,543	120,557	307,694
Cost of goods sold	112,446	61,488	57,404	143,458

Gross profit	134,574	74,055	63,153	164,236
Selling, general & administrative expense	128,715	71,526	68,377	166,364
Impairment of long-lived assets	–	–	–	2,684
Restructuring expense	–	–	–	1,601

Operating income/(loss)	5,859	2,529	(5,224)	(6,413)
Interest expense, net	13,629	8,389	1,150	7,723

Loss before reorganization items, taxes, extraordinary item and cumulative effect of a change in accounting principle	(7,770)	(5,860)	(6,374)	(14,136)
Reorganization expense/(gain)	–	–	(102,515)	121,539

Earnings/(loss) before taxes, extraordinary item and cumulative effect of a change in accounting principle	(7,770)	(5,860)	96,141	(135,675)
Income taxes	–	–	–	–

Net earnings/(loss) before extraordinary item and cumulative effect of a change in accounting principle	(7,770)	(5,860)	96,141	(135,675)
Extraordinary gain/(loss), net	1,566	–	17,182	(827)
Cumulative effect of a change in accounting principle	–	–	–	(3,378)

Net earnings/(loss)	$(6,204)	$(5,860)	$113,323	$(139,880)

Basic and diluted earnings/(loss) per share:
Earnings/(loss) before extraordinary item and cumulative effect	$(1.55)	$(1.17)	$4.54	$(6.41)
Extraordinary gain/(loss), net	0.31	–	0.81	(0.04)
Cumulative effect, net	–	–	–	(0.16)

Net earnings/(loss) per share	$(1.24)	$(1.17)	$5.35	$(6.61)

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
For the year ended December 28, 2002, the seven months ended December 29, 2001, the five months ended June 2, 2001, and for
the year ended December 30, 2000
(In thousands, except share information)

						Accumulated
	Common Stock		Additional		Retained	Other
			Paid-in	Deferred	Earnings/	Comprehensive	Comprehensive
	Shares	Amount	Capital	Compensation	(Deficit)	Income/(loss)	Income	Total

Predecessor Company:
Balance, January 1, 2000	21,179,103	$211	$47,387	$	$(16,968)	$(4,073)		$26,557
Cancellation of shares	(10,000)
Net loss					(139,880)		$(139,880)	$(139,880)

Comprehensive income							$(139,880)

BALANCE, December 30, 2000	21,169,103	$211	$47,387	$—	$(156,848)	$(4,073)		$(113,323)

Net income through June 2, 2001					113,323		$113,323	113,323

Comprehensive income							$113,323

Elimination of prior equity	(21,169,103)	(211)	(47,387)		43,525	4,073		—

BALANCE, June 2, 2001	—	$—	$—	$—	$—	$—		$—

Successor Company:
Distribution of new common shares - June 2, 2001	5,000,000	$50	$24,950	$—	$—	$—		$25,000
Stock issuance costs			(10)					(10)
Net loss, June 3 through December 29, 2001					(5,860)		$(5,860)	(5,860)
Cumulative translation adjustment						144	144	144

Comprehensive income							$(5,716)

BALANCE, December 29, 2001	5,000,000	$50	$24,940	$—	$(5,860)	$144		$19,274

Net loss					(6,204)		$(6,204)	(6,204)
Cumulative translation adjustment						(274)	(274)	(274)

Comprehensive income							$(6,478)

Restricted stock awards	84,400		157	(157)
Amortization of deferred compensation- restricted stock				33				33

BALANCE, December 28, 2002	5,084,400	$50	$25,097	$(124)	$(12,064)	$(130)		$12,829

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended December 28, 2002, the seven months ended December 29, 2001, the five months ended June 2, 2001, and for
the year ended December 30, 2000
(In thousands)

	Successor		Predecessor

		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 28, 2002	December 29, 2001	June 2, 2001	December 30, 2000

Cash flow from operating activities:
Net income/(loss)	$(6,204)	$(5,860)	$113,323	$(139,880)
Adjustments to reconcile cash to net income/(loss):
Depreciation & amortization	18,999	11,425	4,808	17,526
Impairment of long-lived assets	—	—	—	2,684
Restructuring reserve	—	—	—	1,601
Reorganization items	—	—	11,748	121,539
Cumulative effect	—	—	—	3,378
Fresh start adjustments	—	—	(114,263)	—
Extraordinary item	(1,566)	—	(17,182)	827
Other	627	256	(259)	1,181
Changes in operating assets & liabilities
Accounts receivable	1,744	636	5,177	(1,480)
Inventories	693	1,245	4,083	5,026
Other current assets	396	142	597	1,171
Accounts payable	(490)	2,187	1,210	9,351
Accrued expenses and other current liabilities	(1,075)	(5,218)	322	(4,335)

Total adjustments	19,328	10,673	(103,759)	158,469

Net cash provided by operating activities	13,124	4,813	9,564	18,589

Cash flow from investing activities:
Proceeds from sale of property & equipment	—	—	5,656	—
Purchase of property & equipment	(5,209)	(2,750)	(2,084)	(5,379)

Net cash (used in)/provided by investing activities	(5,209)	(2,750)	3,572	(5,379)

Cash flow from financing activities:
Advances on revolver	7,378	112,855	125,063	305,751
Payments on revolver	(7,378)	(115,855)	(134,975)	(312,132)
Principal payments on subordinated debt	(5,797)	—	—	—
Repurchases of subordinated debt	(2,932)	—	—	—
Deferred financing costs	—	(286)	(125)	(715)
Stock issuance costs	—	(10)	—	—
Principal payments on other long-term debt	(12)	(86)	—	(934)

Net cash (used in) financing activities	(8,741)	(3,382)	(10,037)	(8,030)

Net increase/(decrease) in cash	(826)	(1,319)	3,099	5,180
Cash, beginning of period	9,846	11,165	8,066	2,886

Cash, end of period	$9,020	$9,846	$11,165	$8,066

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL VISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND OPERATIONS

National Vision, Inc. formerly known as Vista Eyecare, Inc. (the Company) is engaged in the retail sale of optical goods and services. The Company is largely dependent on Wal-Mart Stores, Inc. (Wal-Mart) for continued operation of vision centers which generate a significant portion of the Company’s revenues. (See Note 6 — “Wal-Mart Master License Agreement and Other Agreements”.)

The Company emerged from Chapter 11 on May 31, 2001 and adopted “fresh start” accounting. (See Note 4 — “Bankruptcy Proceedings and Fresh Start Adjustments”.)

2.     SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a 52/53 week retail calendar with the fiscal year ending on the Saturday closest to December 31. Pursuant to such calendar, financial information for fiscal 2002, 2001, and 2000 is presented for the respective 52-week periods. Due to various statutory and other considerations, international operations do not operate on this 52/53 week calendar. To allow for more timely consolidation and reporting, international operations (approximately 2% of net revenues) are reported using a twelve-month fiscal year ending November 30.

Fresh Start Accounting

Upon emergence from bankruptcy, the Company adopted “fresh start” accounting in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”). As a result, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after emergence are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements of the pre-confirmation company (the “Predecessor”). A black line has been drawn in the financial statements to distinguish Predecessor and Successor Company results. (See Note 4 – “Bankruptcy Proceedings and Fresh Start Adjustments.”) SOP 90-7 also requires that, at the time of fresh start accounting, the Company early-adopt all accounting principles that will be required within the twelve months following fresh start accounting.

The Company’s plan of reorganization in the Chapter 11 Cases provides that, as claims of creditors are resolved, the Company will make periodic distributions of its new common stock and notes. As of December 28, 2002, the Company has made nine such distributions, for a total of approximately 4,348,000 shares of new common stock and approximately $104.5 million face amount of new notes. The balance of approximately 652,000 shares of new common stock and approximately $15.5 million face amount of new notes are part of a disputed claim reserve and will be distributed as and when disputed claims are resolved. The common stock and senior notes remaining in the disputed claim reserve are considered issued and outstanding for accounting purposes. Interest expense on the senior notes remaining in the claim reserve are accrued for and paid to the trustee for ultimate distribution to claimholders when disputed claims are resolved.

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

Premium revenue is earned from HMO memberships and services. Revenue from premiums is recognized over the life of the policy as the related services are rendered.

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

In August 2001, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standards, (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and amends APB Opinion No. 51, “Consolidated Financial Statements.” SFAS No. 144 retains many of the requirements of SFAS No. 121 and the basic provisions of APB Opinion No. 30; however, it establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 upon implementation of fresh start accounting as required by SOP 90-7. Management reviewed the Company’s long-lived assets and has determined that there are no assets requiring impairment loss recognition as of December 28, 2002.

Balance Sheet Financial Instruments: Fair Values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments.

The fair value of the Company’s long-term debt is determined using the closing price on the most recent trade date prior to December 28, 2002 on the American Stock Exchange.

	Carrying Value	Fair Value

Long-term debt	$105,882	$53,805

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the large number of individuals and entities comprising the Company’s customer base.

Intangible Value of Contractual Rights

The Company’s most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of the Company’s adoption of “fresh start” accounting in May 2001. This intangible asset, which has a gross carrying amount of $113.6 million and accumulated amortization of $12.0 million at December 28, 2002, represents the value of the Company’s lease agreement with Wal-Mart and the business relationship therein created. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” this intangible is an amortizable asset because it has a finite useful life. However, the precise length of its life is not known due primarily to the Wal-Mart superstore conversions that automatically trigger extensions on the contractual life of the asset. Based on our projections, our best estimate of the useful life of this asset is 15 years. Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, the Company amortizes this asset using the straight-line method.

Amortization expense on the Intangible Value of Contractual Rights was $7.6 million for the year ended December 28, 2002 and $4.4 million for the seven months ended December 29, 2001. Future amortization expense for each of the five succeeding years is as follows:

2003	$7,454
2004	$7,526
2005	$7,526
2006	$7,526
2007	$7,526

As described in Note 4, the Company emerged from bankruptcy on June 2, 2001. In December 2002, the Company realized net income tax benefits of $712,000 generated by the predecessor company. In accordance with the provisions of SOP 90-7, these net benefits have been recorded as a reduction in the value of the Intangible Value of Contractual Rights.

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

If we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on an undiscounted projected cash flow model. If the projected undiscounted cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow method. Significant management judgment is required regarding the existence of impairment indicators as discussed above. Based on our review of our intangible and other long-lived assets as of December 28, 2002, no impairment of these assets was determined to exist.

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

In accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” a valuation allowance is recorded against any net deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the size of the NOL carry-forward in relation to our history of unprofitable operations and the continuing uncertainties surrounding the profitability of our ongoing retail businesses, we provide a full valuation allowance for the net deferred tax asset. We currently provide for income tax only to the extent that we expect to pay taxes.

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

Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 2002, 2001, and 2000 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share information):

	Successor		Predecessor

		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 28, 2002	December 29, 2001	June 2, 2001	December 30, 2000

As reported:
Net earnings/(loss)	$(6,204)	$(5,860)	$113,323	$(139,880)

Pro Forma:
Compensation expense	$53	$4	$(4,312)	$1,912

Pro Forma:
Net earnings /(loss)	$(6,257)	$(5,864)	$117,635	$(141,792)

As reported:
Earnings/(loss) per share	$(1.24)	$(1.17)	$5.35	$(6.61)
Pro forma compensation expense per share	(0.01)	—	0.21	(0.09)

Pro forma earnings/(loss) per share	$(1.25)	$(1.17)	$5.56	$(6.70)

Basic and diluted earnings per share are the same for each period presented.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	Successor		Predecessor

		Seven Months	Five Months
	Year Ended	Ended	Ended		Year Ended
	December 28, 2002	December 29, 2001	June 2, 2001		December 30, 2000

Dividend yield	0.00%	0.00%	(a	)	0.00%
Expected volatility	172%	217%	(a	)	142%
Risk free interest rates	3.0%	4.50%	(a	)	5.1%
Expected lives (years)	3.4	6.7	(a	)	5.0

     (a) No options were granted during this period.

Other Assets and Deferred Costs

Other assets and deferred costs include capitalized financing costs which are being amortized using a method that approximates the effective interest yield method over periods from one to seven years to correspond with the terms of the underlying debt. In addition, certain capitalized assets resulting from contractual obligations are included and are being amortized over periods of up to five years.

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

Advertising and Promotion Expense

Production costs of future media advertising and related promotion campaigns are deferred until the advertising events occur. All other advertising and promotion costs are expensed over the course of the year in which they are incurred. Advertising expense, net of cooperative advertising credits, for the year ended December 28, 2002, the seven months ended December 29, 2001, the five months ended June 2, 2001, and the year ended December 30, 2000 was approximately $3.2 million, $2.8 million, $3.6 million and $12.2 million, respectively.

Interest Expense, Net

Interest expense includes interest on debt and capital lease obligations, purchase discounts on invoice payments, the amortization of finance fees, and the amortization of the discount on the subordinated debt.

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of our foreign operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation gains or losses are deferred in accumulated other comprehensive income, a separate component of shareholders’ equity.

Derivative Instruments and Hedging Activities

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 in 2001 had no impact on the Company’s financial statements as the Company does not hold derivative instruments, nor participate in any hedging activities.

Other Comprehensive Income

Other comprehensive income is defined as net income and other changes in stockholders’ equity from transactions other than those involving stockholders and net income. The Company’s only source of other comprehensive income is the cumulative translation adjustment from its operations in Mexico. The Predecessor Company’s cumulative other comprehensive income was eliminated as part of fresh start accounting on June 2, 2001.

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

3.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The provisions of SFAS No. 148 are effective for annual and interim periods ending after December 15, 2002. As the Company has elected not to change to the fair value-based method of accounting for stock-based employee compensation, SFAS No. 148 will not have any impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires footnote disclosures of the guarantees or indemnification agreements a company issues. With certain exceptions, these agreements will also require a company to prospectively recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of the interim or annual periods ending after December 15, 2002. The Company does not anticipate that the adoption of FIN No. 45 will have a material impact on its consolidated financial position, results of operations, or cash flows. Additionally, adoption of FIN No. 45 had no impact on the Company’s 2002 financial statement footnote disclosures.

In September 2002, the FASB issued Emerging Issue Task Force (“EITF”) Issue 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” which addresses the accounting treatment for vendor allowances. In accordance with the adoption of EITF Issue 02-16 on December 29, 2002, the Company expects to record a change for a cumulative effect of a change in accounting principle of between $300,000 and $500,000 in the first quarter of fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. As vision centers are identified for closure beginning in fiscal 2003, any costs associated with the closure or disposal will be recorded at fair value when the liability is incurred. Adoption of this statement is required with the beginning of fiscal year 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections.” One of the major changes of this statement is to change the accounting for the classification of gains and losses arising from the extinguishment of debt. Upon adoption of SFAS No. 145, the Company will follow APB 30, in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 5 will be applied in fiscal years beginning after May 15, 2002. The Company plans to adopt SFAS No. 145 in the beginning of fiscal 2003, which will result in gains on extinguishment of debt being presented as other income instead of as extraordinary items.

4.     BANKRUPTCY PROCEEDINGS AND FRESH START ADJUSTMENTS

On April 5, 2000, the Company and ten of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions with the United States Bankruptcy Court for the Northern District of Georgia for reorganization under Chapter 11 (the “Chapter 11 Cases”). In March 2001, the Debtors filed a plan of reorganization (the “Plan”) for the Chapter 11 Cases. The Plan was confirmed by the bankruptcy court by its order entered on May 18, 2001. On May 31, 2001, after securing a new revolving credit facility with Fleet Capital Corporation, the Company emerged from bankruptcy.

The Plan provided for the conversion of the Company’s pre-petition unsecured claims into new secured notes and common stock. The secured notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September, and are subordinated to debt under the Company’s credit facility. The notes are payable over eight years with principal repayments based on excess cash flow for the prior six month period. Any remaining unpaid principal will become due in 2009. Five million shares of new common stock, par value $0.01, were issued based on the Company’s reorganization value. Under the Plan, former shareholders received no value for their interests. Consequently, all Predecessor common stock securities were cancelled.

The gain on cancellation of indebtedness aggregated $17.2 million and has been treated as an extraordinary item in the accompanying Condensed Consolidated Statements of Operations for the period ended June 2, 2001.

At December 28, 2002, $15.5 million of the new notes and approximately 652,000 shares of new common stock were not distributed to creditors whose claims were disputed. The interests of creditors whose claims were not resolved upon the Company’s emergence from Chapter 11, were provided for in the Company’s disputed claim reserve. In accordance with the Plan, the notes and equity are effectively held in trust for the benefit of the creditors, and will be appropriately distributed upon resolution of disputed claims. Any balance remaining in the disputed claims reserve, upon resolution of all claims, will be distributed pro rata to all creditors.

In accounting for the effects of the reorganization, the Company adopted “fresh start” accounting principles as contained in the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code SOP 90-7. SOP 90-7 was applicable because pre-reorganization shareholders received none of the Company’s new common stock and the reorganization value of the assets of the Successor company was less than the total pre-petition liabilities allowed plus post-petition liabilities. SOP 90-7 also requires that any changes in accounting principles required within twelve months of fresh start accounting, must be adopted at fresh start accounting.

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

In the allocation of the reorganization value, the Company’s tangible and intangible assets were recorded at their assumed fair value. Intangible Value of Contractual Rights, approximating $113.6 million, was established as part of fresh start accounting and is amortized over 15 years using the straight-line method. This intangible asset represents the value of the Company’s lease agreement and the business relationship developed with Wal-Mart. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” this intangible is an amortizable asset because it has a finite useful life. However, the precise length of its life is not known due primarily to the Wal-Mart superstore conversions that automatically trigger extensions on the contractual life of the asset. Based on our projections, our best estimate of the useful life of this asset is 15 years. Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.

Changes to the fair value of the Company’s identifiable assets totaled $114.3 million. This amount was recognized as a gain in the Predecessor’s statement of operations and is detailed below (amounts in thousands):

	Increase /(Decrease)

Inventory	$(700	)(e)
Property, plant and equipment, net	1,942	(f)
Other assets	(586	)(g)
Intangible value of contractual rights	113,607	(h)

Total fair value adjustments	$114,263

The application of fresh start accounting on the Predecessor company’s June 2, 2001 balance sheet is as follows (amounts in thousands):

	Predecessor								Successor

					New
	Before	Extinguish-			issuance				Reorganized
	Fresh Start	ment			Notes/	Fair value			Balance Sheet
	June 2, 2001	of debt			Stock	adjustments			June 2, 2001

Cash & cash equivalents	$11,165	$			$	$			$11,165
Accounts receivable	4,544								4,544
Inventory	20,566						(700	)(e)	19,866
Deferred tax asset	—						7,199	(j)	7,199
Other current assets	778								778

Total current assets	37,053		—		—		6,499		43,552
Property and equipment
Gross property and equipment	88,191						(60,323)		27,868
Accumulated depreciation	(62,265)						62,265		—

Property and equipment, net	25,926		—		—		1,942	(f)	27,868
Other assets and deferred costs	9,310		(7,063	)(a)			(586	)(g)	1,661
Deferred tax asset	385						(385	)(j)	—
Intangible value of contractual rights	—						113,607	(h)	113,607

Total assets	$72,674		$(7,063)		$—		$121,077		$186,688

Liabilities not subject to compromise:
Current liabilities
Accounts payable	$1,858	$			$	$			$1,858
Accrued expenses	27,619		2,300	(b)					29,919

Total current liabilities	29,477		2,300		—		—		31,777
Revolving credit facility	3,000								3,000
Senior notes	—				120,000 (d)				120,000
Other debt	—		97	(b)					97
Deferred tax liability							6,814	(j)	6,814
Liabilities subject to compromise	171,642		(171,642	)(b)
Shareholders’ equity/(deficit)
Common stock	211				50 (d)		(211	)(i)	50
Additional paid-in capital	47,387				24,950 (d)		(47,387	)(i)	24,950
Retained earnings/ (deficit)	(174,970)		17,182	(c)			157,788	(i)	—
Cumulative translation adjustment	(4,073)						4,073	(i)	—

Total shareholders’ equity/(loss)	(131,445)		17,182		25,000		114,263		25,000

Total liabilities and shareholders’ equity	$72,674		$(152,063)		$145,000		$121,077		$186,688

(a)	Elimination of deferred financing costs associated with the senior notes being cancelled as part of the plan of reorganization.

(b)	Elimination of pre-petition liabilities. Cash claims of $2.3 million were accrued as well as assumed capital leases totaling $97,000.

(c)	Gain on extinguishment of debt is calculated as follows (amounts in thousands):

Net liabilities subject to compromise	$169,245
Deferred financing costs related to cancelled senior notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$17,182

(d)	Issuance of new senior notes, totaling $120 million, and the issuance of 5,000,000 shares of new common stock with par value of $0.01. The reorganization value was derived from a recovery analysis filed in the Bankruptcy Court in connection with the Plan. The components of the reorganized value are shown below (amounts in thousands):

Reorganized value:
New Debt	$120,000
New Equity	25,000

Reorganization value	$145,000

(e)	Reduction of inventory for a change in accounting policy related to the capitalization of certain freight costs incurred for transfers of inventory between Company locations and certain business supplies.

(f)	Net increase in fixed assets is the result of fair value adjustments increasing equipment by approximately $3.4 million and decreasing certain leaseholds and furniture and fixtures by $1.5 million.

(g)	Elimination of all intangibles with the exception of the California HMO licenses.

(h)	Establishment of Intangible value of contractual rights to be amortized over 15 years using the straight-line method. This intangible asset represents the value of the Company’s lease agreement and the business relationship developed with Wal-Mart.

(i)	Elimination of Predecessor Company equity.

(j)	Deferred tax effects of fair value adjustments.

5.     LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION EXPENSE/(GAIN)

As part of fresh start accounting, liabilities subject to compromise in the amount of $169 million were exchanged for new notes and common stock as part of the discharge of debt in the bankruptcy. These liabilities are identified below (amounts in thousands):

	(Predecessor)
	June 2, 2001

Accounts payable	$27,830
Accrued expenses and provision for rejected contracts	2,359	(a)
Senior notes net of discount, including accrued interest	131,356
Other long-term debt and capital lease obligations	7,700	(b)

	$169,245

(a)	This amount is net of an accrual for claims to be paid in cash of approximately $2.3 million.

(b)	This amount is net of $97,000 worth of capital leases assumed to continue after emergence from bankruptcy.

In accordance with SOP 90-7, the Predecessor Company recorded all transactions incurred as a result of the Chapter 11 Cases as reorganization items. The table below summarizes these items (amounts in thousands):

	(Predecessor)	(Predecessor)
	Five Months	Twelve Months
	Ended	Ended
	June 2, 2001	December 30, 2000

Fresh start adjustments	$(114,263)	$—
Impairment of goodwill	—	100,805
Impairment of fixed assets	33	12,000
Provision for rejected leases	1,592	1,920
Loss on sale of freestanding division	3,645	—
Other store closing costs	532	670
Professional fees	2,008	3,421
Retention plan	3,231	2,173
Interest income	(127)	(144)
Letter of credit reserve on DIP Facility	197	—
Other reorganization items	637	694

Total reorganization (gain)/expense	$(102,515)	$121,539

The following represents activity in the reorganization provisions during 2002. This amount includes an estimate for disputed claims that are expected to be paid in cash (amounts in thousands):

	Balance at	Charged to			Balance at
	December 29, 2001	Expense	Paid	Other adjustments	December 28, 2002

Reorganization items	$1,225	$—	$605	$372	$248

The ending accrual for reorganization items consists primarily of amounts accrued for disputed claims to be paid in cash.

6.         WAL-MART MASTER LICENSE AGREEMENT AND OTHER AGREEMENTS

Wal-Mart Agreement

At December 28, 2002, the Company operated 399 vision centers in domestic Wal-Mart stores, all of which operate pursuant to a master license agreement. These units generated approximately 87% of our revenue in 2002 and represent the most profitable of the Company’s host retail operations measured as a percent of sales. In 1994, the Company and Wal-Mart replaced their original agreement with a new master license agreement (the Wal-Mart Agreement), which increased minimum and percentage license fees payable by the Company and also granted the Company the opportunity to operate up to 400 vision centers in existing and future Wal-Mart stores. The Company opened its 400th vision center pursuant to the agreement in 2001. Each vision center covered by the Wal-Mart agreement has a separate license. Pursuant to the Wal-Mart agreement, the term of each such license is nine years with a renewable option for one additional three-year term. Percentage license fees remain the same over the nine-year base term and three- year option term, whereas minimum license fees increase during the three-year option term. The Wal-Mart license agreement is subject to certain customary provisions, including a minimum tangible net worth (as defined) calculation. Management believes that it is in compliance with this provision at December 28, 2002.

Mexico Agreement

In 1994, the Company opened eight vision centers in stores owned and operated by Wal-Mart de Mexico, S.A. de C.V. (Wal-Mart de Mexico). In 1995, the Company completed the negotiation of a master license agreement governing these vision centers. Pursuant to this agreement, each vision center has an individual base term of five years from the date of opening, followed by two options (each for two years), and one option for one year. Each party has the right to terminate a location which fails to meet specified sales levels. The agreement provides for annual fees based on a minimum and percentage of sales. The agreement also gives the Company a right of first refusal to open vision centers in all stores in Mexico owned by Wal-Mart de Mexico. As of December 28, 2002, the Company operated 37 vision centers in Wal-Mart de Mexico stores.

Fred Meyer Agreement

The Company operates 58 leased vision centers in stores owned by Fred Meyer, 55 of which operate pursuant to a master license agreement. The agreement provides for minimum and percentage rent and other customary terms and conditions. The term of the agreement is for five years (expiring December 31, 2003), with a five-year option exercisable by the Company.

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

Inventory balances, by classification, are summarized as follows (amounts in thousands):

	2002	2001

Raw materials	$10,024	$12,262
Finished goods	7,344	5,868
Supplies	560	491

	$17,928	$18,621

8.     LONG-TERM DEBT

Exit Facility

In May 2001, the Company’s secured revolving credit facility with Foothill Capital expired and was replaced with a senior secured revolving Credit Facility (the “Exit Facility”) from Fleet Capital Corporation. The Exit Facility has a term of three years, bears interest at the prime rate plus 0.75% per annum or at LIBOR plus 3.0%, and provides availability of $10 million, subject to borrowing base limitations and letter of credit requirements. The Exit Facility contains various restrictive covenants and requires the Company to maintain minimum EBITDA standards (as defined) and a minimum fixed charge coverage ratio (as defined) of 1.0 to 1.0. The Company paid $275,000 in commitment fees related to the Exit Facility in 2001. At December 28, 2002, the Company had no outstanding borrowings under the Exit Facility and $1.7 million of unused availability.

Senior Subordinated Notes

As part of the Company’s Plan of Reorganization, the Predecessor Company’s $125 million unsecured notes were converted into new Successor Company secured notes and common stock. The Successor Company notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September, and are subordinated to debt under the Company’s credit facility. These notes are due in 2009; however principal repayments (“Excess Cash Repayments”) are required based on excess cash flow (as defined) for the prior six month period, adjusted for existing cash balances, and measured at the end of June and December, beginning with December 2001. The principal repayments are to be made by the end of the second month subsequent to the measurement date. For the six months ended December 28, 2002, the Company made an Excess Cash Repayment of approximately $2.9 million on February 28, 2003 to bondholders of record on February 13, 2003. This amount is classified as current at December 28, 2002. As future excess cash is contingent upon future cash flows, the only portion reflected as a current liability is the repayment that is based on financial results reported herein.

Subsequent to the issuance of the Company's 2001 financial statements, the Company's management determined that certain revisions to the 2001 financial statements were required. All 2001 information herein reflects the restated amounts. An effect of the restatement was to adjust the calculation of working capital under the indenture for purposes of determining the excess cash flow payment for the cumulative period from June 2, 2001 through December 28, 2002. The effect of this adjustment was to increase the cumulative payments of excess cash flow during this same period, by approximately $950,000. Our indenture expressly provides that, in the event of a restatement which affects a previously made excess cash flow payment, the next payment of excess cash flow otherwise due is appropriately adjusted so that the under or over payment is corrected. The Company accordingly expects that, subject to the minimum cash requirements and other provisions of the indenture, it will increase its next cash flow payment by approximately $950,000. The Company can provide no assurances that such a payment will in fact be made.

Long-Term Debt Balances

Long-term debt obligations at December 28, 2002 and December 29, 2001 consisted of the following (amounts in thousands):

	2002	2001

12% Senior Subordinated Notes due 2009	$109,706	$120,000
Less current portion	3,824	1,597

Total long-term debt	$105,882	$118,403

The Company is party to letters of credit totaling $4.4 million and $3.5 million at December 28, 2002 and December 29, 2001, respectively. Virtually no claims have historically been made against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required.

See Note 2 to Consolidated Financial Statements for the fair value estimate of the long-term debt at December 28, 2002.

9.     EXTRAORDINARY ITEM

During 2002, the Company repurchased notes with a face value of approximately $4.5 million for $3.0 million in cash, which included accrued interest of approximately $106,000. These transactions resulted in an extraordinary, non-cash gain of approximately $1.6 million.

In 2001, as part of the Company’s emergence from bankruptcy, the Predecessor Company recognized an extraordinary gain of $17.2 million related to the extinguishment of debt recorded in fresh start accounting. The gain was calculated as follows:

Net liabilities subject to compromise	$169,245
Deferred financing costs related to cancelled senior notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$17,182

In 2000, the Company recorded an extraordinary loss of $827,000 as a result of refinancing the Company’s Foothill Credit Facility. This refinancing necessitated the write-off of capitalized costs associated with the previous facility. Because of the Company’s decision to fully reserve for the Company’s 2001 tax benefit, there is no tax effect on the 2001 extraordinary item. Also, the Company determined that no tax expense would result from the 2002 extraordinary item, and therefore, no tax effect was recorded on the 2002 extraordinary item.

10.     COMMITMENTS AND CONTINGENCIES

Senior Subordinated Notes

Under the indenture governing the Company’s senior notes, the Company can engage in businesses that are “the same, similar or reasonably related to” the businesses engaged in by the Company as of the date the Company emerged from bankruptcy. In the fourth quarter of 2002, certain holders of the Company’s senior notes (who also own a significant percentage of the Company’s common stock) notified the Company that on the basis of this limitation in the indenture, they objected to the Company’s engaging in lines of business outside of retail vision centers. The Company has engaged in discussions with these holders and believes that, to date, it has complied with the provisions of the indenture. It is possible, however, that the indenture could prohibit the Company from engaging in business opportunities it is exploring or may explore in the future. These same holders have also objected to the Company’s repurchase of senior notes.

In May 2003, the Company received a letter from the trustee under the indenture governing its senior subordinated notes, stating that the Company was in default for failing to timely file its Form 10-K for fiscal 2002, and that the Company had 30 days to cure the alleged default. On June 2, 2003, the Company received a letter from the trustee, revoking the previous letter. In addition, the filing of the Form 10-K on June 4, 2003 took place within the 30-day cure period.

Stock Exchange Matters

The Company received a letter from AMEX concerning its failure to timely file its reports under the securities laws, including this Form 10-K. The letter states that, if the Company is not current in its filings by June 10, 2003, the exchange may seek to delist or halt trading in the Company’s securities. The Company’s Form 10-Q for the first quarter of 2003 has not been filed. Although the Company intends to file this Form 10-Q in the near term, there can be no assurance that it will be filed by June 10, 2003 and that AMEX will not seek to delist or halt trading in the Company’s securities.

Non-cancellable Operating Lease and License Agreements

As of December 28, 2002, the Company is a lessee under non-cancellable operating lease agreements for certain equipment which expire at various dates through 2005. Additionally, the Company is required to pay minimum and percentage license fees pursuant to certain commercial leases and pursuant to its agreements with its host store companies.

Our headquarters in Lawrenceville, Georgia is located in a 66,000 square foot building that includes a distribution center and lens laboratory. The building is leased through January 2009. The Company paid approximately $215,000 annually in rental fees in 2002, 2001 and 2000.

In connection with its acquisition of Midwest Vision, Inc., the Company entered into a ten-year lease for administrative headquarters and an optical laboratory located in St. Cloud, Minnesota. The facility is leased from the former owner of Midwest Vision. Lease expense on the headquarters and laboratory is approximately $6,667 monthly.

Aggregate future minimum payments under the license and lease arrangements are as follows (amounts in thousands):

Operating
Fiscal Year	Leases

2003	$27,328
2004	20,900
2005	13,301
2006	7,406
2007	4,595
Thereafter	7,414

Total minimum lease payments	$80,944

Total rental expenses related to cancellable and non-cancellable operating leases were approximately $33.4 million, $17.8 million, $16.5 million, and $41.0 million for the year ended December 28, 2002, the seven months ended December 29, 2001, the five months ended June 2, 2001, and the year ended December 30, 2000, respectively. Total rental expense includes contingent rental expense of approximately $6.9 million, $7.5 million and $7.9 million in fiscal 2002, 2001 and 2000, respectively.

Legal Proceedings

On May 20, 2002, an entity called Consumer Cause, Inc. filed a complaint against the Company in the Superior Court for Los Angeles County (Case No. BC 274257). A first amended complaint was filed on September 4, 2002. The complaint alleges that the Company’s operations in California violate certain provisions of California law governing arrangements between opticians and optometrists. The complaint seeks attorney fees and an injunction prohibiting the Company from continuing the alleged violations. The complaint largely duplicates portions of a complaint filed by the California attorney general against one of the competitors of the Company. The case was dismissed on January 23, 2003; the plaintiff has filed an appeal.

The Company is involved in certain other litigation and claims arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

11.     INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. The components of the net deferred tax assets are as follows (amounts in thousands):

	December 28,	December 29,
	2002	2001

Total deferred tax assets	$41,077	$43,139
Total deferred tax liabilities	(38,383)	(41,617)
Valuation allowance	(2,694)	(1,137)

Net deferred tax asset	$—	$385

The sources of the difference between the financial accounting and tax basis of the Company’s liabilities and assets which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows (amounts in thousands):

	December 28, 2002		December 29, 2001

	Current	Noncurrent	Current	Noncurrent

Depreciation	$—	$2,170	$—	$281
Accrued expenses and reserves	3,054	71	4,396	83
Inventory	612		419
Net operating loss carry-forwards		32,997		34,142
Intangible value of contract rights		(38,365)		(41,514)
Alternative minimum tax		59		1,382
Other	3	2,093	3	2,330
Valuation allowance	(2,694)		(1,137)

Deferred tax asset / (liability)	$975	$(975)	$3,681	$(3,296)

The tax expense differs from the amounts resulting from multiplying income before income taxes by the statutory federal income tax rate for the following reasons (amounts in thousands):

	Successor		Predecessor

		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 28, 2002	December 29, 2001	June 2, 2001	December 30, 2000

Federal income tax/(benefit) provision at statutory rate	$(2,357)	$(2,051)	$39,663	$(46,148)
State income taxes, net of federal income tax benefit	(186)	(176)	3,400	(3,393)
Loss on disposed subsidiaries	—	—	(26,912)	—
Professional Fees	—	344	573	—
Change in valuation allowance for U.S. federal and state taxes	1,557	1,137	(17,335)	8,782
Nondeductible goodwill	—	—	—	38,640
Other, net	986	746	611	2,119

	$—	$—	$—	$—

At December 28, 2002, the Company had U.S. regular tax net operating loss (“NOL”) carry-forwards of approximately $87 million that can reduce future federal income taxes. If not utilized, these carry-forwards will expire beginning in 2009. Utilization of the Company’s net operating loss carry-forwards of $87 million at December 28, 2002, could be substantially limited in the event of a greater than 50% change in stock ownership of the Company. The limitation would be based on the stock value and the Federal Exempt Tax Rate on the date of ownership change. These limitations could create a cap on the amount of the NOLs that would be deductible each year going forward until the amount is depleted or the time limitation on the NOLs expires.

During the years ended December 28, 2002 and December 29, 2001, the Company recorded a valuation allowance of approximately $2.7 million and $1.1 million, respectively, representing the excess of deferred tax assets over deferred tax liabilities. This valuation allowance was recorded due to the uncertainty of the realizability of the net operating losses and certain other deferred tax assets.

In Mexico, the location of the Company’s foreign operations, the Company pays the greater of its income tax or an asset tax. Because the Company has operating losses in Mexico, the Company pays no income tax, but is subject to the asset tax. Therefore, no provision for income taxes has been made on the Company’s books for its operations in Mexico.

12. EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed as basic earnings per common share, adjusted for the effect of all potential common stock equivalent shares. The computation for basic and diluted earnings per share are summarized as follows (amounts in thousands except per share information):

		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 28, 2002	December 29, 2001	June 2, 2001	December 30, 2000

Earnings/(loss) before extraordinary items and cumulative effect	$(7,770)	$(5,860)	$96,141	$(135,675)
Extraordinary gain/(loss), net	1,566	—	17,182	(827)
Cumulative effect, net	—	—	—	(3,378)

Net earnings/(loss)	$(6,204)	$(5,860)	$113,323	$(139,880)

Weighted shares outstanding	5,084	5,000	21,169	21,169
Less: Unvested restricted stock	(84)	—	—	—

	5,000	5,000	21,169	21,169
Basic earnings/(loss) per share:
Earnings/(loss) before extraordinary items and cumulative effect	$(1.55)	$(1.17)	$4.54	$(6.41)
Extraordinary gain/(loss)	0.31	—	0.81	(0.04)
Loss from cumulative effect	—	—	—	(0.16)

Net earnings/(loss) per basic share	$(1.24)	$(1.17)	$5.35	$(6.61)

Weighted shares outstanding	5,084	5,000	21,169	21,169
Less: Unvested restricted stock	(84)	—	—	—

	5,000	5,000	21,169	21,169
Impact of dilutive options held by employees(1)	436	62	—	—

Aggregate shares outstanding	5,436	5,062	21,169	21,169
Diluted earnings/(loss) per share:
Earnings/(loss) before extraordinary items and cumulative effect	$(1.55)	$(1.17)	$4.54	$(6.41)
Extraordinary gain/(loss)	0.31	—	0.81	(0.04)
Loss from cumulative effect	—	—	—	(0.16)

Net earnings/(loss) per diluted share	$(1.24)	$(1.17)	$5.35	$(6.61)

(1)	Outstanding options with an exercise price below the average price of the Company’s common stock have been presented as common stock equivalents in the previous table. However, due to the Company’s net losses in the seven months ended December 29, 2001, fiscal 2000 and fiscal 2002, these options have been excluded from the computation of diluted earnings per common share, due to their anti-dilutive effect. Although the Company reported net earnings for the five months ended June 2, 2001, there were no outstanding options with an exercise price below the average price of the Company’s common stock during this period.

Outstanding options with an exercise price below the average price of the Company’s common stock have been excluded from the computation of diluted earnings per common share, in all periods presented due to their anti-dilutive effect.

13. SUPPLEMENTAL DISCLOSURE INFORMATION

Supplemental disclosure information is as follows (amounts in thousands):

(i)  Supplemental Cash Flow Information

	Successor		Predecessor

	Year Ended	Seven Months Ended	Five Months Ended	Year Ended
	December 28, 2002	December 29, 2001	June 2, 2001	December 30, 2000

Cash paid for/(received)
Interest	$14,257	$4,906	$860	$2,729
Income taxes	$(1,243)	$433	$167	$—

(ii)  Supplemental Balance Sheet Information

Significant components of accrued expenses and other current liabilities are summarized as follows:

	Balance at	Balance at
	December 28, 2002	December 29, 2001

Accrued employee compensation and benefits	$5,736	$6,452
Accrued rent expense	$5,914	$4,714
Accrued capital expenditures	$442	$584
Customer deposit liability	$2,158	$2,491
Accrued interest	$3,297	$3,691

(iii)  Supplemental Income Statement Information

The components of interest expense, net, are summarized as follows:

	Successor		Predecessor

		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 28, 2002	December 29, 2001	June 2, 2001	December 30, 2000

Interest expense on debt and capital leases	$13,941	$8,476	$805	$6,902
Finance fees and amortization of deferred financing costs	299	139	349	881
Interest income	(141)	(156)	–	–
Other(1)	(470)	(70)	(4)	(60)

	$13,629	$8,389	$1,150	$7,723

(1)	In the fourth quarter of 2002, the Company received approximately $300,000 in the form of cash and equipment as settlement of certain amounts due the Company from the sale of its freestanding business, which had closed in 2001. The gain was reflected in the fourth quarter of 2002 and is presented below Operating Income as a component of interest expense, net.

Contractual interest expense for the five months ended June 2, 2001 and for the year ended December 30, 2000 was $8.1 million and $20.7 million, respectively.

14. SHAREHOLDERS’ EQUITY

Employee Stock Options and Incentive Award Plan

In 1996, the Company adopted the restated Stock Option and Incentive Award Plan (the Plan) pursuant to which incentive stock options qualifying under Section 422A of the Internal Revenue Code and nonqualified stock options may be granted to key employees. The Plan also provides for the issuance of other equity awards, such as awards of restricted stock. The Plan replaced and restated all the Company’s prior employee stock option plans. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Compensation Committee has the authority to determine the persons receiving options, option prices, dates of grants and vesting periods, although no option may have a term exceeding ten years. All options outstanding at the Company’s emergence from bankruptcy in 2001 were cancelled. The Plan was amended in 1999 to increase the number of shares under the Plan from 3,350,000 to 4,350,000. In October 2001, the Committee reduced the number of shares available under the Plan to 720,000 and granted stock options and performance stock grants to key managers. After giving effect to outstanding awards, there were, at December 28, 2002, 180,550 remaining unissued shares under the Plan.

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

In 2002, the Compensation Committee granted to employees 183,600 options to purchase shares of the Company’s common stock at the stated market value on the date of grant. The options vest in one-third increments on the first three anniversaries of the date of grant, subject to continued employment. Unexercised options expire ten years from the date of grant.

In April 2002, the Compensation Committee issued 84,400 shares of restricted stock under the Plan to the Company’s President and Chief Operating Officer. The shares vest in one-third increments on the first time anniversary of the date of grant, subject to continued employment. Unamortized deferred compensation expense with respect to the restricted stock amounted to approximately $124,000 at December 28, 2002 and is being amortized over the three-year vesting period. Compensation expense related to the issuance of restricted stock aggregated $33,000 in 2002.

Directors’ Stock Option Plan

In April 1997, the Company adopted the Restated Non-Employee Director Stock Option Plan (the Directors’ Plan), pursuant to which stock options for up to 500,000 shares of Common Stock may be granted to non-employee directors. The Directors’ Plan replaced and restated the Company’s prior non-employee director stock option plan. All options outstanding at the Company’s emergence from bankruptcy were cancelled. In October 2001, the Committee reduced the number of shares under the Plan to 180,000 and made a one-time grant to eligible non-employee directors of options to purchase 15,000 shares. Non-employee directors also receive automatic grants of options to purchase 10,000 shares as of the date of each annual meeting of shareholders. Each grant is at an exercise price equal to the market value on the date of grant. Under the option grant, 50% of the shares vest on the second anniversary of the grant date, 25% on the third anniversary and 25% on the fourth anniversary. All option grants are exercisable for a ten-year period. In 2002 and 2001, the Compensation Committee granted to directors 40,000 and 60,000 options, respectively, to purchase shares of the Company's common stock. The remaining shares available for grant under the Directors’ Plan totaled 95,000 at December 28, 2002.

All Stock Option Plans

In 2002, 2001 and 2000, all exercise prices represent the estimated fair value of the Common Stock on the date of grant as determined by the Board of Directors. Stock option transactions during the three years ended December 28, 2002 were as follows:

	Successor		Predecessor

		Seven Months	Five Months
	Year Ended	Ended	Ended	Year Ended
	December 28, 2002	December 29, 2001	June 2, 2001	December 30, 2000

Options outstanding beginning of period	348,750	–	2,739,642	2,615,421
Options granted	223,600	348,750	–	431,200
Options exercised	–	–	–	–
Options cancelled	(32,900)	–	(2,739,642)	(306,979)

Options outstanding end of period	539,450	348,750	–	2,739,642

Options exercisable end of period	–	–	–	1,245,105

Weighted average option prices per share:
Granted	$0.830	$0.400	–	$1.989
Exercised	–	–	–	–
Cancelled	$0.400	–	$4.409	$4.611

Outstanding at year end	$0.580	$0.400	–	$4.409

Options exercisable end of period	–	–	–	$4.570

The following table shows the options outstanding and the options exercisable with pertinent data related to each at December 28, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.40 - $0.40	315,850	6.25	$0.40	0	$0.00
$0.55 - $0.55	9,000	9.82	$0.55	0	$0.00
$0.75 - $0.75	165,600	9.29	$0.75	0	$0.00
$1.00 - $1.18	49,000	9.45	$1.15	0	$0.00

$0.40 - $1.18	539,450	7.54	$0.58	0	$0.00

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

In 2000, the Company cancelled 10,000 shares of the Predecessor Company’s Common Stock.

15. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly data for the Company for the fiscal years ended December 28, 2002 and December 29, 2001 is as follows: (amounts in thousands except per share information)

	Successor

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
Fiscal 2002	March 30	June 29	September 28	December 28

Retail sales, net	$61,873	$61,235	$61,075	$60,677
Premium revenue	—	700	670	790

Net sales	61,873	61,935	61,745	61,467
Cost of goods sold	26,980	27,680	27,387	30,399

Gross profit	34,893	34,255	34,358	31,068
Selling, general & administrative expense	32,733	32,247	32,119	31,616

Operating income	2,160	2,008	2,239	(549)
Interest expense, net	3,580	3,564	3,539	2,945

Loss before taxes and extraordinary item	(1,420)	(1,556)	(1,300)	(3,494)
Income tax benefit	—	—	—	—

Net loss before extraordinary item and	(1,420)	(1,556)	(1,300)	(3,494)
Extraordinary gain, net (See Note 9)	—	—	547	1,019

Net loss	$(1,420)	$(1,556)	$(753)	$(2,475)

Basic and diluted loss per share:
Loss before extraordinary item	$(0.28)	$(0.31)	$(0.26)	$(0.70)
Extraordinary item, net	0.00	0.00	0.11	0.20

Net loss per basic and diluted share	$(0.28)	$(0.31)	$(0.15)	$(0.50)

Supplemental information:
Capital expenditures	$796	$1,357	$825	$2,231
Depreciation and amortization	$4,953	$4,868	$4,791	$4,387

	Predecessor		Successor

	Quarter	Two Months	One Month	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
FISCAL 2001	March 31	June 2	June 30	September 29	December 29

Net sales	$74,735	$45,822	$18,606	$59,741	$57,196
Cost of goods sold	34,525	22,879	8,295	26,097	27,096

Gross profit	40,210	22,943	10,311	33,644	30,100
Selling, general & administrative expense	39,071	29,306	9,938	31,440	30,148

Operating income/(loss)	1,139	(6,363)	373	2,204	(48)
Interest expense, net	739	411	1,109	3,673	3,607

Earnings/(loss) before reorganization items and taxes	400	(6,774)	(736)	(1,469)	(3,655)
Reorganization expense/(gain)	1,789	(104,304)	–	–	–

Earnings/(loss) before taxes and extraordinary gain	(1,389)	97,530	(736)	(1,469)	(3,655)
Income tax expense	–	–	–	–	–

Earnings/(loss) before extraordinary gain	(1,389)	97,530	(736)	(1,469)	(3,655)
Extraordinary gain, net	–	17,182	–	–	–

Net earnings / (loss)	$(1,389)	$114,712	$(736)	$(1,469)	(3,655)

Basic and diluted earnings/(loss) per share:
Earnings/(loss) before extraordinary gain	$(0.07)	$4.61	$(0.15)	$(0.29)	$(0.73)
Gain from extraordinary item	–	0.81	–	–	–

Net earnings/(loss) per basic and diluted share	$(0.07)	$5.42	$(0.15)	$(0.29)	$(0.73)

Supplemental information:
Capital expenditures	$1,259	$825	$335	$970	$1,445
Depreciation and amortization	$2,867	$1,941	$1,536	$4,979	$4,910

16. RELATED PARTY TRANSACTIONS

In 2002, 2001 and 2000, the Company made rent payments of approximately $80,000 per year for the St. Cloud laboratory/distribution facility, which is owned by Myrel Neuman, a former director of the Company. In 2002, the Company received approximately $300,000 in rent payments from Dr. Marc Nelson, a current director of the Company, for leased office space in ten of the Company’s vision centers in Wal-Mart. The Company paid insurance premiums of approximately $443,000 in 2000 for insurance policies purchased through an agency in which J. Smith Lanier, II, a director of the Predecessor Company during 2000, has a substantial ownership interest.

17. SUBSEQUENT EVENTS

In the first quarter of 2003, the Company has closed thirteen of its domestic Wal-Mart stores pursuant to its master license agreement. These stores represented net sales of $8.3 million in 2002.

SCHEDULE II

NATIONAL VISION, INC.
VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 28, 2002, Seven Months Ended December 29, 2001,
Five Months Ended June 2, 2001 and Year Ended December 30, 2000
(In thousands)

		Additions

	Balance at Beginning	Charged to	Charged to		Balance at
Description	of Period	Cash and Expenses	Other Accounts	Deductions	End of Period

Predecessor:
Year ended December 30, 2000
Allowance for uncollectible accounts receivable	$3,836	$1,236	$1,482	$2,214	$4,340
Provision for self-insured liabilities	$2,593	$9,863	$2,807	$12,061	$3,202

Five months ended June 2, 2001
Allowance for uncollectible accounts receivable	$4,340	$6,195	$—	$7,706	$2,829
Provision for self-insured liabilities	$3,202	$4,741	$1,163	$5,359	$3,747

Successor:

Seven months ended December 29, 2001
Allowance for uncollectible accounts receivable	$2,829	$320	$—	$1,360	$1,789
Provision for self-insured liabilities	$3,747	$4,894	$2,103	$7,673	$3,071

Year ended December 28, 2002
Allowance for uncollectible accounts receivable	$1,789	$50	$–	$983	$856
Provision for self-insured liabilities	$3,071	$8,589	$3,005	$11,924	$2,741

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

Signature	Title

By: /s/ Reade Fahs Reade Fahs	Chief Executive Officer and President

By: /s/ Angus C. Morrison Angus C. Morrison	Senior Vice President and Chief Financial Officer

By: /s/ S. Lynn Butler S. Lynn Butler	Principal Accounting Officer

By: /s/ Robert Floum Robert Floum	Director

By: /s/ James W. Krause James W. Krause	Director

By: /s/ Marc B. Nelson Marc B. Nelson	Director

By: /s/ Jeffrey Snow Jeffrey Snow	Director

By: /s/ Peter T. Socha Peter T. Socha	Director

I, Reade Fahs, certify that:

1.	I have reviewed this annual report on Form 10-K of National Vision, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 3, 2003

/s/ Reade Fahs

Reade Fahs
Title: Chief Executive Officer

I, Angus C. Morrison, certify that:

1.	I have reviewed this annual report on Form 10-K of National Vision, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 3, 2003

/s/ Angus C. Morrison

Angus C. Morrison
Title: Chief Financial Officer