Form 10-Q
period 2003-03-29
NATIONAL VISION INC
filed 2003-06-18
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003	Commission File Number 0-20001

NATIONAL VISION, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1910859
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

296 Grayson Highway
Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:      (770) 822-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☑      NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☐      NO    ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES   ☑      NO   ☐

The number of shares of Common Stock of the registrant outstanding as of May 27, 2003, was 5,084,400, including shares that are part of the disputed claims reserve in the registrant’s Chapter 11 Case.

FORM 10-Q INDEX

		Page of Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets -
	March 29, 2003 and December 28, 2002	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended March 29, 2003 and March 30, 2002	5

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 29, 2003 and March 30, 2002	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE
	ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II -- OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	23

SIGNATURES		24

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		25

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 29, 2003 and December 28, 2002
(In thousands except share information)

	March 29,	December 28,
	2003	2002
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,051	$9,020
Accounts receivable
(net of allowance: 2003 -- $1,134; 2002 -- $1,031)	3,006	2,164
Inventories	21,980	17,928
Other current assets	791	979
Deferred income tax asset	262	975
Total current assets	29,090	31,066

PROPERTY AND EQUIPMENT:
Equipment	20,191	19,876
Furniture and fixtures	7,898	7,833
Leasehold improvements	6,852	6,709
Construction in progress	1,188	1,360

	36,129	35,778
Less accumulated depreciation	(19,588)	(17,786)

Net property and equipment	16,541	17,992

INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization:
2003 -- $13,791; 2002 -- $11,934)	99,114	100,960

OTHER ASSETS AND DEFERRED COSTS (net of
accumulated amortization: 2003 -- $740; 2002 -- $658)	922	1,004
	$145,667	$151,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,789	$3,445
Accrued expenses and other current liabilities	18,063	24,067
Current portion of Senior Subordinated Notes	953	3,824
Revolving line of credit	1,003	--

Total current liabilities	28,808	31,336

SENIOR SUBORDINATED NOTES	105,882	105,882

DEFERRED INCOME TAX LIABILITY	262	975

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 5,000,000 shares authorized,
none issued	--	--
Common stock, $0.01 par value; 10,000,000 shares
authorized, 5,084,400 shares issued and outstanding
as of March 29, 2003 and December 28, 2002, respectively	50	50
Additional paid-in capital	25,097	25,097
Deferred stock compensation	(117)	(124)
Retained deficit	(14,112)	(12,064)
Accumulated other comprehensive income	(203)	(130)
	10,715	12,829

Total shareholders’ equity	$145,667	$151,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Retail sales, net	$61,232	$59,657
Premium revenue	1,366	--

Total net sales	62,598	59,657
Cost of goods sold	28,163	26,022

Total gross profit	34,435	33,635
Selling, general and administrative expense	32,493	31,940

Operating income	1,942	1,695
Interest expense, net	3,305	3,580

Loss from continuing operations before income taxes	(1,363)	(1,885)
Income tax expense	--	--

Loss from continuing operations	(1,363)	(1,885)

Discontinued operations:
Operating income / (loss) from discontinued operations	(75)	465
Loss on disposal	(46)	--
Income / (loss) from discontinued operations, net of income taxes	(121)	465

Loss before cumulative effect of a change in accounting principle	(1,484)	(1,420)
Cumulative effect of a change in accounting principle	(564)	--
Net loss	$(2,048)	$(1,420)

Basic net loss per share:	$(0.41)	$(0.28)

Diluted net loss per share:	$(0.41)	$(0.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,048)	$(1,420)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	4,086	4,953
Cumulative effect of a change in accounting principle	564	--
Other	(12)	81
Changes in operating assets and liabilities:
Accounts receivable	(842)	435
Inventories	(4,616)	(1,266)
Other current assets	188	102
Accounts payable	5,344	1,871
Accrued expenses and other current liabilities	(6,002)	(5,073)
Total adjustments	(1,290)	1,103
Net cash used in operating activities	(3,338)	(317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	60	--
Purchase of property and equipment	(823)	(796)
Net cash used in investing activities	(763)	(796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on revolving credit facility	1,326	7,216
Repayments on revolving credit facility	(323)	(7,216)
Repayments of principal on Senior Subordinated Notes	(2,871)	(1,597)
Repayments on other long-term debt	--	(12)
Net cash used in financing activities	(1,868)	(1,609)
NET DECREASE IN CASH	(5,969)	(2,722)
Cash, beginning of period	9,020	9,846
Cash, end of period	$3,051	$7,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2003
(Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision, Inc. (“National Vision” or the “Company” f.k.a. Vista Eyecare, Inc.) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 3, 2004.

(2)  DISCONTINUED OPERATIONS

During the first quarter of 2003, fifteen of the Company’s vision center leases expired, resulting in the closure of 13 Wal*Mart vision centers and two vision centers on military bases.  Revenues for these vision centers totaled $0.5 million and $2.2 million in the first quarters of 2003 and 2002, respectively.  The net loss on disposal of these operations totaled $46,000, which included severance and closing costs of $82,000 and gains recorded from the sale of certain assets.   Operating results for these closed vision centers have been presented separately as discontinued operations in the Condensed Consolidated Statement of Operations for the first quarters of 2003 and 2002.

(3)  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" ("EITF  02-16") at the beginning of the first quarter of 2003.  This issue addresses the method by which retailers account for vendor allowances.  Historically, the Company received vendor allowances through co-op advertising agreements, which were classified in the income statement as a reduction in advertising expense.  As a result of the adoption of EITF 02-16, certain vendor allowances, which formerly were treated as a reduction in advertising costs, are presented as a reduction of inventory cost and subsequently as a component of cost of goods sold.   On the first day of fiscal 2003, the Company recorded additional expense of $564,000 as the cumulative effect for this change in accounting principle.  This amount reflects the portion of vendor allowances that would have reduced inventory costs had this new accounting pronouncement been in effect in 2002.

(4)  SENIOR SUBORDINATED NOTES AND REVOLVING LINE OF CREDIT

The indenture governing the Company’s Senior Subordinated Notes provides for semi-annual payments of interest (on March 30 and September 30 of each year, to holders of record on March 15 and September 15, respectively).  The indenture also provides for semi-annual redemptions of notes (on February 28 and August 31 of each year, to holders of record on February 13 and August 15, respectively) in the amount of the "Excess Cash Flow" (if any) generated by the Company in the fiscal six-month period ending on the last day of December and June (for the February and the August redemptions, respectively).  Excess Cash Flow is defined as EBITDA (as defined in the indenture) plus or minus working capital changes less the sum of capital expenditures, cash interest payments and cash tax payments, and is limited to the extent that the Company must maintain a minimum cash balance of $3 million as of the measurement date.

On March 28, 2003 the Company made a semi-annual interest payment in the amount of $6.4 million.  On February 28, 2003, the Company made a principal redemption in the amount of $2.9 million, plus accrued interest of approximately $150,000.

At March 29, 2003, the Company has borrowed $1.0 million on its existing Revolving Credit Facility.  This amount is presented as a current liability because of management's intent to repay this borrowing during the second quarter of 2003.  The Company's remaining availability under the Revolving Credit Facility, as determined by the borrowing base calculation at March 29, 2003, was approximately $2.3 million.

(5)  EARNINGS PER COMMON SHARE

The computation for basic and diluted earnings per share may be summarized as follows (amounts in thousands except per share information):

	Three Months Ended
	March 29, 2003	March 30, 2002
Net loss from continuing operations	$(1,363)	$(1,885)
Net income / (loss) from discontinued operations	(121)	465
Cumulative effect of a change in accounting principle	(564)	--
Net loss	$(2,048)	$(1,420)

Weighted shares outstanding	5,084	5,000
Less: Unvested restricted stock	(84)	--
	5,000	5,000

Basic and diluted loss per share:
Loss from continuing operations	$(0.28)	$(0.37)
Income / (loss) from discontinued operations	(0.02)	0.09
Cumulative effect of a change in accounting principle	(0.11)	--
Net loss per basic and diluted share	$(0.41)	$(0.28)

At March 29, 2003 and March 30, 2002, the Company had approximately 616,000 and 347,000 stock options and restricted shares outstanding, respectively, which have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2003
 (Unaudited)

No outstanding options were included in the above calculation as their impact would be anti-dilutive.

(6)  STOCK COMPENSATION

The Company applies the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  Stock Option awards continue to be accounted for in accordance with APB Opinion No. 25.  In October 2001, the Company granted stock options to eligible employees.  Because the number of shares to be issued and the per share strike price are not subject to uncertainty, this stock option plan qualifies for fixed accounting treatment.  As a result, the Company does not record compensation expense in connection with the granting of these stock options.

Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in the first quarter of 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share information):

	Quarter Ended	Quarter Ended
	March 29, 2003	March 30, 2002
As reported:
Net loss	$(2,048)	$(1,420)

Pro forma:
Compensation expense	17	6
Net loss	$(2,065)	$(1,426)

As reported:
Loss per share	$(0.41)	$(0.28)

Pro forma:
Compensation expense per share	--	--
Net loss per share	$(0.41)	$(0.28)

(7)  SUPPLEMENTAL DISCLOSURE INFORMATION

Inventory balances, by classification, may be summarized as follows (amounts in thousands):

	March 29, 2003	December 28, 2002
Raw materials	$11,593	$10,024
Finished goods	9,805	7,344
Supplies	582	560
	$21,980	$17,928

Significant components of accrued expenses and other current liabilities may be summarized as follows (amounts in thousands):

	Balance at	Balance at
	March 29, 2003	December 28, 2002
Accrued employee compensation and benefits	$3,577	$5,736
Accrued rent expense	$3,656	$5,914
Accrued capital expenditures	$219	$442
Customer deposit liability	$4,372	$2,158
Accrued interest expense	$--	$3,287

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2003
(Unaudited)

The components of interest expense, net, may be summarized as follows (amounts in thousands):

	Three Months Ended
	March 29, 2003	March 30, 2002
Interest expense on debt	$3,267	$3,610
Purchase discounts on invoice payments	(74)	(117)
Finance fees	76	78
Interest income	(22)	(34)
Other	58	43
	$3,305	$3,580

(8)  COMPREHENSIVE INCOME

Comprehensive income / (loss), which consists of net income and foreign currency translation adjustments, was a loss of approximately $2.1 million and $1.4 million respectively for the three months ended March 29, 2003 and March 30, 2002.

(9)  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50," ("FIN 46").  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 requires footnote disclosures of the guarantees or indemnification agreements a company issues.  With certain exceptions, these agreements will also require a company to prospectively recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN No. 45 on December 29, 2002 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  As vision centers are identified for closure, any costs associated with the closure or disposal will be recorded at fair value when the liability is incurred.  The Company adopted this statement on December 29, 2002.  As a result, the Company has reflected closing costs associated with store closings at their fair values when incurred.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections."  One of the major changes of this statement is to change the accounting for the classification of gains and losses arising from the extinguishment of debt.  Upon adoption of SFAS No. 145, the Company will follow APB 30, in determining whether such extinguishment of debt may be classified as extraordinary.  The Company adopted SFAS No. 145 on December 29, 2002, which will result in future gains or losses on extinguishment of debt being presented as a component of income from continuing operations instead of as an extraordinary item.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company’s results of operations in any period are significantly affected by the number and mix of vision centers opened and operating during such period.  The following table sets forth information about the number of vision centers owned and operated by the Company as of  March 29, 2003, December 28, 2002 and March 30, 2002.

	As of	As of	As of
	March 29, 2003	December 28, 2002	March 30, 2002
Wal*Mart, domestic	386	399	399
Fred Meyer	58	58	56
Military	23	24	24
Wal*Mart de Mexico	37	37	37

TOTAL	504	518	516

THREE MONTHS ENDED MARCH 29, 2003 (THE “CURRENT THREE MONTHS”) COMPARED TO THREE MONTHS ENDED MARCH 30, 2002 (THE “PRIOR THREE MONTHS”)

CONSOLIDATED RESULTS

Condensed operating results for the first quarter of 2003 and 2002 are presented as follows (amounts in thousands):

	First Quarter Ended
	March 29, 2003		March 30, 2002
	$	% of Sales	$	% of Sales

Domestic store comp %		2.5%		0.5%

Net sales	$62,598		$59,657
Gross profit	34,435	55.0%	33,635	56.4%
Selling, general and administrative expense	32,493	51.9%	31,940	53.5%
Operating income from continuing operations	$1,942	3.1%	$1,695	2.8%
Income / (loss) from discontinued operations,
net of income taxes	$(121)		$465
Cumulative effect of a change in accounting principle	$(564)		$--
Net loss	$(2,048)		$(1,420)

Capital expenditures	$823		$796
Depreciation and amortization	$4,086		$4,953

Net Sales.  The Company recorded net sales of $62.6 million in the Current Three Months, a 4.9% increase from sales of $59.7 million in the Prior Three Months.  The sales increase was partially due to premium revenue from a managed care insurance product that the Company began selling in the Wal*Mart California vision centers during the second quarter of 2002.  Revenue from this product contributed approximately $1.4 million of the sales increase for the Current Three Months.  The remaining increase came from a domestic comparable store sales increase of 2.5% and new store openings.

In July 2002, the Company changed its in-store presentation strategy by "unbundling" the package price so that pricing for frames and lenses are separately presented.  The new presentation is intended to be more clear, concise and customer-friendly and is similar to product and price presentation at a majority of our competitors’ stores.  In addition, during the first quarter of 2003, we rolled out a new frame collection to our Wal*Mart stores and our Fred Meyer stores.  Through this process, we substantially reduced the number of frame vendors, consolidated certain price points and enhanced the presentation of the frames on the frame boards.  As a result of these changes, we expect to achieve an increase in gross profit margin as a percent of sales and an increase in average transaction value on frame sales.  We expect this improvement to occur through the course of 2003.  We can provide no assurances that we will in fact achieve such margin improvement or an increase in average transaction value in the future.

During the first quarter of 2003, the Company achieved growth in its managed care retail sales in excess of 20%.  We attribute this success to our ongoing focus to grow this component of our retail operations.  Managed care retail sales were slightly higher than 10% of total retail sales in 2002.  Because the Company’s current share of this segment is well below the average for the optical industry, we believe managed care is an opportunity for future sales growth within our existing retail store operations.  We can provide no assurances that we will in fact achieve such sales growth in the future.

Gross Profit.  In the Current Three Months, gross profit dollars increased by 2% over gross profit dollars in the Prior Three Months.  The retail and insurance components of sales and gross profit for the Current and Prior Three Months are detailed below:  (in thousands)

	Three Months Ended		Three Months Ended
	March 29, 2003		March 30, 2002
Retail sales, net	$61,232	100.0%	$59,657	100.0%
Retail cost of goods sold	26,833	43.8%	26,022	43.6%
Retail gross profit	$34,399	56.2%	$33,635	56.4%

Premium revenue	$1,366	100.0%	$--	--
Claims expense	1,330	97.4%	--	--
Insurance gross profit	$36	2.6%	$--	--

Total net sales	$62,598	100.0%	$59,657	100.0%
Total cost of goods sold	28,163	45.0%	26,022	43.6%
Total gross profit	$34,435	55.0%	$33,635	56.4%

Retail gross profit as a percent of sales decreased from 56.4% in the Prior Three Months to 56.2% in the Current Three Months.  The decline represents the net effect of several changes.  We realized an increase in eyeglass margins as a result of the unbundling process and the new frame collection rollout discussed under "Net Sales."  Offsetting the effect of the eyeglass margin increase are the following items:

(1)	The Company experienced a shift in sales mix resulting in a decline in eyeglass sales. Eyeglass sales generate a higher gross profit percentage than our other sales categories.
(2)	The Company experienced an increase in rent expense (which is a component of Gross Profit) for the Wal*Mart division. This was due to approximately 45 vision centers entering the “3-year option period” of the Wal*Mart lease. The option period effectively increases each location’s minimum rent requirement. We expect this trend of increased rent to continue as additional Wal*Mart locations enter the “option period” of their lease.

Insurance gross profit represents premium revenue less claims expense for a managed care insurance product that the Company began selling in the Wal*Mart California vision centers in the second quarter of 2002.  We do not expect a significant change in insurance gross profit as a percent of premium revenue in future periods.  The addition of the lower-margin managed care insurance product increases total revenues and gross profit dollars, but decreases total gross profit as a percent of total net sales.

Selling, General, And Administrative Expense (“SG&A expense”).  SG&A expense (which includes both store operating expenses and home office overhead) increased to $32.5 million in the Current Three Months from $31.9 million for the Prior Three Months.   The increase in SG&A dollars was primarily attributable to 1)  an increase in payroll resulting from improvements in coverage at certain vision centers, 2) an increase in payroll rates in certain markets where growing competition resulted in upward pressure on rates for optical personnel, 3) an increase in health and medical benefit costs, and 4) costs for the Company's national sales meeting.  Some of the increase in SG&A expense was offset by decreases in advertising expenditures and lower receivable write-offs related to managed care sales.

Operating Income.  Operating income for the Current Three Months increased to $1.9 million from the Prior Three Months at $1.7 million.   Operating income as a percentage of sales was 3.1% in the Current Three Months, up from 2.8% in the Prior Three Months.

Interest Expense.  Interest expense was $3.3 million compared to $3.6 million in the Prior Three Months.  The decrease was primarily the result of a weighted-average outstanding debt balance of $108.8 million in the Current Three Months versus $119.5 million in the Prior Three Months.  Our Senior Subordinated debt has a fixed interest rate of 12%.

Benefit For Income Taxes.  The Company incurred tax operating losses in the Current Three Months.  Resulting tax benefits have been offset by a valuation allowance as realization is considered unlikely.

Loss from Discontinued Operations.  During the first quarter of 2003, fifteen of the Company’s vision center leases expired, resulting in the closure of 13 Wal*Mart vision centers and two vision centers on military bases.  Revenues for these vision centers totaled $0.5 million and $2.2 million in the first quarters of 2003 and 2002, respectively.  The net loss on disposal of these operations totaled $46,000, which included severance and closing costs of $82,000 and gains recorded from the sale of certain assets.   Operating results for these closed vision centers have been presented separately as discontinued operations in the Condensed Consolidated Statement of Operations for the first quarters of 2003 and 2002.

Cumulative Effect of a Change in Accounting Principle.  The Company adopted Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" ("EITF  02-16") at the beginning of the first quarter of 2003.  This issue addresses the method by which retailers account for vendor allowances.  Historically, the Company received vendor allowances through co-op advertising agreements, which were classified in the income statement as a reduction in advertising expense.  As a result of the adoption of EITF 02-16, certain vendor allowances, which formerly were treated as a reduction in advertising costs, are presented as a reduction of inventory cost and subsequently as a component of cost of goods sold.   On the first day of fiscal 2003, the Company recorded additional expense of $564,000 as the cumulative effect for this change in accounting principle.  This amount reflects the portion of vendor allowances that would have reduced inventory costs had this new accounting pronouncement been in effect in 2002.

Net Income.  The Company incurred a net loss of $2.0 million versus a net loss of $1.4 million in the Prior Three Months.

EBITDA.  EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, cumulative effect of a change in accounting principle and reorganization items.  (See "Use of non-GAAP financial measures.")  EBITDA declined from $7.1 million in the Prior Three Months to $5.9 million in the Current Three Months.  Half of this decline is attributable to the profitability change in the discontinued operations from income of $465,000 in 2002 versus a loss of $121,000 in 2003.

Use of non-GAAP Financial Measures:  We frequently refer to EBITDA in this document.  EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, cumulative effect of a change in accounting principle, and reorganization items as defined in the terms of our Senior Subordinated Debt agreement.  We refer to EBITDA because:

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

The following is a reconciliation of net earnings to EBITDA:

	First Quarter Ended
	March 29, 2003	March 30, 2002
Net loss	$(2,048)	$(1,420)
Addback:
Interest expense, net	3,305	3,580
Income tax expense	--	--
Cumulative effect of a change in accounting principle	564	--
Depreciation and amortization	4,086	4,953

EBITDA	$5,907	$7,113

SUMMARY OF MASTER LEASE AGREEMENTS

We have agreements governing our operations in host environments, such as Wal*Mart.  Typically, each agreement is for a base term, followed by an option to renew for a specified length of time.  The agreements provide for payments of minimum and percentage rent, and also contain customary provisions for leased department operations.

Wal*Mart Vision Centers

Our agreement with Wal*Mart gives us the right to open 400 vision centers, the last of which opened in 2001.  Our agreement with Wal*Mart also provides that, if Wal*Mart converts its own store to a supercenter (a store which contains a grocery department in addition to the traditional Wal*Mart store offering) and relocates our vision center as part of the conversion, the term of our lease begins again.  During 2002, 14 locations were relocated, effectively renewing these leases.  We expect between 14 and 17 leases to relocate to supercenters in 2003.  As of March 29, 2003, we have 161 vision centers located in Wal*Mart supercenters.  We believe that Wal*Mart may in the future convert many of its stores and thereby cause many of our leases to start again.  We have received no assurances from Wal*Mart as to how many of their locations will ultimately be converted.

The following table sets forth the number of leases for domestic Wal*Mart and Fred Meyer vision centers that expire each year, assuming the Company exercises all available options to extend the terms of the leases.  This table includes 16 future Wal*Mart superstore conversions which are scheduled at this time.

Leases Expiring in Calendar Year

HOST COMPANY	2002	2003	2004	2005	2006	2007	2008	2009 AND THEREAFTER	TOTAL

Wal*Mart	6	35	41	40	48	58	29	143	400
Fred Meyer	–	–	–	–	–	–	58	–	58
Totals	6	35	41	40	48	58	87	143	458

Of the six Wal*Mart leases that expired in 2002, 1 location was closed in the first quarter of 2002 at the end of the original nine-year lease term.  The remaining 5 leases expired on December 31, 2002, which fell in the Company’s fiscal year 2003.  In fiscal 2003, 40 leases are scheduled to expire over the course of the year, including the 5 vision centers discussed above that closed on December 31, 2002; 13 in the first quarter, 5 in the second quarter, 8 in the third quarter, and 14 in the fourth quarter.  These stores represent annualized sales of approximately $20.6 million and annualized store-level operating income of approximately $2.5 million.  Store-level operating income excludes corporate overhead and other costs not specifically attributable to individual stores.  Of the 35 Wal*Mart leases scheduled to expire in calendar year 2003, the Company has elected to close 4 locations at the end of the original nine-year lease term due to store level operating losses.

As of May 31, 2003, we have closed 18 Wal*Mart vision centers in fiscal 2003.  We are experiencing declining sales of approximately -25% in the final month of operations for stores that are closing.  We also have incurred store closing costs, including severance related to the 18 stores closed through May 31, 2003.  Store closing costs average between $5,000 and $10,000 per vision center.

As of March 29, 2003, we had 115 vision centers that were operating in the three-year extension period of the Wal*Mart lease.  We exercised our option to renew the leases for the three-year extension period for 9 Wal*Mart vision centers in the first quarter of 2003.  The base term for 42 vision centers expires in the last nine months of 2003.  At this time, we have elected to close four of these locations at the end of the original nine-year lease.  We expect to renew the leases for the vast majority of the remaining vision centers.  These decisions will be based on various factors, including sales levels, anticipated future profitability, increased rental fees in the option period, and market share.

Other Vision Centers

Our agreement with Fred Meyer obligates us to exercise our renewal option as to all or none of these locations with the exception of five stores, which are covered by a separate agreement.  This option must be exercised in 2003.  We have discussed possible amendments to our agreement with Fred Meyer, which includes changes to our rent structure and the ability to close low volume stores that are not profitable.  At this time a formal amendment has not been finalized.

Our agreement with Wal*Mart de Mexico provides that each party will not deal with other parties to operate leased department vision centers in Mexico.  (We have agreed to waive this restriction for the next five stores opened by Wal*Mart de Mexico.)  This agreement also permits each party to terminate the lease for each vision center which fails to meet minimum sales requirements specified in the agreement.  Under our agreement with Wal*Mart de Mexico, we have two options for two-year renewals, and one option for an additional one-year renewal, for each vision center.

We meet with representatives of our host companies on a regular basis and periodically discuss proposed amendments to our master license agreements, as well as expansion opportunities.  We can provide no assurances that we will enter into favorable amendments to these agreements or that we will have any opportunities to expand our operations within any of our current host environments.

Liquidity And Capital Resources

Our capital needs have been for operating expenses, capital expenditures, the repayment of principal on the Senior Subordinated Notes and the payment of interest expense.  Our sources of capital have been cash flow from operations and borrowings under the Company’s credit facility.

It is the Company’s intent to use excess cash for its ongoing operations, repayment of principal and payment of interest on the Company’s outstanding debt and for the repurchase of Notes.  During the first quarter of 2003, the Company made a principal redemption payment on the Senior Subordinated Notes of approximately $2.9 million on February 28, 2003.  In addition, the Company made an interest payment of approximately $6.4 million on March 28, 2003.  The principal redemption was based on the requirements of the indenture and was made at 100% of par.  Pursuant to the terms of the indenture, each principal redemption payment is based on the results for the six-month period ending in June or December, respectively.  We also made our fiscal 2002 rent reconciliation payment to Wal*Mart in February 2003, which approximated $3.9 million, and made incentive payments based on 2002 results to store and management personnel in March 2003.  The Company borrowed $1.0 million under its credit facility in the week preceding the interest payment date in order to provide liquidity for the Company’s daily cash flow requirements.  The Company repaid the borrowings during April 2003.

As of June 17, 2003, the Company’s remaining unused availability under its credit facility with Fleet, after being reduced for letter of credit requirements, has increased slightly to approximately $2.8 million from $1.7 million at December 28, 2002.  At June 17, 2003, the Company had no borrowings under its credit facility, and had letters of credit of $4.4 million outstanding.  The Company believes that cash generated from operations and funds available under the credit facility will be sufficient to satisfy its cash requirements through 2003.  Cash and cash equivalents totaled $3.1 million on March 29, 2003 after making the first quarter interest payments and the first quarter principal redemption payments.

In the first quarter, we made the following changes to our inventory:

  We rolled out a new eyeglass frames collection and changed approximately 50% of the frames we display at retail; and

  We rolled out a new offering of contact lenses and sunglasses.

As a result of these changes, we increased our inventory of eyeglass frames approximately $1.5 million versus December 28, 2002 and our inventory of contact lenses and sunglasses by $2.5 million versus December 28, 2002.  We obtained extended payment terms for the initial product purchases, which resulted in comparable increases in accounts payable as of the end of the first quarter.  We expect that the inventory and accounts payable balances will decline from these levels during the second quarter.  We anticipate that our frame inventory level will decline in the second quarter of 2003 to a level consistent with the comparable period in 2002.  We anticipate inventory levels of contact lenses and sunglasses to decline in the second quarter of 2003; however, such levels will remain higher than the comparable period in 2002.

During the second and third quarter of 2003, we expect to change the number and mix of disposable contact lenses that we offer at our retail locations.  During the rollout of this change, we will temporarily increase our aggregate investments in this inventory by approximately $500,000.  We further expect that, at the end of the third quarter, our inventory of disposable contact lenses will decline to historical levels.

Historically, the Company conducts a contact lens event during June, which results in a significant increase in contact lens sales during the last two weeks of the month.  For 2003, the event will conclude during the first week of July.  Consequently, we expect an increase in contact lens inventory at the end of the second quarter, which will be sold during the first week of the third quarter.  We anticipate this increase to approximate $500,000.

Subsequent to the issuance of the Company’s 2001 financial statements, the Company’s management determined that certain revisions to the 2001 financial statements were required.  An effect of the restatement was to adjust the calculation of working capital under the indenture for purposes of determining the excess cash flow payment for the cumulative period from June 2, 2001 through December 28, 2002.  The effect of this adjustment was to increase the cumulative payments of excess cash flow during this same period by $953,000.  Our indenture expressly provides that, in the event of a restatement which affects a previously made excess cash flow payment, the next payment of excess cash flow otherwise due is appropriately adjusted so that the under- or over-payment is corrected.  The Company accordingly expects that, subject to the minimum cash requirements and other provisions of the indenture, it will increase its next cash flow payment in August 2003 by $953,000.  The Company can provide no assurances that such a payment will in fact be made.

During the third quarter of 2002, the Company’s Board of Directors authorized the Company to spend up to $3 million in cash to repurchase (in private, unsolicited transactions) the Company’s Senior Subordinated Notes, within a rolling twelve-month period.  The initial twelve-month rolling period started in August 2002.  These repurchases have been made on individually negotiated discounts to par.  As of December 28, 2002, the Company had repurchased Notes with a face value of $4.5 million for $3.0 million in cash (which included $106,000 of accrued interest), resulting in a non-cash, extraordinary gain of $1.6 million during fiscal 2002.

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

In November 2002, the Board of Directors revised its prior resolution and authorized the Company to continue to repurchase Notes in private transactions (without any annual limit), subject only to any limitations on repurchases contained in the Company’s credit facility.  The Company is discussing amendments to its credit facility with its lender to permit the Company to continue to repurchase the Notes, but subject to limitations required by the lender.

Prior to 2002, we opened 400 domestic Wal*Mart vision centers, as provided for in our Master Lease Agreement.  The Company opened one vision center on a military base during the first quarter of 2003.  We expect to open between 5 and 7 vision centers in 2003 in host environments other than domestic Wal*Mart vision centers.  These store openings are subject to change depending upon liquidity, construction schedules and other constraints.  For each of our new vision centers, we typically spend between $100,000 and $140,000 for fixed assets and approximately $25,000 for inventory.

Through March 29, 2003, we have converted 3 Wal*Mart vision centers to supercenters this year.  In all of 2003, we expect to convert between 14 and 17 of our existing Wal*Mart vision centers to supercenters.  Each supercenter conversion requires expenditures of approximately $60,000 to $80,000 and effectively “re-starts” that location’s lease term.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50," ("FIN 46").  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 requires footnote disclosures of the guarantees or indemnification agreements a company issues.  With certain exceptions, these agreements will also require a company to prospectively recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN No. 45 on December 29, 2002 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  As vision centers are identified for closure, any costs associated with the closure or disposal will be recorded at fair value when the liability is incurred.  The Company adopted this statement on December 29, 2002.  As a result, the Company has reflected closing costs associated with store closings at their fair values when incurred.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections."  One of the major changes of this statement is to change the accounting for the classification of gains and losses arising from the extinguishment of debt.  Upon adoption of SFAS No. 145, the Company will follow APB 30, in determining whether such extinguishment of debt may be classified as extraordinary.  The Company adopted SFAS No. 145 on December 29, 2002, which will result in future gains or losses on extinguishment of debt being presented as a component of income from continuing operations instead of as an extraordinary item.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations presents the consolidated financial statements of National Vision, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas that require management’s judgment and the use of estimates include:  reserves for loss, obsolescence and discontinuance of inventory, reserves for uncollectible managed care receivables, accruals for self-insured group medical insurance claims and workers’ compensation claims, accruals for remake and warranty costs and  estimates for the deferral of revenue for product not delivered at the end of the reporting period.

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”  ("SAB 101").  SAB 101 summarizes the SEC’s view in applying generally accepted accounting principles to selected revenue recognition issues.  The Company defers revenue recognition until delivery of the product by estimating the value of transactions in which final delivery to the customer has not occurred at the end of the period presented.  The amount of cash received at the time the customer’s order is placed is recorded as a deposit liability and is presented within accrued liabilities.  These estimates are based on historical trends and take into consideration current changes in the Company’s manufacturing and distribution process.

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

Valuation of long-lived and intangible assets

Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of the Company’s adoption of fresh start accounting in May 2001.  This intangible asset, which has a value of $99.1 million at March 29, 2003, represents the value of the Company’s lease agreement with Wal*Mart and the business relationship therein created.  In accordance with SFAS No. 142, this intangible is an amortizable asset because it has a finite useful life.  However, the precise length of its life is not known due primarily to the Wal*Mart superstore conversions that automatically trigger extensions on the contractual life of the asset.  Based on our projections, our best estimate of the useful life of this asset is 15 years.  Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal*Mart relationship, we amortize this asset using the straight-line method.

We assess the impairment of all identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important, which could trigger an impairment review, include (1) a significant underperformance of vision center operations relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of Company assets or the strategy for our overall retail optical business; (3) significant negative industry or economic trends; (4) a significant decline or adverse change in the rate or geographic concentration of Wal*Mart host store relocations or superstore conversions; and (5) a permanent adverse change in cash flows generated by an operation.

If we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected cash flow model.  If the projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow method.  Significant management judgment is required regarding the existence of impairment indicators as discussed above.  Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  Based on our review of our intangible and other long-lived assets as of March 29, 2003, no impairment was determined to exist.

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

It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carry forward.  Upon reaching such a conclusion, we would immediately record the estimated net realizable value at a rate equal to our combined federal and state effective rates.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected.

Self-Insurance Accruals

We self-insure estimated costs associated with workers’ compensation claims and group medical liabilities, up to certain limits.  Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported.  The recorded levels of these reserves incorporate historical loss experience and judgments about the present and expected levels of cost per claim.  Trends in actual experience are a significant factor in the determination of such reserves.  We believe our estimated reserves for such claims are adequate, however actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

Other Accounting Policies

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment.

RISK FACTORS.  Any expectations, beliefs and other non-historical statements contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements represent the Company’s expectations or belief concerning future events, including the following:  any statements regarding future sales levels, any statements regarding the continuation of historical trends, any statements regarding the Company’s liquidity and any statements regarding tax losses.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.  With respect to such forward-looking statements and others that may be made by, or on behalf of, the Company, the factors described as “Risk Factors” in the Company’s Report on Form 10-K, filed on June 4, 2003, could materially affect the Company’s actual results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates.  The Company’s primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso.  Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves the Company’s risk management policies.  We manage market risk on the basis of an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings.  The Company’s financial advisors, both internal and external, provide ongoing advice regarding trends that affect management’s assessment.  The Company's operations are not considered to give rise to significant market risk.

INTEREST RATE RISK

The Company borrows under its credit facility at variable interest rates.  We therefore incur the risk of increased interest costs if interest rates rise.  At March 29, 2003, the Company had approximately $1.0 million outstanding borrowing under its credit facility. The Company's interest cost under its Senior Notes is fixed at 12% through the expiration date in 2009.

FOREIGN CURRENCY RISK

The Company's division in Mexico operates in a functional currency other than the U.S. dollar.  The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders' equity.  Such translation resulted in unrealized losses of $73,000 in the first quarter of 2003.  Historically, the Company has not attempted to hedge this equity risk.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, with the exception of certain deficiencies described below, the Company’s disclosure controls and procedures are effective as of the date of such evaluation.   Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company has been advised by its independent auditors that they had identified certain deficiencies in the Company's controls and procedures over accounting for vendor allowances and discounts and, accordingly, the independent auditors have made recommendations to improve controls in this area.  Management is in the process of implementing specific controls with the intention of remedying these deficiencies.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed herewith or incorporated by reference:
Exhibit Number

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.2

(b)	Reports on Form 8-K.

                          The following reports on Form 8-K have been filed during the quarter for which this report is filed:

Date of Report	Item Reported	Financial Statements Filed

January 9, 2003	Item 5	none

February 26, 2003	Item 5	none

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Angus C. Morrison
Angus C. Morrison
Senior Vice President
Chief Financial Officer

By: /s/ S. Lynn Butler
S. Lynn Butler
Principal Accounting Officer

June 18, 2003

I, Reade Fahs, certify that:

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

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 18, 2003

/s/ Reade Fahs
__________________________________________________
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

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 18, 2003

/s/ Angus C. Morrison
__________________________________________________
Angus C. Morrison
Title: Chief Financial Officer