Form 10-Q/A
period 2003-03-29
NATIONAL VISION INC
filed 2003-06-18
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q/A

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

EXPLANATORY NOTE.  This Amendment to the Quarterly Report on Form 10-Q/A for the period ended March 29, 2003 is being filed to correct a typographical error in the certification period covered in Exhibit 99.2, "Certification pursuant to 18.U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002."  No other information has been amended from the previous Quarterly Report covering this period.

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