Form 10-Q
period 2003-06-28
NATIONAL VISION INC
filed 2003-08-12
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
June 28, 2003	Number 0-20001

NATIONAL VISION, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1910859
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

296 Grayson Highway
Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 822-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          YES   ☑           NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).

                                            YES   ☐           NO   ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                             YES   ☑           NO   ☐

The number of shares of Common Stock of the registrant outstanding as of August 4, 2003 was 5,266,672, including shares that are part of the disputed claims reserve in the registrant's Chapter 11 Case.

 FORM 10-Q INDEX

		Page
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -	3
	June 28, 2003 (unaudited) and December 28, 2002

	Condensed Consolidated Statements of Operations (unaudited) -	5
	Three Months Ended June 28, 2003
	Three Months Ended June 29, 2002

	Six Months Ended June 28, 2003	6
	Six Months Ended June 29, 2002

	Condensed Consolidated Statements of Cash Flows (unaudited) -	7
	Six Months Ended June 28, 2003
	Six Months Ended June 29, 2002

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion And Analysis Of	14
	Financial Condition And Results Of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 6.	Exhibits And Reports On Form 8-K	30

Signatures		31

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		32

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 28, 2003 and December 28, 2002
(In thousands except share information)

	June 28, 2003
	(unaudited)	December 28, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,613	$9,020
Accounts receivable
(net of allowance: 2003 - $1,164; 2002 - $1,031)	2,638	2,164
Inventories	20,056	17,928
Other current assets	889	979
Deferred income tax asset	--	975

Total current assets	34,196	31,066

PROPERTY AND EQUIPMENT:
Equipment	20,798	19,876
Furniture and fixtures	8,353	7,833
Leasehold improvements	7,000	6,709
Construction in progress	494	1,360
	36,645	35,778
Less accumulated depreciation	(21,460)	(17,786)

Net property and equipment	15,185	17,992

INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization: 2003 - $15,637;
2002 - $11,934)	97,268	100,960

OTHER ASSETS AND DEFERRED COSTS
(net of accumulated amortization: 2003 -- $821;
2002 - $658)	840	1,004
	$147,489	$151,022

 3 -

	June 28, 2003
	(unaudited)	December 28, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,179	$3,445
Accrued expenses and other current liabilities	26,436	24,067
Current portion, Senior Subordinated Notes	5,289	3,824
Total current liabilities	37,904	31,336

SENIOR SUBORDINATED NOTES	101,546	105,882

DEFERRED INCOME TAX LIABILITY	--	975

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 5,084,400 shares
authorized, none issued	--	--
Common stock $0.01 par value; 10,000,000 shares authorized,
5,098,672 and 5,084,400 shares issued and outstanding at June 28, 2003
and December 28, 2002, respectively	50	50
Additional paid-in capital	25,078	25,097
Deferred stock compensation	(96)	(124)
Retained deficit	(16,832)	(12,064)
Accumulated other comprehensive income	(161)	(130)
	8,039	12,829

Total shareholders' equity	$147,489	$151,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Three months	Three months
	ended	ended
	June 28, 2003	June 29, 2002
Retail sales, net	$59,209	$58,178
Premium revenue	1,647	664

Total net sales	60,856	58,842
Cost of goods sold	27,945	26,254

Total gross profit	32,911	32,588
Selling, general & administrative expense	32,341	31,063

Operating income	570	1,524
Interest expense, net	3,241	3,564

Loss from continuing operations before income taxes	(2,671)	(2,040)
Income tax expense	--	--

Loss from continuing operations	(2,671)	(2,040)

Discontinued operations:
Operating income / (loss) from discontinued operations	(20)	484
Loss on disposal	(30)	--
Income / (loss) from discontinued operations, net of taxes	(50)	484

Net loss	$(2,721)	$(1,556)

Basic net loss per share	$(0.54)	$(0.31)

Diluted net loss per share	$(0.54)	$(0.31)

	Six months	Six months
	ended	ended
	June 28, 2003	June 29, 2002
Retail sales, net	$119,605	$116,954
Premium revenue	3,007	661

Total net sales	122,612	117,615
Cost of goods sold	55,718	51,791

Total gross profit	66,894	65,824
Selling, general & administrative expense	64,405	62,596

Operating income	2,489	3,228
Interest expense, net	6,545	7,144

Loss from continuing operations before income taxes	(4,056)	(3,916)
Income tax expense	--	--

Loss from continuing operations	(4,056)	(3,916)

Discontinued operations:
Operating income / (loss) from discontinued operations	(72)	940
Loss on disposal	(77)	--
Income / (loss) from discontinued operations, net of taxes	(149)	940

Loss before cumulative effect of a change in accounting principle	(4,205)	(2,976)
Cumulative effect of a change in accounting principle	(564)	--

Net loss	$(4,769)	$(2,976)

Basic net loss per share	$(0.94)	$(0.59)

Diluted net loss per share	$(0.94)	$(0.59)

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In thousands)

	Six months	Six months
	ended	ended
	June 28, 2003	June 29, 2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,769)	$(2,976)
Adjustments to reconcile net loss to
cash provided by operating activities:
Depreciation & amortization	8,105	9,821
Cumulative effect of a change in accounting principle	564	--
Other	22	144
Changes in operating assets & liabilities:
Accounts receivable	(474)	1,446
Inventories	(2,692)	(1,143)
Other current assets	90	(371)
Accounts payable	2,734	874
Accrued expenses and other current liabilities	2,369	(940)

Total adjustments	10,718	9,831

Net cash provided by operating activities	5,949	6,855

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	106	--
Purchase of property & equipment	(1,591)	(2,153)

Net cash used in investing activities	(1,485)	(2,153)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances on revolving credit facility	1,625	7,232
Payments on revolving credit facility	(1,625)	(7,232)
Repayments of principal on Senior
Subordinated Notes	(2,871)	(1,597)
Principal payments on other long-term debt	--	(12)

Net cash used in financing activities	(2,871)	(1,609)

Net increase in cash	1,593	3,093
Cash, beginning of period	9,020	9,846

Cash, end of period	$10,613	$12,939

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2003
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

(2)  DISCONTINUED OPERATIONS

During the second quarter of 2003, the Company closed ten vision centers.  Five closings were the result of Wal*Mart lease expirations.  The remaining five closures were under-performing Fred Meyer vision centers closed prior to their scheduled lease expiration. Through June 28, 2003, the Company has closed a total of 18 Wal*Mart vision centers, 5 vision centers in Fred Meyer and 2 vision centers on military bases.  Condensed information for these closed stores is presented below.  The net loss on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets.   Historical operating results for these closed vision centers have been reclassified as discontinued operations and presented separately for all periods presented in the Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Total net sales	$297	$3,093	$1,702	$6,193
Operating income / (loss)	$(20)	$484	$(72)	$940
Loss on disposal	$(30)	$--	$(77)	$--

(3)  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" ("EITF  02-16") at the beginning of the first quarter of 2003.  This issue addresses the method by which retailers account for vendor allowances.  Prior to fiscal 2003, the Company received vendor allowances through co-op advertising agreements, which were classified in the income statement as a reduction in advertising expense.  As a result of the adoption of EITF 02-16, certain vendor allowances, which formerly were treated as a reduction in advertising costs, are presented as a reduction of inventory cost and subsequently as a component of cost of goods sold.   On the first day of fiscal 2003, the Company recorded additional expense of $564,000 as the cumulative effect for this change in accounting principle.  This amount reflects the portion of vendor allowances that would have reduced inventory costs had this new accounting pronouncement been in effect in 2002.

(4)  EXTENDED WARRANTY PRODUCT

During the second quarter of 2003, the Company began selling an extended warranty plan that provides for free replacement of frames and lenses if broken, bent or damaged within 12 months of the date of purchase.  Revenue from the sale of these contracts is deferred and amortized over the life of the contract on a straight-line basis.  The cost to service the warranty claims is expensed as incurred.  As of June 28, 2003, the Company has recognized approximately $70,000 of revenue and deferred approximately $800,000 of revenue related to this product.

 8

(5)  SENIOR SUBORDINATED NOTES AND REVOLVING LINE OF CREDIT

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

Based on results for the six-month period ended June 28, 2003, the Company expects to make an excess cash repayment of approximately  $5.3 million, which includes $953,000 of additional principal based on prior periods' calculation.  This amount is presented as a current liability at June 28, 2003.

On March 28, 2003 the Company made a semi-annual interest payment in the amount of $6.4 million.  On February 28, 2003, the Company made a principal redemption in the amount of $2.9 million, plus accrued interest of approximately $150,000.

The Company had no outstanding borrowings on its Revolving Credit Facility at June 28, 2003.  The Company's availability under the Revolving Credit Facility at June 28, 2003, after being reduced for letter of credit requirements, was approximately $2.8 million.

(6)  EARNINGS PER COMMON SHARE

The computation for basic and diluted earnings per share is summarized as follows (amounts in thousands except per share information):

	Three Months Ended
	June 28, 2003	June 29, 2002
Net loss from continuing operations	$(2,671)	$(2,040)
Net income / (loss) from discontinued operations	(50)	484
Net loss	$(2,721)	$(1,556)

Weighted shares outstanding	5,099	5,084
Less: Unvested restricted stock	(56)	(84)
	5,043	5,000

Basic and diluted loss per share:
Loss from continuing operations	$(0.53)	$(0.41)
Income / (loss) from discontinued operations	(0.01)	0.10
Net loss per basic and diluted share	$(0.54)	$(0.31)

	Six Months Ended
	June 28, 2003	June 29, 2002
Net loss from continuing operations	$(4,056)	$(3,916)
Net income / (loss) from discontinued operations	(149)	940
Cumulative effect of a change in accounting principle	(564)	--
Net loss	$(4,769)	$(2,976)

Weighted shares outstanding	5,092	5,084
Less: Unvested restricted stock	(28)	(84)
	5,064	5,000

Basic and diluted loss per share:
Loss from continuing operations	$(0.80)	$(0.77)
Income / (loss) from discontinued operations	(0.03)	0.18
Cumulative effect of a change in accounting principle	(0.11)	--
Net loss per basic and diluted share	$(0.94)	$(0.59)

At June 28, 2003 and June 29, 2002, the Company had approximately 577,000 and 534,000 stock options and unvested restricted shares outstanding, respectively, which have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2003
(Unaudited)

(7)  STOCK COMPENSATION/EQUITY TRANSACTIONS

The Company applies the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".  Stock option awards continue to be accounted for in accordance with APB Opinion No. 25.  In October 2001, the Company granted stock options to eligible employees under the Company's employee stock option plan.  Because the number of shares to be issued and the per share strike price are certain, this stock option plan qualifies for fixed accounting treatment.  As the strike price equaled market value, the Company did not record compensation expense at the date of grant for these stock options.

Had compensation cost for this plan been determined based on the fair value at the grant date for awards in the first half of 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share information):

	Three Months Ended	Three Months Ended
	June 28, 2003	June 29, 2002
As reported:
Net loss	$(2,721)	$(1,556)

Pro forma:
Compensation expense	(18)	(14)
Net loss	$(2,739)	$(1,570)

As reported:
Loss per share	$(0.54)	$(0.31)

Pro forma:
Compensation expense per share	--	--
Net loss per share	$(0.54)	$(0.31)

	Six Months Ended	Six Months Ended
	June 28, 2003	June 29, 2002
As reported:
Net loss	$(4,769)	$(2,976)

Pro forma:
Compensation expense	(35)	(20)
Net loss	$(4,804)	$(2,996)

As reported:
Loss per share	$(0.94)	$(0.59)

Pro forma:
Compensation expense per share	(0.01)	--
Net loss per share	$(0.95)	$(0.59)

In April of 2003, the Company issued 14,272 shares of its common stock to certain members of management in accordance with the Company's Long-Term incentive performance plan.  These shares are reflected in the Company's total shares outstanding at June 28, 2003.

(8)  SUPPLEMENTAL DISCLOSURE INFORMATION

Inventory balances, by classification, may be summarized as follows (amounts in thousands):

	June 28, 2003	December 28, 2002

Raw Material	$12,569	$10,024
Finished Goods	6,965	7,344
Supplies	522	560

	$20,056	$17,928

Significant components of accrued expenses and other current liabilities may be summarized as follows (amounts in thousands):

	Balance at	Balance at
	June 28, 2003	December 28, 2002

Accrued employee compensation and benefits	$4,537	$5,736
Accrued rent expense	$4,693	$5,914
Accrued capital expenditures	$15	$442
Customer deposit liability	$5,814	$2,158
Accrued interest expense	$3,205	$3,287
Deferred warranty revenue	$821	$--

The components of interest expense, net, are summarized as follows (amounts in thousands):

	Three months ended	Three months ended
	June 28, 2003	June 29, 2002

Interest expense on debt	$3,205	$3,576
Purchase discounts on invoice payments	(91)	(115)
Finance fees	75	69
Interest income	(10)	(18)
Other	62	52

	$3,241	$3,564

	Six months ended	Six months ended
	June 28, 2003	June 29, 2002

Interest expense on debt	$6,472	$7,186
Purchase discounts on invoice payments	(165)	(232)
Finance fees	151	147
Interest income	(32)	(52) .
Other	119	95

	$6,545	$7,144

(9)  COMPREHENSIVE INCOME / (LOSS)

Comprehensive income / (loss), which consists of net income and foreign currency translation adjustments, was a loss of approximately $2.7 million and approximately $1.7 million for the three months ended June 28, 2003 and June 29, 2002, respectively.  Comprehensive loss for the six months ended June 28, 2003 was $ 4.8 million and for the six months ended June 29, 2002 was $3.1 million.

(10)  RECENT ACCOUNTING PRONOUNCEMENTS

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

(11)  SUBSEQUENT EVENTS

Since June 28, 2003, the Company has closed seven Wal*Mart vision centers and seven vision centers within Fred Meyer.

In July 2003, the Company amended its agreement with Fred Meyer.  Our new agreement provides an extension of the original lease term from December 31, 2003 to December 31, 2006 and eliminates the five-year option to extend the agreement.  The amendment also revises the rent structure, beginning in 2004, to better align rent obligations with individual store performance.  The amendment also permits the closure of 12 under-performing locations.  Five of these vision centers closed in the second quarter of 2003, and the remainder have been closed in the third quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company’s results of operations in any period are significantly affected by the number and mix of vision centers operating during such period.  At June 28, 2003, the Company operated 495 vision centers, versus 518 vision centers at December 28, 2002 and June 29, 2002.

	As of	As of	As of
	June 28, 2003	December 28, 2002	June 29, 2002

Wal*Mart, domestic	381	399	399
Fred Meyer	54	58	58
Military	23	24	24
Wal*Mart de Mexico	37	37	37

TOTAL	495	518	518

THREE MONTHS ENDED JUNE 28, 2003 (THE “CURRENT THREE MONTHS”) COMPARED TO THREE MONTHS ENDED JUNE 29, 2002 (THE “PRIOR THREE MONTHS”)

CONSOLIDATED RESULTS

	Three Months Ended
	June 28, 2003		June 29, 2002
	$	% of Sales	$	% of Sales

Domestic store comp %		1.0%		1.5%

Net sales	$60,856		$58,842

Gross profit	32,911	54.1%	32,588	55.4%
Selling, general and administrative expense	32,341	53.1%	31,063	52.8%
Operating income from continuing operations	$570	1.0%	$1,524	2.6%
Income / (loss) from discontinued operations,
net of income taxes	$(50)		$484
Net loss	$(2,721)		$(1,556)

Capital expenditures	$768		$1,357
Depreciation and amortization:
Continuing operations	$4,005		$4,749
Discontinued operations	$14		$64

Overview of Results.  Historically, the Company has held a contact lens event in mid-June, generating between $2.0 and $4.0 million in sales.  In prior years, sales from the event were part of second quarter results.  In 2003, this event was held during the final week of the month versus earlier in the month in 2002.  As a result, we received many orders in late June for contact lenses that were delivered to customers in early July.  The amount of such orders was approximately $3.9 million.  The Company recognizes sales revenue upon delivery of the product.  As a result, the $3.9 million in sales and $1.0 million in gross margin has been deferred and will be recognized in the third quarter of 2003.

Significant items that negatively affected the financial results for the second quarter of 2003 are summarized as follows:  (in millions)

(A)	Decline in operating income due to store closures; represents the change in results from discontinued operations	0.5

(B)	Reduction in gross profit resulting from deferring revenues related to the contact lens event from the second quarter to the third quarter in 2003	1.0

(C)	Increase in professional fees related to the re-audit of the 2001 financial statements and completion of the 2002 financial statements	0.3

(D)	Increase in store payroll, which includes rate increases and incentive expense	1.1

(E)	Increase in workers compensation expense related to adverse development of prior year claims	0.3

Net Sales.  Even with the significant timing difference of the contact lens event, the Company recorded net sales of $60.9 million in the Current Three Months, a 3.4% increase from sales of $58.8 million in the Prior Three Months.  The sales increase was partially due to premium revenue from a managed care insurance product that the Company began selling in the Wal*Mart California vision centers during the second quarter of 2002.  Revenue from this product contributed approximately $1.0 million of the sales increase for the Current Three Months.  The remaining increase came from a domestic comparable store sales increase of 1.0%.

Historically, the Company's in-store presentation of frame and lens options was based on a package price, which included a pair of frames, a base lens and certain lens options.  In July of 2002, the Company "unbundled" the package price so that prices for frames and lenses are separately presented in the store.  The new presentation is more clear, concise and customer-friendly and is similar to product and price presentation at a majority of our competitors' stores.  After an initial orientation phase, the Company has experienced an increase in the average spectacle transaction value.

During the second quarter of 2003, the Company began selling an extended warranty plan that provides for free replacement of frames and lenses if broken, bent or damaged with 12 months.  The Company recognizes this revenue over 12 months.  Although this was not a significant factor in the sales improvement in the Current Three Months, the amount of warranty revenues recognized in future periods is expected to increase as sales of the product accumulate.  As of June 28, 2003, the Company has deferred revenue related to this product of approximately $800,000, and had recognized revenue of approximately $70,000.

Also in 2003, the Company began selling and manufacturing eyeglasses for certain outside vision centers.  Total revenue from this line of business was approximately $300,000 for the Current Three Months.

Gross Profit.  In the Current Three Months, gross profit dollars increased slightly over gross profit dollars in the Prior Three Months.  The retail and insurance components of sales and gross profit for the Current and Prior Three Months are detailed below:  (in thousands)

	Three Months Ended		Three Months Ended
	June 28, 2003		June 29, 2002

Retail sales, net	$59,209	100.0%	$58,178	100.0%
Retail cost of goods sold	26,389	44.6%	25,635	44.1%

Retail gross profit	$32,820	55.4%	$32,543	55.9%

Premium revenue	$1,647	100.0%	$664	100.0%
Claims expense	1,556	94.5%	619	93.2%

Insurance gross profit	$91	5.5%	$45	6.8%

Total net sales	$60,856	100.0%	$58,842	100.0%
Total cost of goods sold	27,945	45.9%	26,254	44.6%

Total gross profit	$32,911	54.1%	$32,588	55.4%

Retail gross profit decreased by 0.5% as a percent of sales in the Current Three Months.  The Company experienced a shift in sales mix toward contact lens and sunglasses, coupled with a slight decrease in eyeglass margins in the Current Three Months.  This margin decline was furthered by an increase in rent expense (which is a component of Gross Profit) for the Wal*Mart division.  This was primarily due to approximately 47 vision centers entering the “3-year option period” of the Wal*Mart lease.  The option period effectively increases each location’s minimum rent requirement.  We expect this trend of increased rent to continue as additional Wal*Mart locations enter the “option period” of their lease.

Insurance gross profit represents premium revenue less claims expense for a managed care insurance product that the Company began selling in the Wal*Mart California vision centers in the second quarter of 2002.  We do not expect a significant change in insurance gross profit as a percent of premium revenue in future periods.  The addition of the lower-margin insurance product increased total revenues over the Prior Three Months by $1.0 million and increased gross profit dollars by $45,000, but decreased total gross profit as a percent of total net sales by 0.8%.

Selling, General, And Administrative Expense (“SG&A expense”).  SG&A expense (which includes both store operating expenses and home office overhead) increased to $ 32.3 million in the Current Three Months from $ 31.1 million for the Prior Three Months.   The increase in SG&A dollars was primarily attributable to:

  retail-level payroll costs, which increased approximately $ 1.3 million or 2.1% of sales over the Prior Three Months.  This percentage increase was due to:
(a)	an increase in rates in certain markets, where growing competition resulted in upward pressure on rates for optical personnel;

(b)	an increase in incentive costs. The Company amended its incentive plan in 2003 to drive improvements in retail performance. Also, store-level incentives are impacted by "orders placed," including $3.9 million of orders related to the contact lens event where the sales were deferred into July when the product was delivered to the customer and $800,000 of extended warranty sales that will be recognized as revenue over the 12-month protection period; and

(c)	an increase in health and medical benefit costs.

  workers compensation expense, which increased approximately $300,000 or 0.5% of sales over the Prior Three Months.  This increase was due to adverse claims development from previous years, and increased professional fees of approximately $300,000 associated with the re-audit of the 2001 financial statements and completion of the 2002 financial statements.

Operating Income.  Operating income for the Current Three Months declined by approximately $1.0 million from the Prior Three Months.   Operating income as a percentage of sales was 1.0% in the Current Three Months, down from 2.6% in the Prior Three Months.

Interest Expense.  Interest expense was $ 3.2 million compared to $ 3.6 million in the Prior Three Months.  The decrease was primarily the result of a weighted-average outstanding debt balance of $ 106.9 million in the Current Three Months versus $118.4 million in the Prior Three Months.  Our Senior Subordinated debt has a fixed interest rate of 12%, which has not changed since issuance in May 2001.

Benefit For Income Taxes.  The Company recorded a pre-tax  operating loss in the Current Three Months.  No income tax benefit has been recorded due to the uncertainty of realizability.

Loss from Discontinued Operations.  During the second quarter of 2003, the Company closed 10 vision centers.  Five closings were the result of  Wal*Mart lease expirations.  The remaining 5 closures were under-performing  vision centers in Fred Meyer that were closed prior to their scheduled lease expiration.  In fiscal 2003, the Company has closed a total of 18 Wal*Mart vision centers, 5 vision centers in Fred Meyer and 2 vision centers on military bases through June 28, 2003.  Condensed information for these closed stores is presented below.  The net loss on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets.   Historical operating results for these closed vision centers have been reclassified as discontinued operations and presented separately for all periods presesnted in the Condensed Consolidated Statements of Operations.

	Three Months Ended
	June 28, 2003	June 29, 2002

Total net sales	$297	$3,093
Operating income / (loss)	$(20)	$484
Loss on disposal	$(30)	$--

Net Income.  The Company incurred a net loss of $ 2.7 million in the Current Three Months versus a net loss of $ 1.6 million in the Prior Three Months.

Use of non-GAAP Financial Measures:  We frequently refer to EBITDA in this document.  EBITDA (as defined in the terms of our Senior Subordinated Debt agreement) is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, the cumulative effect of a change in accounting principle and reorganization items.  We refer to EBITDA because:

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

The following is a reconciliation of net earnings to EBITDA:

	Three Months Ended
	June 28, 2003	June 29, 2002
Net loss	$(2,721)	$(1,556)
Addback:
Interest expense, net	3,241	3,564
Income tax expense	--	--
Cumulative effect of a change in accounting principle	--	--
Depreciation and amortization	4,019	4,868

EBITDA	$4,539	$6,876

EBITDA.  EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, cumulative effect of a change in accounting principle and reorganization items.  (See "Use of non-GAAP financial measures.")  EBITDA declined from $6.8 million in the Prior Three Months to $4.5 million in the Current Three Months, primarily as the result of three factors:

  decline of $0.6 million EBITDA from discontinued operations,

  lower gross profit of $1.0 million due to deferring revenues related to the contact lens event from the second quarter to the third quarter of 2003 (see "Overview of Results");

  increases in store operating expenses, primarily from payroll and workers' compensation expense, and increases in professional fees of approximately $300,000 due to the re-audit of the 2001 financial statements and completion of the 2002 financial statements.

SIX MONTHS ENDED JUNE 28, 2003 (THE “CURRENT SIX MONTHS”) COMPARED TO SIX MONTHS ENDED JUNE 29, 2002 (THE “PRIOR SIX MONTHS”)

CONSOLIDATED RESULTS

	Six Months Ended
	June 28, 2003		June 29, 2002
	$	% of Sales	$	% of Sales

Domestic store comp %		2.0%		1.0%

Net sales	$122,612		$117,615

Gross profit	66,894	54.6%	65,824	56.0%
Selling, general and administrative expense	64,405	52.5%	62,596	53.2%
Operating income from continuing operations	$2,489	2.1%	$3,228	2.8%
Income / (loss) from discontinued operations,
net of income taxes	$(149)		$940
Cumulative effect of a change in accounting principle	$(564)		$--
Net loss	$(4,769)		$(2,976)

Capital expenditures	$1,591		$2,153
Depreciation and amortization:
Continuing operations	$8,016		$9,695
Discontinued operations	$89		$126

Net Sales.  The Company recorded net sales of $122.6 million in the Current Six Months, an increase of $5.0 million, or 4.3% from the Prior Six Months.  A portion of the remaining increase came from a domestic comparable store sales increase of 2.0%.  The sales increase was also partially due to premium revenue from a managed care insurance product that the Company began selling in the Wal*Mart California vision centers during the second quarter of 2002.  Revenue from this product contributed approximately $2.3 million of the sales increase for the Current Six Months.  Sales increases in the Current Six Months were somewhat reduced due to the timing of a contact lens event, typically held in mid-June.  In 2003, this event took place during the final weekend of June, resulting in customer orders of $3.9 million being deferred until delivery of the product in July.  (See "Overview of Results.")

During the second quarter of 2003, the Company began selling an extended warranty plan that provides for free replacement of frames and lenses if broken, bent or damaged with 12 months.  The Company recognizes this revenue over 12 months.  Although this was not a significant factor in the sales improvement in the Current Six Months, the amount of warranty revenues recognized in future periods is expected to increase as sales of the product accumulate.  As of June 28, 2003, the Company has deferred revenue related to this product of approximately $800,000, and had recognized approximately $70,000.

Also in 2003, the Company began selling and manufacturing eyeglasses for certain outside vision centers.  Total revenue from this line of business was approximately $300,000 for the Current Six Months.

Gross Profit.  In the Current Six Months, gross profit increased to $66.9 million from $65.8 million in the Prior Six Months.  The retail and insurance components of sales and gross profit for the Current and Prior Six Months are detailed below:  (in thousands)

	Six Months Ended		Six Months Ended
	June 28, 2003		June 29, 2002

Retail sales, net	$119,605	100.0%	$116,954	100.0%
Retail cost of goods sold	52,836	44.2%	51,176	43.8%

Retail gross profit	$66,769	55.8%	$65,778	56.2%

Premium revenue	$3,007	100.0%	$661	100.0%
Claims expense	2,882	95.8%	615	93.0%

Insurance gross profit	$125	4.2%	$46	7.0%

Total net sales	$122,612	100.0%	$117,615	100.0%
Total cost of goods sold	55,718	45.4%	51,791	44.0%

Total gross profit	$66,894	54.6%	$65,824	56.0%

Retail gross profit decreased by 0.4% as a percent of sales in the Current Six Months, but increased by approximately $1.0 million dollars.  The gross profit percentage decrease is primarily attributable to approximately 47 vision centers entering the "3-year option period" of the Wal*Mart lease.  The option period effectively increases each location's minimum rent requirement.  We expect this trend of increased rent to continue as additional Wal*Mart locations enter the "option period" of their lease.

These margin decreases were partially offset by an improvement in eyeglass margins in the Current Six Months.

Insurance gross profit represents premium revenue less claims expense for a managed care product that the Company began selling in the Wal*Mart California vision centers in the second quarter of 2002.  The addition of this lower-margin insurance product increased total revenues by $2.3 million and gross profit dollars by $79,000, but decreased total gross profit as a percent of total net sales by 1.0%.

Selling, General, And Administrative Expense (“SG&A expense”).   SG&A expense (which includes both store operating expenses and home office overhead) increased to $64.4 million  in the Current Six Months from $62.6 million for the Prior Six Months.  The increase in SG&A expense was primarily attributable to the following factors:

  retail-level payroll costs, which increased approximately $2.3 million  or 1.9% of sales over the Prior Six Months.  This increase was due to multiple factors, including:

(a)	an increase in health and medical benefit costs of approximately $300,000;

(b)	an increase in rates in certain markets, where state regulations for dispensing opticians and growing competition resulted in upward pressure on rates for optical personnel;

(c)	an increase in coverage. The Company restructured payroll scheduling in 2003, to provide consistent coverage based on operating needs by volume levels; and

(d)	an increase in incentive costs. The Company amended its incentive programs in 2003 to drive increases in retail performance. Also, store-level incentives are impacted by "orders placed," including $3.9 million of orders related to the contact lens event where the sales were deferred into July when the product was delivered to the customer and $800,000 of extended warranty sales that will be recognized as revenue over the 12-month protection period; and

  workers compensation expense, which increased approximately $500,000 or 0.4% of sales over the Prior Six Months.  This increase was due to adverse development of claims from previous years;

  increased professional fees associated with the re-audit of the 2001financial statements and the completion of the 2002 financial statements; and

  costs for the Company's national sales meeting, which approximated $300,000.

Some of this increase in SG&A expense was offset by decreases in advertising expenditures and lower receivable write-offs related to managed care sales for the Current Six Months.

Operating Income.  Operating income for the Current Six Months decreased to $2.5 million from $3.2 million in the Prior  Six Months.  Operating income as a percentage of sales was 2.1% in the Current Six Months, compared to 2.8% in the Prior Six Months.

Interest Expense.  Interest expense decreased to $6.5 million in the Current Six Months, compared to $7.1 million in the Prior Six Months.  The decrease was primarily the result of a weighted-average outstanding debt balance of $107.8 million in the Current Six Months versus $118.9 million in the Prior Six Months.  Our Senior Subordinated Debt has a fixed interest rate of 12%, which has not changed since issuance in May 2001.

Benefit For Income Taxes.  The Company recorded a pre-tax operating loss in the Current Six Months.  No income tax benefit has been recorded due to the uncertainty of realizability.

Loss from Discontinued Operations.  During the first half of 2003, 20 of the Company’s vision center leases expired, resulting in the closure of 18 Wal*Mart vision centers and two vision centers on military bases.  In addition, the Company has closed 5 under-performing vision centers in Fred Meyer locations prior to their scheduled lease expiration.  Condensed information for these closed stores is presented below.  The net loss on disposal of these operations included severance and closing costs and gains recorded from the sale of certain assets.   Operating results for these closed vision centers have been presented separately as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations.

	Six Months Ended
	June 28, 2003	June 29, 2002

Total net sales	$1,702	$6,193
Operating income / (loss)	$(72)	$940
Loss on disposal	$(77)	$--

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

Net Income.  The Company posted a net loss of $4.8 million versus a net loss of $3.0 million in the Prior Six Months.

EBITDA.  EBITDA is calculated as net earnings before interest, taxes, depreciation and amortization, extraordinary items, the cumulative effect of a change in accounting principle and reorganization items.  (See "Use of non-GAAP financial measures.")  EBITDA declined from $13.9 million in the Prior Six Months to $10.4 million in the Current Six Months primarily as a result of the following factors:

  decline of $1.1 million from discontinued operations,
  increases in store operating expenses, primarily from payroll and and workers' compensation expense, increases in professional fees due to the re-audit of the 2001 financial statements, and costs for the Company's national sales meeting.

The following is a reconciliation of net earnings to EBITDA:

	Six Months Ended
	June 28, 2003	June 29, 2002
Net loss	$(4,769)	$(2,976)
Addback:
Interest expense, net	6,545	7,144
Income tax expense	--	--
Cumulative effect of a change in accounting principle	564	--
Depreciation and amortization	8,105	9,821

EBITDA	$10,445	$13,989

SUMMARY OF MASTER LEASE AGREEMENTS

We have agreements governing our operations in host environments, such as Wal*Mart.  Typically, each agreement is for a base term, followed by an option to renew for a specified length of time.  The agreements provide for payments of minimum and percentage rent, and also contain customary provisions for leased department operations.

Wal*Mart Vision Centers

Our agreement with Wal*Mart gives us the right to open 400 vision centers, the last of which opened in 2001.  Our agreement with Wal*Mart also provides that, if Wal*Mart converts its own store to a supercenter (a store which contains a grocery department in addition to the traditional Wal*Mart store offering) and relocates our vision center as part of the conversion, the term of our lease begins again.  During 2002, 14 locations were relocated, effectively renewing these leases.  We expect approximately 19 leases to relocate to supercenters in 2003.  Eleven stores have relocated  in the first six months of 2003, effectively renewing their leases.  As of June 28, 2003, we have 152 vision centers located in Wal*Mart supercenters.  We believe that Wal*Mart may in the future convert many of its stores and thereby cause many of our leases to start again.  We have received no assurances from Wal*Mart as to how many of their locations will ultimately be converted.

On a continuous basis, the Company monitors total lease months remaining under the Wal*Mart Master License Agreement.  Our measurement of lease months assumes that we exercise all available renewal options, and that supercenter conversions currently scheduled will trigger new vision center leases.  The remaining lease months may be affected by the conversion of the host store to a supercenter.  additionally, the remaining lease months may be affected by the Company's decision on exercising lease renewal options and, in general, by the passage of time.  Total remaining lease months at June 2003 were approximately 25,300 compared to approximately 25,100 in July 2002.

The following table sets forth the number of leases for domestic Wal*Mart and Fred Meyer vision centers that expire each year, assuming the Company exercises all available options to extend the terms of the leases, with the exception of any known options that have been declined as of June 28, 2003.  This table includes 26 future Wal*Mart superstore conversions which are scheduled at this time.

Leases Expiring in Calendar Year

HOST COMPANY	2002	2003	2004	2005	2006	2007	2008	2009 AND THEREAFTER	TOTAL

Wal*Mart	6	35	37	38	41	55	26	162	400
Fred Meyer	–	12	–	–	47	–	--	–	59
Totals	6	47	37	38	88	55	26	162	459

Of the six Wal*Mart leases that expired in 2002, 1 location was closed in the first quarter of 2002 at the end of the original nine-year lease term.  The remaining 5 leases expired on December 31, 2002, which fell in the Company’s fiscal year 2003.  In fiscal 2003, 40 leases are scheduled to expire over the course of the year, including the 5 vision centers discussed above that closed on December 31, 2002; 13 in the first quarter, 5 in the second quarter, 8 in the third quarter, and 14 in the fourth quarter.  These stores represent annualized sales of approximately $20.6 million and annualized store-level operating income of approximately $2.5 million.  Store-level operating income excludes corporate overhead and other costs not specifically attributable to individual stores.  Of the 35 Wal*Mart leases scheduled to expire in calendar year 2003, the Company has elected to close 4 locations at the end of the original nine-year lease term due to store level operating losses.  The Company presents the financial results of closed stores separately as discontinued operations for all periods presented.

As of August 4, 2003, we have closed 25 Wal*Mart vision center, 12 Fred Meyer vision centers and 2 vision centers on military bases in fiscal 2003.  We are experiencing declining sales of approximately -25% in the final month of operations for stores that are closing.  We also have incurred store closing costs, including severance related to the 39 stores closed through August 4, 2003.  Store closing costs average between $5,000 and $10,000 per vision center.

As of June 28, 2003, we had 123 vision centers that were operating in the three-year extension period of the Wal*Mart lease.  We exercised our option to renew the leases for the three-year extension period for 28 Wal*Mart vision centers in the first half of 2003.  The base term for 32 vision centers expires in the last six months of 2003.  At this time, we have elected to close 4 of these locations at the end of the original nine-year lease.  We expect to renew the leases for the vast majority of the remaining vision centers.  These decisions will be based on various factors, including sales levels, anticipated future profitability, increased rental fees in the option period, and market share.

Other Vision Centers

In July 2003, the Company amended its agreement with Fred Meyer.  Our new agreement provides an extension of the original lease term from December 31, 2003 to December 31, 2006 and eliminates the five-year option to extend the agreement.  The amendment also revises the rent structure, beginning in 2004, to better align rent obligations with individual store performance.  The amendment also permits the closure of 12 under-performing locations.  Five of these vision centers closed in the second quarter of 2003, and the remainder have been closed in the third quarter.

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

On August 29, 2003, the Company expects to make a principal redemption payment of $5.3 million from existing cash balances to bondholders of record on August 15, 2003.  This amount includes $953,000 of additional principal from previous periods' excess cash calculation.  In addition, the Company expects to make a semi-annual interest payment of $6.1 million from existing cash balances on September 30, 2003.

As of August 4, 2003, the Company’s remaining unused availability under its credit facility with Fleet, after being reduced for letter of credit requirements, has increased slightly to approximately $1.8 million from $1.7 million at December 28, 2002.  At August 4, 2003 and June 28, 2003, the Company had no borrowings under its credit facility, and had letters of credit of $4.1 million outstanding.  Cash and cash equivalents totaled $10.6 million on June 28, 2003.  The Company believes that cash generated from operations and funds available under the credit facility will be sufficient to satisfy its cash requirements through 2003.

During the second quarter of 2003, the Company began selling an extended warranty plan that provides for free replacement of frames and lenses if broken, bent or damaged within 12 months of the date of purchase.  The Company recognizes this revenue on a straight-line basis over 12 months.  As of June 28, 2003, the Company has deferred revenue related to this product of approximately $0.8 million.

During the first half of 2003, we rolled out a new eyeglass frames collection, which changed approximately 50% of the frames we display at retail, and we rolled out a new offering of contact lenses and sunglasses.  As a result of these changes we increased our inventory of eyeglass frames, contact lenses and sunglasses versus December 28, 2002.  We obtained extended payment terms for the initial product purchases, which resulted in comparable increases in accounts payable as of the end of the first quarter.  During the second quarter, our frame inventory level declined to a level consistent with the comparable period in 2002.  We anticipate our frame inventory levels to decline slightly in the course of the second half.  Our inventory levels of contact lenses and sunglasses declined in the second quarter.  The level of contact lenses will remain higher than the comparable period in 2002, and we expect our inventory to remain at higher levels during the second half of 2003.

During the second quarter of 2003, we changed the number and mix of disposable contact lenses that we offer at our retail locations.  The biggest change represents the addition of color disposable contact lenses to store stock.  During the rollout of this change, we temporarily increased our aggregate investment in this inventory by approximately $500,000.  We further expect that, at the end of the third quarter, our inventory of disposable contact lenses will decline to a level closer to historical levels.

During the third quarter of 2002, the Company’s Board of Directors authorized the Company to spend up to $3 million in cash to repurchase (in private, unsolicited transactions) the Company’s Senior Subordinated Notes, within a rolling twelve-month period.  The initial twelve-month rolling period started in August 2002.  These repurchases have been made on individually negotiated discounts to par.  In November 2002, the Board of Directors revised its prior resolution and authorized the Company to continue to repurchase Notes in private transactions (without any annual limit), subject only to any limitations on repurchases contained in the Company’s credit facility.  As of December 28, 2002, the Company had repurchased Notes with a face value of $4.5 million for $3.0 million in cash (which included $106,000 of accrued interest), resulting in a non-cash, extraordinary gain of $1.6 million during the second half of fiscal 2002.

Certain holders of the Company’s senior notes previously objected to these repurchases at a discount.  The Company engaged in discussions with these holders and believes that it has the legal right to continue to repurchase the notes.  The Board of Directors is evaluating various means of continuing these repurchases.  The Company may seek to repurchase notes in private transactions or other means, including a broader offer to the holders, but can give no assurances as to whether such repurchases will take place or as to the timing, duration or amount of any such repurchases.  The Company is discussing amendments to its credit facility with its lender to permit the Company to continue to repurchase the Notes.

Prior to 2002, we opened 400 domestic Wal*Mart vision centers, as provided for in our Master Lease Agreement.  The Company opened one vision center on a military base and one vision center located in a Fred Meyer during the first half of 2003.  We expect to open between 5 and 7 vision centers in 2003 in host environments other than domestic Wal*Mart vision centers.  These store openings are subject to change depending upon liquidity, construction schedules and other constraints.  For each of our new vision centers, we typically spend between $100,000 and $140,000 for fixed assets and approximately $25,000 for inventory.

Through June 28, 2003, we have converted 10 Wal*Mart vision centers to supercenters this year.  In all of 2003, we expect to convert approximately 19 of our existing Wal*Mart vision centers to supercenters.  Each supercenter conversion requires expenditures of approximately $60,000 to $80,000 and effectively “re-starts” that location’s lease term.

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

The Company sells separately priced extended warranty contracts with terms of twelve months.  Revenues from the sale of these contracts are deferred and amortized over the life of the contract on a straight-line basis.  The costs to service the warranty claims are expensed as incurred.

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

Valuation of long-lived and intangible assets

Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of the Company’s adoption of fresh start accounting in May 2001.  This intangible asset, which has a net book value of $97.3 million at June 28, 2003, represents the value of the Company’s lease agreement with Wal*Mart and the business relationship therein created.  In accordance with SFAS No. 142, this intangible is an amortizable asset because it has a finite useful life.  However, the precise length of its life is not known due primarily to the Wal*Mart superstore conversions that automatically trigger extensions on the contractual life of the asset.  Based on our projections, our best estimate of the useful life of this asset is 15 years.  Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal*Mart relationship, we amortize this asset using the straight-line method.

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

If we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected cash flow model.  If the projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow method.  Significant management judgment is required regarding the existence of impairment indicators as discussed above.  Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  Based on our review of our intangible and other long-lived assets as of June 28, 2003, no impairment was determined to exist.

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

INTEREST RATE RISK

The Company borrows under its credit facility at variable interest rates.  We therefore incur the risk of increased interest costs if interest rates rise.  At June 28, 2003, the Company had no outstanding borrowings under its credit facility.  The Company's interest cost under its Senior Notes is fixed at 12% through the expiration date in 2009.

FOREIGN CURRENCY RISK

The Company's division in Mexico operates in a functional currency other than the U.S. dollar.  The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders' equity.  Such translation resulted in an unrealized gain of approximately $42,000 and an unrealized loss of approximately $31,000  for the three and six months ended June 28, 2003, respectively.   Historically, the Company has not attempted to hedge this equity risk.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the date of such evaluation.  The Company also believes that management has remedied the previously reported deficiencies in the Company's controls and procedures over accounting for vendor allowances and discounts.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Since the evaluation date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II
OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed herewith or incorporated by reference:

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1

(b)	Reports on Form 8-K.

                          The following reports on Form 8-K have been filed during the quarter for which this report is filed:

Date of Report	Item Reported	Financial Statement Filed

June 23, 2003	5	None
June 28, 2003	9	None
June 10, 2003	5	None
June 5, 2003	9	None
June 4, 2003	9	None
May 8, 2003	5	None
April 10, 2003	9	None
April 7, 2003	5	None

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Angus C. Morrison
Angus C. Morrison
Senior Vice President
Chief Financial Officer

By: /s/ S. Lynn Butler
S. Lynn Butler
Principal Accounting Officer

August 12, 2003

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

Date:  August 12, 2003

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

Date:  August 12, 2003

/s/ Angus C. Morrison
__________________________________________________
Angus C. Morrison
Title: Chief Financial Officer