Form 10-Q
period 2003-09-27
NATIONAL VISION INC
filed 2003-11-17
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
September 27, 2003	Number 0-20001

NATIONAL VISION, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1910859
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

296 Grayson Highway
Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 822-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☑           NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐           NO   ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES   ☑           NO   ☐

The number of shares of Common Stock of the registrant outstanding as of November 10, 2003 was 5,248,297, including shares that are part of the disputed claims reserve in the registrant's Chapter 11 Case.

 FORM 10-Q
 INDEX

		Page
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - (unaudited)	3
	September 27, 2003 and December 28, 2002

	Condensed Consolidated Statements of Operations (unaudited) -	5
	Three Months Ended September 27, 2003
	Three Months Ended September 28, 2002

	Nine Months Ended September 27, 2003	6
	Nine Months Ended September 28, 2002

	Condensed Consolidated Statements of Cash Flows (unaudited) -	7
	Nine Months Ended September 27, 2003
	Nine Months Ended September 28, 2002

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion And Analysis Of	14
	Financial Condition And Results Of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	28

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information.

Item 6.	Exhibits And Reports On Form 8-K	30

Signatures		31

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 27, 2003 and December 28, 2002
(In thousands except share information)
(unaudited)

	September 27, 2003	December 28, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,750	$9,020
Accounts receivable
(net of allowance: 2003 - $1,151; 2002 - $1,031)	2,711	2,164
Inventories	18,544	17,928
Other current assets	727	979
Deferred income tax asset	--	975

Total current assets	26,732	31,066

PROPERTY AND EQUIPMENT:
Equipment	20,697	19,876
Furniture and fixtures	8,372	7,833
Leasehold improvements	6,868	6,709
Construction in progress	732	1,360
	36,669	35,778
Less accumulated depreciation	(22,687)	(17,786)

Net property and equipment	13,982	17,992

INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization: 2003 - $17,469;
2002 - $11,934)	95,425	100,960

OTHER ASSETS AND DEFERRED COSTS
(net of accumulated amortization: 2003 -- $907;
2002 - $658)	761	1,004
	$136,900	$151,022

	September 27, 2003	December 28, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,994	$3,445
Accrued expenses and other current liabilities	21,093	24,067
Current portion, Senior Subordinated Notes	--	3,824
Total current liabilities	27,087	31,336

SENIOR SUBORDINATED NOTES	101,546	105,882

DEFERRED INCOME TAX LIABILITY	--	975

COMMITMENTS AND CONTINGENCIES	--	--

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 5,000,000 shares
authorized, none issued	--	--
Common stock $0.01 par value; 10,000,000 shares authorized,
5,248,297 and 5,084,400 shares issued and outstanding
at September 27, 2003 and December 28, 2002, respectively	53	50
Additional paid-in capital	25,157	25,097
Deferred stock compensation	(205)	(124)
Retained deficit	(16,478)	(12,064)
Accumulated other comprehensive income	(260)	(130)
	8,267	12,829

Total shareholders' equity	$136,900	$151,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Three months	Three months
	ended	ended
	September 27, 2003	September 28, 2002
Retail sales, net	$63,434	$57,254
Premium revenue	1,681	637

Total net sales	65,115	57,891
Cost of goods sold	30,479	25,548

Total gross profit	34,636	32,343
Selling, general & administrative expense	30,535	30,415
Restructuring expense	484	--

Operating income	3,617	1,928
Other expense, net	3,199	2,992

Income / (loss) from continuing operations before income taxes	418	(1,064)
Income tax expense	--	--

Income / (loss) from continuing operations	418	(1,064)

Discontinued operations:
Operating income / (loss) from discontinued operations	(98)	311
Gain on disposal	36	--
Income / (loss) from discontinued operations, net of taxes	(62)	311

Net income / (loss)	$356	$(753)

Basic and diluted loss per share (See Note 7)	$0.07	$(0.15)

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 27, 2003	September 28, 2002
Retail sales, net	$180,919	$171,903
Premium revenue	4,670	1,290

Total net sales	185,589	173,193
Cost of goods sold	84,997	75,978

Total gross profit	100,592	97,215
Selling, general & administrative expense	93,683	91,893
Restructuring expense	484	--

Operating income	6,425	5,322
Other expense, net	9,745	10,136

Loss from continuing operations before income taxes	(3,320)	(4,814)
Income tax expense	--	--

Loss from continuing operations	(3,320)	(4,814)

Discontinued operations:
Operating income / (loss) from discontinued operations	(479)	1,085
(Loss) on disposal	(50)	--
Income / (loss) from discontinued operations, net of taxes	(529)	1,085

Loss before cumulative effect of a change in accounting principle	(3,849)	(3,729)
Cumulative effect of a change in accounting principle	(564)	--

Net loss	$(4,413)	$(3,729)

Basic and diluted loss per share (See Note 7)	$(0.88)	$(0.75)

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In thousands)

	Nine months	Nine months
	ended	ended
	September 27, 2003	September 28, 2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,413)	$(3,729)
Adjustments to reconcile net loss to
cash provided by operating activities:
Depreciation & amortization	11,993	14,612
Cumulative effect of a change in accounting principle	564	--
Extraordinary item	--	(547)
Other	(91)	144
Changes in operating assets & liabilities:
Accounts receivable	(547)	1,567
Inventories	(1,180)	(1,059)
Other current assets	252	(317)
Accounts payable	2,549	653
Accrued expenses and other current liabilities	(2,996)	(5,201)

Total adjustments	10,544	9,852

Net cash provided by operating activities	6,131	6,123

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	184	--
Purchase of property & equipment	(2,425)	(2,978)

Net cash used in investing activities	(2,241)	(2,978)

CASH FLOW FROM FINANCING ACTIVITIES:
Advances on revolving credit facility	1,679	7,327
Payments on revolving credit facility	(1,679)	(7,327)
Repayments of principal on Senior
Subordinated Notes	(8,160)	(5,797)
Repurchase of Senior Subordinated Notes	--	(1,094)
Principal payments on other long-term debt	--	(12)

Net cash used in financing activities	(8,160)	(6,903)

Net decrease in cash	(4,270)	(3,758)
Cash, beginning of period	9,020	9,846

Cash, end of period	$4,750	$6,088

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2003
(Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by National Vision, Inc.  (“National Vision” or  the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and  notes thereto.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have  been  made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 3, 2004.

As a result of the adoption of Financial Accounting Standards Board Statement No. 145, the Company has reclassified the prior period gain on the repurchase of debt from extraordinary income to income from continuing operations as a component of the “Other expense, net” line item included in the Condensed Consolidated Statement of Operations.

(2)  DISCONTINUED OPERATIONS

During the third quarter of 2003, the Company closed 15 vision centers.  Eight closings were the result of Wal*Mart lease expirations.  The remaining seven closures were under-performing Fred Meyer vision centers closed prior to their scheduled lease expiration. In fiscal 2003, through September 27, the Company has closed a total of 26 Wal*Mart vision centers, 12 vision centers in Fred Meyer and 2 vision centers on military bases.  Condensed information for these closed stores is presented below.  The net loss on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets.   Historical operating results for these closed vision centers have been reclassified as discontinued operations and presented separately for all periods presented in the Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Total net sales	$357	$4,043	$4,203	$12,363
Operating income / (loss)	$(98)	$311	$(479)	$1,085
Gain/ (loss) on disposal	$36	$--	$(50)	$--

(3) RESTRUCTURING EXPENSE

During August 2003, as a result of the declining store base, the Company initiated and completed a restructuring of the retail field and home office retail support center.  The process resulted in a reduction in headcount approximating 30 employees of both the retail field management organization and the home office retail support center organization.  The total expense of the restructuring process was $484,000 which substantially consists of severance benefits.  Involuntary termination benefits accrued were $464,000, of which $148,000 was paid in the third quarter.  The remaining $336,000 of accrued costs are expected to be completely paid by the first quarter of 2004.

(4)  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" ("EITF  02-16") at the beginning of 2003.  This issue addresses the method by which retailers account for vendor allowances.  Prior to fiscal 2003, the Company received vendor allowances through co-op advertising agreements, which were classified in the income statement as a reduction in advertising expense.  As a result of the adoption of EITF 02-16, certain vendor allowances, which formerly were treated as a reduction in advertising costs, are presented as a reduction of inventory cost and subsequently as a component of cost of goods sold.   On the first day of fiscal 2003, the Company recorded additional expense of $564,000 as the cumulative effect for this change in accounting principle.  This amount reflects the portion of vendor allowances that would have reduced inventory costs had this new accounting pronouncement been in effect in 2002.

(5)  EXTENDED WARRANTY PLANS

The Company currently sells extended warranty plans that provide for replacement of frames and lenses if broken, bent or damaged, at a reduced cost, or free of charge during the extended warranty period, generally the first twelve months after the sale.  Revenues from the sale of these contracts are deferred and amortized over the life of the contract on a straight-line basis.  The costs to service the warranty claims are expensed as incurred.  In fiscal 2003, as of September 27, the Company has recognized approximately $540,000 of revenue and deferred approximately $2.0 million of revenue related to extended warranty plans.

(6)  SENIOR SUBORDINATED NOTES AND REVOLVING LINE OF CREDIT

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

The Company has made the following payments on the Senior Subordinated Notes in 2003:

  Based on results for the six-month period ended June 28, 2003, the Company made an excess cash repayment in August 2003 of approximately  $5.3 million, plus accrued interest of approximately $265,000.  The principal repayment included $953,000 of additional principal based on prior periods' calculation.

  On September 26, 2003, the Company made a semi-annual interest payment of $6.1 million.

  On March 28, 2003, the Company made a semi-annual interest payment in the amount of $6.4 million.

  On February 28, 2003, the Company made a principal redemption in the amount of $2.9 million, plus accrued interest of approximately $150,000.

The Company had no outstanding borrowings on its Revolving Credit Facility at September 27, 2003.  The Company's availability under the Revolving Credit Facility at September 27, 2003, after being reduced for letter of credit requirements, was approximately $2.4 million.

(7)  EARNINGS PER COMMON SHARE

The computation for basic and diluted earnings per share is summarized as follows (amounts in thousands except per share information):

	Three Months Ended
	September 27, 2003	September 28, 2002
Basic earnings per share:
Net income / (loss) from continuing operations	$418	$(1,064)
Net income / (loss) from discontinued operations	(62)	311
Net income / (loss)	$356	$(753)

Weighted shares outstanding	5,223	5,084
Less: Unvested restricted stock	(181)	(84)
Weighted shares for basic earnings per share	5,042	5,000

Basic earnings / (loss) per share:
Income / (loss) from continuing operations	$0.08	$(0.21)
Income / (loss) from discontinued operations	(0.01)	0.06
Net earnings / (loss) per basic and diluted share	$0.07	$(0.15)

	Three Months Ended
	September 27, 2003	September 28, 2002
Diluted earnings per share:
Net income / (loss) from continuing operations	$418	$(1,064)
Net income / (loss) from discontinued operations	(62)	311
Net income / (loss)	$356	$(753)

Basic weighted shares outstanding	5,042	5,000
Effect of common stock equivalents	201	--
Weighted shares for diluted earnings per share	5,243	5,000

Diluted earnings / ( loss) per share:
Income / (loss) from continuing operations	$0.08	$(0.21)
Income / (loss) from discontinued operations	(0.01)	0.06
Net earnings / ( loss) per diluted share	$0.07	$(0.15)

* In the three months ended September 27, 2003 and September 28, 2002, approximately 286,247 and 520,672 of restricted shares and employee stock options are anti-dilutive as to earnings per share and are therefore not reflected  in the computation of the diluted earnings per share for these periods.

	Nine Months Ended
	September 27, 2003	September 28, 2002
Basic and diluted loss per share:
Net income / (loss) from continuing operations	$(3,320)	$(4,814)
Net income / (loss) from discontinued operations	(529)	1,085
Cumulative effect of a change in accounting principle	(564)	--
Net loss	$(4,413)	$(3,729)

Weighted shares outstanding	5,135	5,084
Effect of common stock equivalents	(107)	(84)
	5,028	5,000

Basic and diluted loss per share:
Loss from continuing operations	$(0.66)	$(0.96)
Income / (loss) from discontinued operations	(0.11)	0.21
Cumulative effect of a change in accounting principle	(0.11)	--
Net loss per basic and diluted share	$(0.88)	$(0.75)

For the nine months ended  September 27, 2003 and September 28, 2002, the Company had approximately 467,319 and 531,750 stock options and unvested restricted shares outstanding, respectively, which have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

(8)  STOCK COMPENSATION/EQUITY TRANSACTIONS

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

Had compensation cost for this plan been determined based on the fair value at the grant date for awards in the first half of 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share information):

	Three Months Ended	Three Months Ended
	September 27, 2003	September 28, 2002
Net earnings as reported:
Net income / (loss)	$356	$(753)

Pro forma:
Compensation expense	(17)	(17)
Net income / (loss)	$339	$(770)

Net earnings per share as reported:
Income / (loss) per share	$0.07	$(0.15)

Pro forma:
Compensation expense per share	--	--
Net income / (loss) per share	$0.07	$(0.15)

	Nine Months Ended	Nine Months Ended
	September 27, 2003	September 28, 2002
Net earnings as reported:
Net loss	$(4,413)	$(3,729)

Pro forma:
Compensation expense	(52)	(37)
Net loss	$(4,465)	$(3,766)

Net earnings per share as reported:
Loss per share	$(0.88)	$(0.75)

Pro forma:
Compensation expense per share	(0.01)	--
Net loss per share	$(0.89)	$(0.75)

In April 2003, the Company issued 14,272 shares of its common stock to certain members of management in accordance with the Company's Long-Term incentive performance plan.  These shares are reflected in the Company's total shares outstanding at September 27, 2003.

On July 11, 2003, the Company awarded 149,625 shares of restricted stock to certain officers and employees in accordance with the Company's Management Incentive Plan.  These shares vest over a 36 month period in which one third of the shares will become fully vested at the end of each year from the grant date.  All of these shares are reflected in the Company's total shares outstanding at September 27, 2003.

(9)  SUPPLEMENTAL DISCLOSURE INFORMATION

Inventory balances, by classification, may be summarized as follows (amounts in thousands):

	September 27, 2003	December 28, 2002

Raw Material	$11,282	$10,024
Finished Goods	6,697	7,344
Supplies	565	560

	$18,544	$17,928

Significant components of accrued expenses and other current liabilities may be summarized as follows (amounts in thousands):

	Balance at	Balance at
	September 27, 2003	December 28, 2002

Accrued employee compensation and benefits	$3,983	$5,736
Accrued rent expense	$5,280	$5,914
Accrued capital expenditures	$54	$442
Customer deposit liability	$3,505	$2,158
Accrued interest expense	$17	$3,287
Deferred revenue	$2,300	$48

The components of other expense, net, are summarized as follows (amounts in thousands):

	Three months ended	Three months ended
	September 27, 2003	September 28, 2002

Interest expense on debt	$3,152	$3,517
Gain on purchase of bonds (a)	-	(547)
Purchase discounts on invoice payments	(72)	(67)
Finance fees	74	75
Interest income	(17)	(49)
Other	62	63

	$3,199	$2,992
	Nine months ended	Nine months ended
	September 27, 2003	September 28, 2002

Interest expense on debt	$9,624	$10,703
Gain on purchase of bonds (a)	-	(547)
Purchase discounts on invoice payments	(237)	(299)
Finance fees	225	222
Interest income	(50)	(101)
Other	183	158

	$9,745	$10,136
(a) This amount was previously presented as an extraordinary gain. See Note 1.

(10)  FRED MEYER AGREEMENT

In July 2003, the Company amended its agreement with Fred Meyer.  The new agreement extends the original lease term from December 31, 2003 to December 31, 2006 and eliminates the five-year option to extend the agreement.  The amendment also revises the rent structure, beginning in 2004, to better align rent obligations with individual store performance.  The amendment also permits the closure of 12 under-performing locations.  Five of these vision centers closed in the second quarter of 2003 and the remainder were closed in the third quarter of 2003.

(11)  COMPREHENSIVE INCOME / (LOSS)

Comprehensive income / (loss), which consists of net income and foreign currency translation adjustments, was income of approximately $260,000 and a loss of approximately $0.8 million for the three months ended September 27, 2003 and September 28, 2002, respectively.  Comprehensive loss for the nine months ended September 27, 2003 was $4.5 million and for the nine months ended September 28, 2002 was $3.9 million.

(12)  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50," ("FIN 46").  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 does not currently have an impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement was effective immediately for all financial instruments created or modified after May 31, 2003 and by the first interim period commencing after June 15, 2003 for existing financial instruments.  The adoption of SFAS No. 150 does not currently affect the Company's financial position or results of operations.

(13)  SUBSEQUENT EVENTS

Since September 27, 2003, the Company has closed seven Wal*Mart vision centers.

On November 7, 2003 the Company resolved the final outstanding claim in its Chapter 11 proceeding.  Pursuant to its plan of reorganization, the Company had deposited common stock and senior secured notes in a disputed claim reserve.  As of November 10, 2003, approximately 325,000 shares of common stock and $12.2 million in notes remained in the reserve.  The plan of reorganization provides that, upon resolution of all outstanding Chapter 11 claims, these securities will be distributed on a pro rata basis to the holders of claims in the Chapter 11 case.  The Company is in the process of calculating the distribution amounts and expects that the final distribution will take place later in the fourth quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company’s results of operations in any period are significantly affected by the number and mix of vision centers operating during such period.  At September 27, 2003, the Company operated 481 vision centers, versus 518 vision centers at December 28, 2002 and 518 at September 28, 2002.

	As of	As of	As of
	September 27, 2003	December 28, 2002	September 28, 2002

Wal*Mart, domestic	373	399	399
Fred Meyer	47	58	58
Military	24	24	24
Wal*Mart de Mexico	37	37	37

TOTAL	481	518	518

THREE MONTHS ENDED SEPTEMBER 27, 2003 (THE “CURRENT THREE MONTHS”) COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 2002 (THE “PRIOR THREE MONTHS”)

CONSOLIDATED RESULTS

	Three Months Ended
	September 27, 2003		September 28, 2002
	$	% of Sales	$	% of Sales

Domestic retail store comp %		11.0%		2.0%

Net sales	$65,115		$57,891

Gross profit	34,636	53.2%	32,343	55.9%
Selling, general and administrative expense	30,535	46.9%	30,415	52.5%
Restructuring expense	484	0.7%	--	--
Operating income from continuing operations	$3,617	5.6%	$1,928	3.3%
Income / (loss) from discontinued operations,
net of income taxes	$(62)		$311
Net income / (loss)	$356		$(753)

Capital expenditures	$834		$825
Depreciation and amortization:
Continuing operations	$3,861		$4,685
Discontinued operations	$27		$106

Overview of Results.  Historically, the Company has held a contact lens event in mid-June, generating between $2.0 and $4.0 million in sales.  In prior years, sales from the event were part of second quarter results.  In 2003, this event was held during the final week of June versus earlier in the month in 2002.  As a result, we received many orders in late June for contact lenses that were delivered to customers in early July.  The amount of such orders was approximately $3.9 million.  The Company recognizes sales revenue upon delivery of the product.  As a result, the $3.9 million in sales and $1.0 million in gross margin was deferred and recognized in the third quarter of 2003.  The $3.9 million in sales that were deferred into the third quarter positively impacted the third quarter domestic comparable store sales increase by approximately 7%.

Net Sales.  The Company recorded net sales of $65.1 million in the Current Three Months, a 12.5% increase from sales of $57.9 million in the Prior Three Months.  The increase was driven primarily by an increase in domestic retail comp store sales results of 11.0%.  In addition, the sales increase was due in part to premium revenue from a managed care insurance product that the Company began selling in the Wal*Mart California vision centers during the second quarter of 2002.  Revenue from this product contributed approximately $1.0 million of the sales increase for the Current Three Months.

During the third quarter of 2003, the Company recognized revenue from its extended warranty plans of approximately $450,000. The amount of warranty revenues recognized in future periods is expected to increase as sales of these products accumulate.  As of September 27, 2003, the Company has deferred revenue related to these products of approximately $2.0 million.

Also in 2003, the Company began selling and manufacturing eyeglasses for certain outside vision centers.  Total revenue from this line of business was approximately $289,000 for the Current Three Months.

The Company is an out-of-network provider for a large national managed care payor.  Effective October 1, 2003, this payor changed its policy regarding out-of-network providers.   These changes limited the Company's ability to verify benefit coverage and to accept assignment of the payor's benefits on behalf of the customer.  The Company is currently generating sales of approximately $4 million on an annualized basis as a result of being an out-of-network provider for this payor.  The net impact of this change has been a substantial reduction in sales as an out-of-network provider for the payor.  The Company is working aggressively to mitigate the decreases in lost sales.  The Company has attempted to discuss these matters but does not believe that the organization will change these procedures.  The Company is evaluating other alternatives but can provide no assurance that they will be successful or that the Company will again be able to participate as an out-of-network provider with this payor.  Additionally, as in the past, National Vision will continue to work toward adding other party plans and payors as part of our ongoing managed care growth strategy.

Gross Profit.  In the Current Three Months, gross profit dollars increased over gross profit dollars in the Prior Three Months.  The retail and insurance components of sales and gross profit for the Current and Prior Three Months are detailed below:  (in thousands)

	Three Months Ended		Three Months Ended
	September 27, 2003		September 28, 2002

Retail sales, net	$63,434	100.0%	$57,254	100.0%
Retail cost of goods sold	28,898	45.6%	24,962	43.6%

Retail gross profit	$34,536	54.4%	$32,292	56.4%

Premium revenue	$1,681	100.0%	$637	100.0%
Claims expense	1,581	94.1%	586	92.0%

Insurance gross profit	$100	5.9%	$51	8.0%

Total net sales	$65,115	100.0%	$57,891	100.0%
Total cost of goods sold	30,479	46.8%	25,548	44.1%

Total gross profit	$34,636	53.2%	$32,343	55.9%

Retail gross profit as a percentage of sales decreased from 56.4% in 2002 to 54.4% in the Current Three Months.  The decline is substantially due to the effect of the timing of the 2003 contact lens event held the last week of June, which resulted in $3.9 million of contact lens sales and $1.0 million of contact lens gross margin being deferred in the second quarter of 2003 and subsequently recognized in the third quarter of 2003.  This deferral into the third quarter reduced the gross profit percentage by 1.9%.

Consistent with prior quarters during 2003, the Company experienced a shift in sales mix toward contact lenses, which generates a lower gross profit as a percentage of sales than other product categories.  During the third quarter, we realized positive sales growth in all our product categories, however, growth in the contact lens product category exceeded the rate of growth in other product categories.

Insurance gross profit represents premium revenue less claims expense for a managed care insurance product that the Company began selling in the Wal-Mart California vision centers in the second quarter of 2002.  We do not expect a significant change in insurance gross profit as a percent of premium revenue in future periods.  The addition of the lower-margin insurance product increased total revenues over the Prior Three Months by $1.0 million and increased gross profit dollars by $48,000, but decreased total average gross profit as a percent of total net sales by 0.6 percentage points.

Selling, General, And Administrative Expense (“SG&A expense”).  SG&A expense, which includes both store operating expenses and home office overhead at the retail support center, increased from $30.4 million in the Prior Three Months to $30.5 million in the Current Three Months, an increase of $104,000.  Relevant factors affecting  the Company's SG&A expenses and the change versus prior year may be summarized as follows:

  Retail level payroll costs increased by $650,000, a majority of which related to higher benefit costs, and higher store incentive costs, which is driven by sales and profit growth in our retail stores.

  Advertising costs were up slightly versus prior year.

  Home office costs were down approximately $570,000 due to lower compensation expenses, due in part to the Company's restructuring process at the retail support center, and lower professional fees.

SG&A expense, as a percentage of sales, is down due to a sales increase of 12.1% versus an increase in SG&A dollars of 0.5%.

Restructuring Expense.  During August 2003, as a result of the declining store base, the Company initiated and completed a restructuring of the retail field and home office retail support center.  The process resulted in a reduction in headcount approximating 30 employees of both the retail field management organization and the home office retail support center organization.  The total cost of the restructuring process was $484,000, which included separation and outplacement costs. Involuntary termination benefits accrued were $464,000, of which $148,000 was paid in the third quarter.  The remaining $336,000 of accrued costs are expected to be completely paid by the first quarter of 2004.  The Company expects to realize savings on an annualized basis of approximately $1.5 million.

Operating Income.  Operating income from continuing operations for the Current Three Months increased by approximately $1.7 million from the Prior Three Months.   Operating income as a percentage of sales was 5.6% in the Current Three Months, up from 3.3% in the Prior Three Months.

Other Expense.  Other expense was $ 3.2 million compared to $ 3.0 million in the Prior Three Months. Interest expense declined by approximately $0.3 million which was primarily the result of a weighted-average outstanding debt balance of $ 105.1 million in the Current Three Months versus $116.6 million in the Prior Three Months.  Our Senior Subordinated debt has a fixed interest rate of 12%, which has not changed since issuance in May 2001.  This decline was offset by the prior year gain on repurchase of bonds of $547,000 for a net increase in other expense of approximately $200,000.

Benefit For Income Taxes.  The Company recorded pre-tax  operating income in the Current Three Months.  No income tax expense has been recorded due to the Company's projected loss for the full fiscal year.

Loss from Discontinued Operations.  During the third quarter of 2003, the Company closed 15 vision centers.  Eight closings were the result of  Wal*Mart lease expirations.  The remaining seven closures were under-performing  vision centers in Fred Meyer that were closed prior to their scheduled lease expiration.  In fiscal 2003, the Company has closed a total of 26 Wal*Mart vision centers, 12 vision centers in Fred Meyer and 2 vision centers on military bases through September 27, 2003.  Condensed information for these closed stores is presented below.  The net loss on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets.   Historical operating results for these closed vision centers have been reclassified as discontinued operations and presented separately for all periods presented in the Condensed Consolidated Statements of Operations (amounts in thousands).

	Three Months Ended
	September 27, 2003	September 28, 2002

Total net sales	$357	$4,043
Operating income / (loss)	$(98)	$311
Loss on disposal	$36	$--

Net Income.  The Company realized net income of $356,000 in the Current Three Months versus a net loss of $753,000 in the Prior Three Months.

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

The following is a reconciliation of net earnings to EBITDA:

	Three Months Ended
	September 27, 2003	September 28, 2002
Net income/(loss)	$356	$(753)
Adjustments to net income / (loss):
Interest expense, net	3,199	2,992
Income tax expense	--	--
Depreciation and amortization	3,888	4,791

EBITDA	$7,443	$7,030

NINE MONTHS ENDED SEPTEMBER 27, 2003 (THE “CURRENT NINE MONTHS”) COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 2002 (THE “PRIOR NINE MONTHS”)

CONSOLIDATED RESULTS

	Nine Months Ended
	September 27, 2003		September 28, 2002
	$	% of Sales	$	% of Sales

Domestic retail store comp %		4.5%		1.0%

Net sales	$185,589		$173,193

Gross profit	100,592	54.2%	97,215	56.1%
Selling, general and administrative expense	93,683	50.5%	91,893	53.1%
Restructuring expense	484	0.3%	--	--
Operating income from continuing operations	$6,425	3.5%	$5,322	3.1%
Income / (loss) from discontinued operations,
net of income taxes	$(529)		$1,085
Net loss	$(4,413)		$(3,729)

Capital expenditures	$2,425		$2,978
Depreciation and amortization:
Continuing operations	$11,725		$14,322
Discontinued operations	$268		$290

Net Sales.  The Company recorded net sales of $185.6 million in the Current Nine Months, an increase of $12.5 million, or 7.2% from the Prior Nine Months.  A majority of the increase came from a domestic comparable store sales increase of 4.5%.  The sales increase was also partially due to premium revenue from a managed care insurance product that the Company began selling in the Wal-Mart California vision centers during the second quarter of 2002.  Revenue from this product contributed approximately $3.4 million of the sales increase for the Current Nine Months.

During the nine months ended September 27, 2003, the Company recognized revenue from its extended warranty plans approximating $540,000.  The amount of warranty revenues recognized in future periods is expected to increase as sales of these products accumulate.  As of September 27, 2003, the Company has deferred revenue related to these products of approximately $2.0 million.

Also in 2003, the Company began selling and manufacturing eyeglasses for certain outside vision centers.  Total revenue from this line of business was approximately $630,000 for the Current Nine Months.

Gross Profit.  In the Current Nine Months, gross profit increased to $100.6 million from $97.2 million in the Prior Nine Months.  The retail and insurance components of sales and gross profit for the Current and Prior Nine Months are detailed below:  (in thousands)

	Nine Months Ended		Nine Months Ended
	September 27, 2003		September 28, 2002

Retail sales, net	$180,919	100.0%	$171,903	100.0%
Retail cost of goods sold	80,552	44.5%	74,784	43.5%

Retail gross profit	$100,367	55.5%	$97,119	56.5%

Premium revenue	$4,670	100.0%	$1,290	100.0%
Claims expense	4,445	95.2%	1,194	92.6%

Insurance gross profit	$225	4.8%	$96	7.4%

Total net sales	$185,589	100.0%	$173,193	100.0%
Total cost of goods sold	84,997	45.8%	75,978	43.9%

Total gross profit	$100,592	54.2%	$97,215	56.1%

Retail gross profit decreased by 1.0 percentage points as a percent of sales in the Current Nine Months, but increased by approximately $3.2 million dollars versus the comparable prior year period.  The gross profit percentage decrease is primarily attributable to the following areas:

   46 vision centers entered the "3-year option period" of the Wal*Mart lease during 2003.  The option period effectively increases each location's minimum rent requirement.  We expect this trend of increased rent to continue as additional Wal*Mart locations enter the "option period" of their lease.  This factor reduced our gross profit as a percentage of sales by 0.4%.

  The Company experienced a shift in sales mix  from eyeglasses toward other product category sales.  The effect of the mix change reduced our gross profit as a percentage of sales by 0.4%.

  During the Current Nine Months, we formalized our eyeglass merchandising approach within our Fred Meyer stores,  which centers around a "buy one, get one free" promotion concept.  This approach is consistent with our host's merchandising approach.  Sales have improved consistently.  However, the concept has reduced our eyeglass margins as a percentage of sales.

Insurance gross profit represents premium revenue less claims expense for a managed care product that the Company began selling in the Wal*Mart California vision centers in the second quarter of 2002.  The addition of this lower-margin insurance product increased total revenues by $3.4 million and gross profit dollars by $129,000, but decreased total gross profit as a percent of total net sales by 0.8 percentage points.

Selling, General, And Administrative Expense (“SG&A expense”).   SG&A expense, which includes both store operating expenses and home office overhead at the retail support center, increased to $93.7 million  in the Current Nine Months from $91.9 million for the Prior Nine Months, which represents an increase of $1.8 million.  The increase in SG&A expense was primarily attributable to the following factors:

  An increase in retail-level compensation of approximately $2.0 million, which includes base payroll costs and retail-level incentive costs.  Substantially all of the increase in base payroll is due to higher rates in certain markets, where regulations for dispensing opticians and growing competition resulted in upward pressure on rates for optical personnel.  Also in 2003, the Company restructured payroll scheduling, to provide consistent coverage based on operating needs by volume levels.  This change did not have a significant impact on the average hours of coverage.

Regarding incentive costs, the Company amended its incentive programs in 2003 to better align incentive awards with retail performance based on sales growth goals as well as store profitability goals.  Higher levels of goal achievement are resulting in higher levels of incentive compensation.

  An increase in health and medical benefit costs of approximately $400,000.

  Workers compensation expense, which increased approximately $500,000 over the Prior Nine Months.  This increase was due to adverse development of claims from previous years, primarily in California.

  Increased professional fees of approximately $300,000, a majority of which was incurred as a result of the re-audit of the 2001 financial statements and the completion of the 2002 financial statements.

  During the Current Nine Months, the Company realized a reduction in depreciation and amortization expense of approximately $2.6 million versus the Prior Nine Months.  The reduction is largely due to leasehold improvements and equipment becoming fully-depreciated.

Some of this increase in SG&A expense was offset by lower depreciation expense and reductions in  receivable write-offs related to managed care sales for the Current Nine Months.

Restructuring Expense.  During August 2003, as a result of a declining store base, the Company initiated and completed a restructuring of the retail field and home office retail support center.  The process resulted in a reduction in headcount approximating 15% of both the retail field management organization and the home office retail support center organization.   The cost of the restructuring process was $484,000, which included separation costs and outplacement costs.  The Company expects to realize savings on an annualized basis of approximately $1.5 million.

Operating Income.  Operating income for the Current Nine Months increased to $6.4 million from $5.3 million in the Prior Nine Months.  Operating income as a percentage of sales was 3.5% in the Current Nine Months, compared to 3.1% in the Prior Nine Months.

Other Expense.  Other expense decreased to $9.7 million in the Current Nine Months, compared to $10.1 million in the Prior Nine Months.  The decrease in interest expense was primarily the result of a weighted-average outstanding debt balance of $106.9 million in the Current Nine Months versus $118.1 million in the Prior Nine Months.  Our Senior Subordinated Debt has a fixed interest rate of 12%, which has not changed since issuance in May 2001.  This $1.0 million decline in interest was partially offset by the prior year gain on repurchase of bonds of $547,000 for a total net improvement in other expense of approximately $400,000.

Benefit For Income Taxes.  The Company recorded a pre-tax operating loss in the Current Nine Months.  No income tax benefit has been recorded due to the uncertainty of realisability.

Loss from Discontinued Operations.  During the first nine months of 2003, 28 of the Company’s vision center leases expired, resulting in the closure of 26 Wal*Mart vision centers and two vision centers on military bases.  In addition, the Company has closed 12 under-performing vision centers in Fred Meyer locations prior to their scheduled lease expiration.  Condensed information for these closed stores is presented below.  The net loss on disposal of these operations included severance and closing costs and gains recorded from the sale of certain assets.   Operating results for these closed vision centers have been presented separately as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations.

	Nine Months Ended
	September 27, 2003	September 28, 2003

Total net sales	$4,203	$12,363
Operating income / (loss)	$(479)	$1,085
Loss on disposal	$(50)	$--

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

Net Income.  The Company posted a net loss of $4.4 million versus a net loss of $3.7 million in the Prior Nine Months.

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

The following is a reconciliation of net earnings to EBITDA:

	Nine Months Ended
	September 27, 2003	September 28, 2002
Net loss	$(4,413)	$(3,729)
Adjustments to net loss:
Interest expense, net	9,745	10,136
Income tax expense	--	--
Cumulative effect of a change in accounting principle	564	--
Depreciation and amortization	11,993	14,612

EBITDA	$17,888	$21,019

SUMMARY OF MASTER LEASE AGREEMENTS

We have agreements governing our operations in host environments, such as Wal*Mart.  Typically, each agreement is for a base term, followed by an option to renew for a specified length of time.  The agreements provide for payments of minimum and percentage rent, and also contain customary provisions for leased department operations.

Wal*Mart Vision Centers

Our agreement with Wal*Mart gives us the right to open 400 vision centers, the last of which opened in 2001.  Our agreement with Wal*Mart also provides that, if Wal*Mart converts its own store to a supercenter (a store which contains a grocery department in addition to the traditional Wal*Mart store offering) and relocates our vision center as part of the conversion, the term of our lease begins again.  During 2002, 14 locations were relocated, effectively renewing these leases.  We expect approximately 18 leases to relocate to supercenters in 2003.  Fourteen stores have relocated  in the first nine months of 2003, effectively renewing their leases.  As of September 27, 2003, we have 155 vision centers located in Wal*Mart supercenters.  We believe that Wal*Mart may in the future convert many of its stores and thereby cause many of our leases to start again.  We have received no assurances from Wal*Mart as to how many of their locations will ultimately be converted.

On a continuous basis, the Company monitors the number of vision centers along with total lease months remaining under the Wal*Mart Master License Agreement.  Our measurement of lease months assumes that we exercise all available renewal options, and that supercenter conversions currently scheduled will trigger new vision center leases.  The remaining lease months may be affected by the conversion of the host store to a supercenter.  Additionally, the remaining lease months may be affected by the Company's decision on exercising lease renewal options and, in general, by the passage of time.  Total remaining lease months at September 2003 were approximately 24,000 compared to approximately 26,300 in September 2002.

The following table sets forth the number of leases for domestic Wal*Mart and Fred Meyer vision centers that expire each year, assuming the Company exercises all available options to extend the terms of the leases, with the exception of any known options that have been declined as of September 27, 2003.  This table includes 17 future Wal*Mart superstore conversions which are scheduled at this time.

Leases Expiring in Calendar Year
HOST COMPANY	2002	2003	2004	2005	2006	2007	2008	2009 AND THEREAFTER	TOTAL

Wal*Mart	6	35	40	38	40	51	26	164	400
Fred Meyer	–	12	–	–	47	–	--	–	59
Totals	6	47	40	38	87	51	26	164	459

The following table sets forth the number of Wal*Mart stores opened in the year in which the initial lease term began.  The table provides information to allow for the measurement of the effect of supercenter conversions on the Wal*Mart lease portfolio.

	Wal*Mart -Number of Original Store Openings by Calendar Year
Year of Opening	1990	1991	1992	1993	1994	1995	1996	1997 and thereafter	Total
Number of Stores Opened	6	53	60	51	59	64	25	82	400
Year the original 12 year lease expires	2002	2003	2004	2005	2006	2007	2008	2009 and thereafter

Of the six Wal*Mart leases that expired in 2002, one location was closed in the first quarter of 2002 at the end of the original nine-year lease term.  The remaining five leases expired on December 31, 2002, which fell in the Company’s fiscal year 2003.  In fiscal 2003, 40 leases are scheduled to expire over the course of the year, including the 5 vision centers discussed above that closed on December 31, 2002; 13 in the first quarter, 5 in the second quarter, 8 in the third quarter, and 14 in the fourth quarter.  These stores represent annualized sales of approximately $20.6 million and annualized store-level operating income of approximately $2.9 million.  Store-level operating income excludes corporate overhead and other costs not specifically attributable to individual stores.  Of the 40 Wal*Mart leases scheduled to expire in calendar year 2003, the Company has elected to close 4 locations at the end of the original nine-year lease term due to store level operating losses.  The Company presents the financial results of closed stores separately as discontinued operations for all periods presented.

In fiscal 2003, through November 3, we have closed 32 Wal*Mart vision centers, 12 Fred Meyer vision centers and 2 vision centers on military bases in fiscal 2003.  We are experiencing declining sales of approximately -25% in the final month of operations for stores that are closing.  We also have incurred store closing costs, including severance related to the stores closed through November 3, 2003.  Store closing costs average between $5,000 and $10,000 per vision center.

As of  September 27, 2003, we had 132 vision centers that were operating in the three-year extension period of the Wal*Mart lease.  We exercised our option to renew the leases for the three-year extension period for 43 Wal*Mart vision centers during the first nine months of 2003.  The base term for 16 vision centers expires in the last three months of 2003.  At this time, we have elected to close 3 of these locations at the end of the original nine-year lease.  We expect to renew the leases for the vast majority of the remaining vision centers.  These decisions will be based on various factors, including sales levels, anticipated future profitability, increased rental fees in the option period, and market share.

In fiscal 2004, 40 Wal*Mart leases are currently scheduled to expire given information known at this time.  By quarter in fiscal year 2004, 11 Wal*Mart leases will expire in the first quarter, 7 leases in the second quarter, 13 leases in the third quarter and 9 leases in the fourth quarter.  These stores represent annualized sales of approximately $23.4 million and annualized store level operating income of approximately $4.7 million.

Other Operations

In July 2003, the Company amended its agreement with Fred Meyer.  Our new agreement provides an extension of the original lease term from December 31, 2003 to December 31, 2006 and eliminates the five-year option to extend the agreement.  The amendment also revises the rent structure, beginning in 2004, to better align rent obligations with individual store performance.  The amendment also permits the closure of 12 under-performing locations.  Five of these vision centers closed in the second quarter of 2003, and the remainder were closed in the third quarter.

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

During the first quarter of 2004, we expect to initiate a market test in order to consider a new retail business opportunity in the home medical equipment (“HME”) industry.  The test will consist of several stores within Wal-Mart.  Wal-Mart has indicated a willingness to allow us to open these stores.  The HME store will focus primarily on the product offering of 1) mobility products, such as walkers, wheelchairs, and scooters, 2) bath safety products, such as shower chairs, toilet seats and grab bars; and 3) aids to independent living, such as orthopedic supports and aids for dressing and eating.

The home medical equipment market is estimated to be approximately $5 to $6 billion in retail sales.  We view this market niche as having similar attributes as the optical industry, for example, the need for consultative selling, a strong managed care segment within the industry and sales growth opportunities resulting from the aging population.

There can be no assurances that we will successfully open any test stores.  Further, if we are successful in opening test stores, there can be no assurances that the test market will be successful or will lead to a successful roll-out of a new retail business concept in the HME industry.  To open these test stores, we will need to comply with various regulatory requirements, which may delay the opening of these stores and increase the costs and regulatory risk to the Company.  In addition, the indenture governing the Company’s Senior Subordinated notes may impose limitations on our investment in this line of business.

During the fourth quarter of 2002, the Company initiated a retail test in two existing optical stores.  The test consisted of selling disposable hearing aids.  Management viewed the test as an opportunity to determine if a new retail growth prospect may exist within the market.  The Company was not able to develop a business model in the test stores that, in the opinion of Management, represented a retail growth opportunity.  Consequently, the test stores have been discontinued.  The amount of cash expenditures and losses generated by the test are not significant.

Liquidity And Capital Resources

Our capital needs have been for operating expenses, capital expenditures, the repayment of principal on the Senior Subordinated Notes and the payment of interest expense.  Our sources of capital have been cash flow from operations and borrowings under the Company’s credit facility.

It is the Company’s intent to use excess cash for its ongoing operations, repayment of principal and payment of interest on the Company’s outstanding debt and for the repurchase of Notes.  In August  2003, the Company made a principal redemption payment of $5.3 million from existing cash balances to bondholders of record on August 15, 2003.  This amount includes $953,000 of additional principal from previous periods' excess cash calculation.  In addition, the Company made a semi-annual interest payment of $6.1 million from existing cash balances on September 26, 2003.

During the first quarter of 2003, the Company made a principal redemption payment on the Senior Subordinated Notes of approximately $2.9 million on February 28, 2003.  In addition, the Company made an interest payment of approximately $6.4 million on March 28, 2003.  Pursuant to the terms of the indenture, each principal redemption payment is based on the results for the six-month period ending in June or December, respectively.  In March, the Company borrowed $1.0 million under its credit facility in the week preceding the interest payment date in order to provide liquidity for the Company’s daily cash flow requirements.  The Company repaid the borrowings during April 2003.

As of September 27, 2003, the Company’s remaining unused availability under its credit facility with Fleet, after being reduced for letter of credit requirements, has increased slightly to approximately $2.4 million from $1.7 million at December 28, 2002.  At September 27, 2003, the Company had no borrowings under its credit facility, and had letters of credit of $4.1 million outstanding.  Cash and cash equivalents totaled $4.8 million on September 27, 2003.  The Company believes that cash generated from operations and funds available under the credit facility will be sufficient to satisfy its cash requirements through 2004.

During the third quarter of 2002, the Company’s Board of Directors authorized the Company to spend up to $3 million in cash to repurchase (in private, unsolicited transactions) the Company’s Senior Subordinated Notes, within a rolling twelve-month period.  The initial twelve-month rolling period started in August 2002.  These repurchases have been made on individually negotiated discounts to par.  In November 2002, the Board of Directors revised its prior resolution and authorized the Company to continue to repurchase Notes in private transactions (without any annual limit), subject only to any limitations on repurchases contained in the Company’s credit facility.  As of December 28, 2002, the Company had repurchased Notes with a face value of $4.5 million for $3.0 million in cash (which included $106,000 of accrued interest), resulting in a non-cash, gain of $1.6 million during the second half of fiscal 2002.  As of November 10, 2003, the Company has not repurchased any bonds in fiscal 2003.

The Company is in the process of completing an amendment to the credit facility with Fleet.  The amendment is expected to extend the term of the existing facility from an expiration date of May 31, 2004 to an expiration date of May 31, 2007.  We expect the amendment to increase availability by $3 million versus what is provided for under the current Fleet facility.  Additionally, we expect the amendment to allow the Company to spend up to $6 million in cash to repurchase the Company's Senior Subordinated Notes within a rolling twelve-month period as compared to the current limitation of $3 million.  During the fourth quarter of 2003, after execution of the credit facility amendment described above, we expect to repurchase Senior Subordinated Notes in private, unsolicited transactions.  Certain holders of the Company's senior notes previously objected to the repurchase of notes by the Company outside of the procedures provided in the Indenture.  The Company engaged in discussions with these objecting holders and believes that it has the legal right to continue to repurchase the notes in this manner.

Prior to 2002, we opened 400 domestic Wal*Mart vision centers, as provided for in our Master Lease Agreement.  The Company opened two vision centers on military bases and one vision center located in a Fred Meyer during the first nine months of 2003.  We expect to open between 1 and 4 vision centers in 2003 in host environments primarily on military bases.  These store openings are subject to change depending upon liquidity, construction schedules and other constraints.  For each of our new vision centers, we typically spend between $85,000 and $120,000 for fixed assets and approximately $25,000 for inventory.

Through September 27, 2003, we have converted 14 Wal*Mart vision centers to supercenters this year.  In all of 2003, we expect to convert approximately 18 of our existing Wal*Mart vision centers to supercenters.  Each supercenter conversion requires expenditures of approximately $60,000 to $80,000 and effectively “re-starts” that location’s lease term.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50," ("FIN 46").  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 does not currently have an impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement was effective immediately for all financial instruments created or modified after May 31, 2003 and by the first interim period commencing after June 15, 2003 for existing financial instruments.  The adoption of SFAS No. 150 does not currently affect the Company's financial position or results of operations.

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

The Company currently sells separately priced extended warranty contracts generally with terms of twelve months.  Revenues from the sale of these contracts are deferred and amortized over the life of the contract on a straight-line basis.  The costs to service the warranty claims are expensed as incurred.

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

For a great majority of our sales transactions, the expected sales value (i.e., market value) of the Company’s inventory is higher than its cost.  However, as the Company progresses through a selling season, there may be a need to remove certain slow-moving merchandise from stores and return the inventory to the Company’s distribution center to be sold below cost in secondary markets.  As a result, there is a high degree of judgment and complexity in determining the market value of such inventories.  For inventory on hand, the Company estimates the future selling price of its merchandise, given its current selling price and its planned promotional activities, and provides a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.

The Company conducts physical inventory counts for a selection of store locations and lab locations on a periodic basis through the course of the fiscal year and adjusts the Company’s records to reflect the actual inventory count results.  Inventory in the Company’s distribution center is counted near the end of the fiscal year.  The Company also takes cycle counts on a test basis within the distribution center on a monthly basis.  Any discrepancies are recorded at the time the cycle counts are completed.  As all locations are not counted as of the Company’s reporting dates, the Company provides a reserve for inventory shrinkage based principally on historical inventory shrinkage experience.

Valuation of long-lived and intangible assets

Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of the Company’s adoption of fresh start accounting in May 2001.  This intangible asset, which has a net book value of $95.4 million at September 27, 2003, represents the value of the Company’s lease agreement with Wal*Mart and the business relationship therein created.  In accordance with SFAS No. 142, this intangible is an amortizable asset because it has a finite useful life.  However, the precise length of its life is not known due primarily to the Wal*Mart superstore conversions that automatically trigger extensions on the contractual life of the asset.  Based on our projections, our best estimate of the useful life of this asset is 15 years.  Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal*Mart relationship, we amortize this asset using the straight-line method.

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

If we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected cash flow model.  If the projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow method.  Significant management judgment is required regarding the existence of impairment indicators as discussed above.  Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  Based on our review of our intangible and other long-lived assets as of September 27, 2003, no impairment was determined to exist.

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

Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes.  We have provided a full valuation allowance against this deferred tax asset because our high leverage will make it difficult for us to become profitable, and our historically high leverage substantially contributed to our failure to achieve profitability.  We currently provide for income taxes only to the extent that we expect to pay cash taxes for current income.

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

MARKET RISK

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates.  The Company’s primary market risk exposure is interest rate risk - the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso.  Monitoring and managing this risk is a continual process carried out by senior management, which reviews and approves the Company’s risk management policies.  We manage market risk on the basis of an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings.  The Company’s financial advisors, both internal and external, provide ongoing advice regarding trends that affect management’s assessment.  The Company's operations are not considered to give rise to significant market risk.

INTEREST RATE RISK

The Company borrows under its credit facility at variable interest rates.  We therefore incur the risk of increased interest costs if interest rates rise.  At September 27, 2003, the Company had no outstanding borrowings under its credit facility.  The Company's interest cost under its Senior Notes is fixed at 12% through the expiration date in 2009.

FOREIGN CURRENCY RISK

The Company's division in Mexico operates in a functional currency other than the U.S. dollar.  The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders' equity.  Such translation resulted in an unrealized loss of approximately $99,000 and  $130,000  for the three and nine months ended September 27, 2003, respectively.   Historically, the Company has not attempted to hedge this equity risk.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the fiscal quarter covered by this Form 10-Q, the Company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of such fiscal quarter. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the fiscal quarter covered by this Form 10-Q, there has not been any change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II
OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On September 3, 2003, the Second Appellate District of the California Court of Appeal affirmed a prior judgment of the Los Angeles County Superior Court dismissing litigation that had been instituted by Consumer Cause, Inc. against the Company, alleging that the Company's business model in California failed to comply with applicable legal requirements.  The Company previously disclosed this litigation in its Form 10-K for fiscal 2002.  The appeal period with respect to the decision of the Court of Appeal has passed and accordingly the judgment of the Court of Appeal is final.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on August 21, 2003.  The following directors, who were the only nominees for election, were elected at the meeting and constitute the entire Board of Directors of the Company:  B. Robert Floum, James W. Krause, Marc B. Nelson, Jeffrey A. Snow, and Peter T. Socha.  No other matters were voted upon at the meeting.

The results of the vote were as follows:

DIRECTORS	VOTES FOR	VOTES AGAINST	VOTES WITHHELD	ABSTENTIONS	BROKER NON-VOTES
B. Robert Floum	3,318,254		2,312
Marc Nelson	3,318,254		2,312
Jeffrey Snow	3,318,254		2,312
Peter T. Socha	3,318,788		1,788
James W. Krause	3,318,788		1,788

ITEM 5.  Other Information.

On November 7, 2003 the Company resolved the final outstanding claim in its Chapter 11 proceeding.  Pursuant to its plan of reorganization, the Company had deposited common stock and senior secured notes in a disputed claim reserve.  As of November 10, 2003, approximately 325,000 shares of common stock and $12.2 million in notes remained in the reserve.  The plan of reorganization provides that, upon resolution of all outstanding claims, these securities will be distributed on a pro rata basis to the holders of claims in the Chapter 11 case.  The Company is in the process of calculating the distribution amounts and expects that the final distribution will take place later in the fourth quarter.  The distribution of these securities could have an adverse impact on the trading prices of the securities of the Company.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed or furnished herewith:

31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act.
32.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act.

(b)	Reports on Form 8-K.

                        No report on Form 8-K has been filed during the quarter for which this report is filed.  A Current Report on Form 8-K was furnished on August 12, 2003, attaching under Item 12, a press release announcing results for the second quarter of fiscal 2003.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Angus C. Morrison
Angus C. Morrison
Senior Vice President
Chief Financial Officer

By: /s/ S. Lynn Butler
S. Lynn Butler
Principal Accounting Officer

November 17, 2003