Form 10-K
period 2004-01-03
NATIONAL VISION INC
filed 2004-04-02
CIK 868263

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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
12% Senior Secured Notes due 2009

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

The number of shares of Common Stock of the registrant outstanding as of March 8, 2004, was 5,243,047. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of June 28, 2003, was approximately $3.3 million based on a closing price of $0.68 per share on the American Stock Exchange on such date. For purposes of this computation, all executive officers and directors of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates portions of our proxy statement mailed to shareholders in connection with our 2004 annual meeting of shareholders.

PART I

ITEM 1. BUSINESS

Overview

National Vision, Inc. (the “Company”) is a retail optical company that operated, as of January 3, 2004, 468 vision centers in the United States and Mexico. Our vision centers are located inside 396 Wal-Mart stores (including 37 in Mexico), 47 Fred Meyer stores and on 25 U.S. military bases located within the United States. We depend on our domestic Wal-Mart locations for substantially all of our revenues and cash flow. Our vision centers sell a wide range of optical products including eyeglasses, contact lenses and sunglasses. Independent optometrists operate their own practices within substantially all of our vision centers, providing our customers with convenient access to eye examinations and contact lens fittings. To support our retail operations, we also operate two manufacturing and distribution centers.

Current and prospective shareholders and holders of our Notes are encouraged to carefully read all of the disclosures contained in this Annual Report on Form 10-K. As described in greater detail elsewhere herein, we are primarily focused on three significant issues: our license agreement with Wal-Mart, our new business opportunities and our financial position including the profitability and cash flow of our existing store base. The importance of these issues is summarized in the remainder of this introductory section.

Our leases with Wal-Mart for domestic locations have begun to expire in significant numbers. The lease on each domestic store provides for a nine-year initial term and a three-year renewal term. If we are operating in a store that is converted to a Wal-Mart supercenter, our lease term at that location starts over. To our knowledge, Wal-Mart is the only other entity operating vision centers within its domestic stores, and Wal-Mart has not offered us leases for additional stores or renewals of expiring leases. Since opening our 400th store within a domestic Wal-Mart location in 2001, we have, through January 3, 2004, closed 41 such stores. We expect to close another 45 domestic Wal-Mart locations in 2004 as a result of lease expirations. In addition and at our request, during the first half of 2004 Wal-Mart will allow us to exit 13 unprofitable domestic stores prior to the expiration of the initial lease term for these locations.

As a result of our declining number of vision centers in Wal-Mart stores, we devote much attention to developing new businesses. We are seeking additional host environments in which to operate and are seeking to expand our presence on military bases. Additionally, we have tested and expect to continue to test new retail concepts. During 2004, for example, we will test the viability of a home medical equipment concept by opening at least two locations within domestic Wal-Mart stores.

We emerged from bankruptcy in 2001 and issued our 12% Notes in the aggregate face amount of $120 million, resulting in a substantial interest burden. The Note Indenture may limit the expenditures we are able to make in businesses outside of optical. Through January 3, 2004, we have, pursuant to the terms of the Note Indenture, redeemed approximately $14.0 million of Notes at par. Additionally, we have repurchased, in negotiated or open market transactions, Notes with a par value of $10.5 million at an aggregate cost of approximately $6.6 million. The Notes mature on March 30, 2009, and provide for continuing mandatory semi-annual redemption payments, subject to the terms and conditions of the indenture. We intend to continue to repurchase Notes from time to time in negotiated or open market transactions.

Our ability to develop new businesses and to reduce our debt is, of course, tied directly to our ability to generate operating cash flow. Since emerging from bankruptcy in 2001, we have improved our operating processes and continue to focus on achieving greater profitability and stronger cash flow. Because we are operating a declining number of stores, we must improve, and have improved, individual store operating results in order to achieve bottom-line growth and stronger cash flow in the aggregate. We remain highly focused on improving our operating results as a means of supporting our debt reduction and business growth objectives.

The remainder of this Annual Report on Form 10-K expands further upon these matters, describes our operating strategies and emphasizes the risks inherent in our company and the industry in which we operate.

Date of Information

Unless otherwise expressly stated, all information in Item 1 of this Form 10-K is as of January 3, 2004.

History of the Company

The Company was founded as National Vision Associates, Ltd. in 1990, when we entered into a master license agreement with Wal-Mart Stores, Inc. (“Wal-Mart”). As subsequently amended through 1994, the agreement gave us the right to open 400 vision centers in Wal-Mart stores. We opened the 400th such store in 2001.

In late 1997, we made a strategic decision to diversify our revenue base through acquisitions in the freestanding optical market. In October 1997, we acquired Midwest Vision, Inc. with 51 freestanding retail optical centers in four Midwest states. In July 1998, we acquired Frame-n-Lens Optical, Inc. with 150 freestanding vision centers in California and 120 vision centers located within Sam’s Clubs. In October 1998, we acquired New West Eyeworks, Inc. with 175 retail optical centers in 13 states, including approximately 120 vision centers in freestanding locations and more than 50 host vision centers in Fred Meyer stores. Following the acquisitions, we changed our name to Vista Eyecare, Inc. To fund the acquisitions, we issued $125 million of Senior Subordinated Notes due 2005 bearing interest at 12.75% per annum.

Sales shortfalls in the freestanding stores caused adverse pressure on cash flow and liquidity. After failing to negotiate an out-of-court restructuring with the holders of our Senior Subordinated Notes, we filed for reorganization under Chapter 11 on April 5, 2000.

During the bankruptcy process, we closed or disposed of all of our freestanding stores and closed all of our host vision centers operating in Sam’s Clubs and in Meijer Thrifty Acres stores. On May 31, 2001, we emerged from bankruptcy as an optical retailer operating vision centers in host departments, including Wal-Mart and Fred Meyer locations.

Upon emerging from bankruptcy, we changed our name to National Vision, Inc. (“National Vision”) and implemented “fresh start” accounting. As a result, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after emergence are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements of the pre-confirmation company (the “Predecessor”). A black line has been drawn in the financial statements to distinguish Predecessor and Successor results.

Dependence on Domestic Wal-Mart

As of January 3, 2004, we operated 359 vision centers in domestic Wal-Mart stores, all of which operate pursuant to a master license agreement (see “Management’s Discussion and Analysis — Summary of Lease Agreements”). These units generated approximately 89% of our revenue in 2003 and represent the most profitable division of our host retail operations measured as a percent of sales. We therefore depend on Wal-Mart and on our agreement with them for our continued viability unless and until we develop a replacement business.

Vision Center Operations

Our vision centers typically occupy between 500 and 3,000 square feet, including areas for merchandise display, customer service, and contact lens fitting. Each vision center maintains inventory of approximately 950 eyeglass frames and 500 pairs of contact lenses, along with sunglasses and other optical accessories. Our two optical laboratories deliver prescription eyewear to all our vision centers. Approximately 70% of our vision centers have a finishing laboratory, which allows the vision center to provide one-hour service for most single vision prescription lenses. These vision centers carry inventory of approximately 1,000 pairs of spectacle lenses.

In 2002, we began selling a managed care insurance product in our Wal-Mart California vision centers to retail customers who do not otherwise have vision insurance coverage.

Marketing

We are a value provider of optical goods and stress that theme in our marketing. We offer everyday low prices at our vision centers. National Vision also has a satisfaction guaranteed customer policy. We are vigilant about ways to lower our own costs so we may pass savings on to our customers.

Managed Vision Care

We expect that in the optical industry, retail sales through numerous managed vision care programs will increase over the next several years as a percentage of overall retail optical sales. Under managed vision care plans, members fulfill their eyecare and eyewear needs either at 1) specific locations designated by the plan sponsor, or 2) at locations outside of the plan’s network where the provider can accept assignment of benefits as an “out-of-network” provider. We believe our network of vision centers combined with the convenience of their locations and our ability to offer low prices should enable us to make competitive bids for managed care contracts and to be an attractive provider for those plans with “out-of-network” benefits. Our declining base of vision centers may adversely affect our ability to compete for managed care contracts. (See “Risk Factors — Our declining base of vision centers in Wal-Mart stores could make it more difficult for us to compete.”) Managed care sales accounted for approximately 10%, 11% and 12% of our retail sales in 2001, 2002, and 2003, respectively.

Marks

Our vision centers in domestic Wal-Mart are identified as the “Vision Center located in Wal-Mart” and in Mexico as “Opticas Centro de Vision.” Our vision centers on Military bases are identified as “National Vision Optical.” Three of our vision centers within Fred Meyer operate as “The Optical Shoppe”. We also use the “Vista Optical” name to identify some of our vision centers operating in Fred Meyer locations. As part of our agreement to sell the freestanding vision centers, we obtained a license to continue our use of this name through January 2004. The licensor of this mark filed for bankruptcy during 2003. We have expressed an interest in purchasing this trade-name, but we may, however, lose the right to use this name. We are continuing to use the “Vista Optical” name in certain locations while we await a response from the trustee of the bankruptcy estate.

Employees

We employ 2,020 associates on a full-time basis and 645 associates on a part-time basis. We have 2,210 associates engaged in retail sales, 215 in laboratory and distribution operations, and 240 in management and administration. Apart from our retail employees in Mexico, none of our employees are governed by any collective bargaining agreements. We believe that our employment relations are generally good.

Optometrists

Optometrists are important to the success of our vision centers. We strive to have an optometrist on a full-time basis at most of our locations. These optometrists are typically independent from us and lease a portion of our locations for vision examinations. We typically charge rent to these optometrists, in exchange for the premises and the equipment which we provide. Our agreement with Wal-Mart contemplates that we generally will have an optometrist on duty at least 48 hours each week. Our relationships with optometrists are subject to extensive regulation. (See “Government Regulation” below.)

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

Lease Agreements

We have agreements governing our operations in host environments, such as Wal-Mart. Typically, each agreement is for a base term, followed by an option to renew for a specified length of time. The agreements provide for payments of minimum and percentage rent, and also contain other customary provisions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Lease Agreements”.

Government Regulation

Our business is heavily regulated by federal, state, and local law. We must comply with federal laws such as the Social Security Act (which applies to our participation in Medicare programs), the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) (which governs our participation in managed care programs), and the Food and Drug Administration Act (which regulates medical devices such as contact lenses). We also must comply with the privacy regulations and the forthcoming security regulations under HIPAA. In addition, all states have passed laws that govern or affect our arrangements with the optometrists who practice in our vision centers. Some states, such as California, Texas, North Carolina, and Kansas, have particularly extensive and burdensome requirements that affect the way we do business. In California, optometrists who practice adjacent to our retail locations are providers to and subtenants of a subsidiary, which is licensed as a single-service HMO.

Many states also have adopted laws that mirror the federal laws described above. Local ordinances (such as zoning requirements) can also impose significant burdens and costs of compliance. Frequently, our competitors sit on state and local boards. Our risks and costs of compliance are often increased as a result.

We believe that we substantially comply with material regulations that apply to our business.

Competition

The retail eye care industry is extremely competitive. We compete with national companies such as LensCrafters and Cole; we also compete with numerous regional and local firms. In addition, optometrists, ophthalmologists, and opticians provide many of the same goods and services we provide. The level and intensity of competition can vary dramatically depending on the particular market. We believe that we have numerous competitive advantages, such as our everyday low pricing, product selection, and quality and consistency of service.

We also compete for managed care business. Our competition for this business is principally the larger national and regional optical firms. Competition for this business is driven by size of provider network, quality and consistency of service, and by pricing of vision care services. We have one of the largest networks in the country and believe that the size of the network gives us a competitive advantage. Our declining base of vision centers may adversely affect our ability to compete for managed care contracts. (See “Risk Factors — Our declining base of vision centers in Wal-Mart stores could make it more difficult for us to compete.”)

Several of our competitors have significantly greater financial resources than we do. As a result, they may be able to engage in extensive and prolonged price promotions that may adversely affect our business. They may also be able to spend more than we do for advertising. Our two largest competitors have agreed to merge. The merger, if completed, could adversely affect our business. (See “Risk Factors — The retail eyecare industry is extremely competitive”.)

Mexico Operations

We operate 37 vision centers in Mexico under a master license agreement with Wal-Mart. Our operations in Mexico face unique risks, such as currency devaluations, inflation and difficulties in cross-cultural marketing. Information relative to sales and long-lived assets for the United States and Mexico for the years ended January 3, 2004 and December 28, 2002, the seven months ended December 29, 2001, and the five months ended June 2, 2001, are summarized in the following tables (amounts in thousands):

	United States	Mexico	Consolidated
Successor Company:
Fiscal year 2003
Sales during year	$238,971	$4,378	$243,349

Long-lived assets at end of year	$106,065	$833	$106,898

Fiscal year 2002
Sales during year	$219,171	$5,026	$224,197

Long-lived assets at end of year	$118,177	$1,204	$119,381

Seven months ended December 29, 2001
Sales during period	$119,615	$2,910	$122,525

Long-lived assets at end of period	$131,894	$1,352	$133,246

Predecessor Company:
Five months ended June 2, 2001
Sales during period	$108,267	$2,150	$110,417

Long-lived assets at end of period	$140,249	$1,226	$141,475

Available Information

The Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information about National Vision, Inc, including our Annual Report on Form 10-K, may be obtained at that website (www.sec.gov) or by any shareholder (without charge) upon written request to National Vision, Inc., 296 Grayson Highway, Lawrenceville, GA 30045, Attn: Investor Relations. In addition, our most recent public filings with the Securities and Exchange Commission are available on our web site at www.nationalvision.com.

ITEM 2. PROPERTIES

Our 468 vision centers in operation as of January 3, 2004 are located as follows:

Location	Total	Location	Total

Alabama	8	Nevada	5
Alaska	11	New Hampshire	3
Arizona	11	New Jersey	13
California	86	New Mexico	10
Colorado	8	New York	24
Connecticut	10	North Carolina	53
Florida	5	Oregon	30
Georgia	36	Pennsylvania	17
Hawaii	4	Puerto Rico	1
Idaho	3	South Carolina	10
Kansas	9	South Dakota	1
Kentucky	1	Tennessee	1
Louisiana	1	Texas	6
Maine	1	Virginia	23
Maryland	3	Washington	22
Massachusetts	5	West Virginia	7
Montana	2	Wyoming	1

		Mexico	37

Our headquarters in Lawrenceville, Georgia are located in a 66,000 square foot building that includes a distribution center and optical laboratory. The building is leased through January 2009.

We operate a second distribution center and optical laboratory facility located in St. Cloud, Minnesota. This 20,000 square foot facility is subject to a lease that expires in October 2007.

ITEM 3. LEGAL PROCEEDINGS

Litigation in California

On September 3, 2003, the Second Appellate District of the California Court of Appeal affirmed a prior judgment of the Los Angeles County Superior Court (Case No. BC 274257) dismissing litigation that had been instituted against us on May 20, 2002 by Consumer Cause, Inc. alleging that our business model in California failed to comply with applicable legal requirements. The complaint sought attorney fees and an injunction prohibiting us from continuing the alleged violations. The case brought by Consumer Cause, Inc. against us was similar to a case previously brought by the California Attorney General against one of our competitors, alleging, among other things, that their business model fails to comply with applicable legal requirements. (See “Risk Factors — We are subject to state and local regulations of the vision care industry”). The California Supreme Court has “depublished” the favorable opinion of the Court of Appeal in the case brought against us by Consumer Cause, Inc. Under California law, the effect of depublication is to prevent other parties from citing the case as legal authority.

Chapter 11 Proceedings

On November 7, 2003, we resolved the final outstanding claim in our Chapter 11 proceeding. In mid-February 2004, we authorized the trustee to distribute the remaining Notes to creditors on a pro rata basis. We expect that all remaining Notes and shares of common stock will be distributed during the second calendar quarter of 2004. The issuance of these notes and shares could depress the price for our securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the American Stock Exchange under the symbol “NVI”. The following table sets forth for the periods indicated the high and low prices of our Common Stock.

		High	Low
Fiscal 2002	March 30, 2002	$1.44	$0.65
	June 29, 2002	$1.18	$0.65
	September 28, 2002	$1.20	$0.70
	December 28, 2002	$0.75	$0.25

Fiscal 2003	March 29, 2003	$0.47	$0.32
	June 28, 2003	$0.69	$0.25
	September 27, 2003	$0.90	$0.55
	January 3, 2004	$2.75	$0.67

As of March 1, 2004, there were approximately 371 holders of record of our Common Stock.

We have never paid dividends on our common stock. In addition, each of our indenture and our credit facility prohibits us from paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from the Consolidated Financial Statements of the Successor for the years ended January 3, 2004 (“2003”) and December 28, 2002, (“2002”) and the seven months ended December 29, 2001, and from the Consolidated Financial Statements of the Predecessor for the five months ended June 2, 2001 and the years ended December 30, 2000 (“2000”) and January 1, 2000 (“1999”) (dollars in thousands):

	Successor			Predecessor
			Seven months	Five months
			ended	ended
			December 29,	June 2,
	2003	2002	2001	2001 (B)	2000	1999
Total net revenue	$243,349	$224,197	$122,525	$110,417	$283,423	$304,115
Gross profit	$132,442	$123,498	$67,688	$58,124	$151,673	$167,817
Gross profit percentage	54.4%	55.1%	55.2%	52.6%	53.5%	55.2%
Interest expense	$12,913	$14,099	$8,459	$1,154	$7,783	$19,391
Operating income (loss) from continuing operations (A)	$7,695	$4,047	$1,498	$(6,129)	$(9,944)	$(2,081)
Income (loss) from discontinued operations (A)	$(259)	$1,812	$1,031	$905	$3,531	$4,254
Net earnings (loss)	$(3,868)	$(6,204)	$(5,860)	$113,323	$(139,880)	$(17,562)
BALANCE SHEET DATA:
Total assets	$140,297	$153,801	$171,217	$186,688	$90,888	$220,219
Current and long-term debt obligations	$95,484	$109,706	$120,000	$123,000	$183,735	$151,902
Shareholders’ equity (deficit)	$8,870	$12,829	$19,274	$25,000	$(113,323)	$26,557
STATISTICAL DATA:
Domestic vision centers open at end of period Leased department vision centers	431	481	479	473	472	577
Freestanding vision centers	—	—	—	—	226	322
Capital expenditures	$4,517	$5,209	$2,750	$2,084	$5,379	$12,704
Depreciation and amortization	$15,962	$18,999	$11,425	$4,808	$17,526	$18,602

Fiscal 2003 included 53 weeks, whereas each of the other full years presented herein represents a 52-week fiscal year.

(A)	At the beginning of 2002, we adopted Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long —Lived Assets” (“FAS No. 144”) which includes a requirement that discontinued operations be evaluated at the lowest levels to which cash flow is attributed. We prepare separate internal financial statements for each store we operate; we have determined to present principally all closed stores within “Discontinued Operations”. During 2003, there were 54 such locations. Individual locations that were closed or disposed of prior to the adoption of FAS No. 144, such as the freestanding and Sam’s Club locations, did not qualify for Discontinued Operations presentation and are included within results from Continuing Operations of the Predecessor.

(B)	We emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001. Results of operations for the 3-day period from May 31, 2001 through June 2, 2001 were not material. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results

Our primary source of revenue is from retail sales of eyeglasses, contact lenses and other optical merchandise in the vision centers we operate within host environments and on military bases. In 2002 we also began selling vision examination insurance in our California stores. In 2003, we began manufacturing eyeglasses for a fifteen-store independent optical chain.

Fiscal 2003 was the first year in which we closed a significant number of domestic vision centers as we reached the end of their contractual option period. We had opened our 400th domestic Wal-Mart store in 2001 and still operated 399 of these at the end of 2002. During 2003, forty of these leases expired and we operated 359 vision centers within domestic Wal-Mart locations at January 3, 2004.

During 2004, we expect to close an additional 58 stores, including thirteen stores whose leases were not scheduled to expire, but which we requested to close because of poor operating results and prospects.

In 2003, we began to narrow our strategies for coping with the gradual closing of stores. We settled on three dominant strategies:

•	First, we focused on optimizing the profitability of our existing stores to help maximize the time available to develop new, sustainable growth vehicles.

•	Next, we reviewed and tested growth opportunities within optics.

•	Finally, we have identified and will begin testing non-optics opportunities inside Wal-Mart.

We made significant changes in our existing optical business in 2003. These changes began to benefit our financial results by late in the third quarter of 2003, and we expect that they will benefit future periods as well. The financial impact of these changes is discussed in further detail in the following sections.

In addition to the operational changes, we also tested two concepts within the optics category in 2003: 1) operating optical kiosks within a mall environment and 2) selling disposable hearing aids and hearing exams within existing vision centers. Neither of these concepts was sufficiently successful to justify continued investment, and both tests were stopped by the end of the year. The financial impact of these two tests was not significant to us.

Results of Operations

Our results of operations in any period are significantly affected by the number and mix of vision centers operating during such period. At January 3, 2004, we operated 468 vision centers, versus 518 vision centers at December 28, 2002 and 514 vision centers at December 29, 2001. The following table sets forth information about the number and type of vision centers we owned and operated as of the end of fiscal 2003, 2002 and 2001, respectively.

	January 3, 2004	December 28, 2002	December 29, 2001
Wal-Mart:
Domestic	359	399	400
Mexico	37	37	35
Fred Meyer	47	58	55
Military	25	24	24

Total	468	518	514

Vision centers currently reported in continuing operations	468	464	460

National Vision, Inc.
Consolidated Statements of Operations
For the years ended January 3, 2004, December 28, 2002,
and December 29, 2001
(In thousands)

	Year Ended	Year Ended	Year Ended
	January 3, 2004	December 28, 2002	December 29, 2001
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Retail sales, net	$236,125	$222,156	$232,942
Premium revenue	6,347	2,041	—
Other revenue	877	—	—

Total net revenue	243,349	224,197	232,942
Cost of goods sold	110,907	100,699	107,130

Gross profit	132,442	123,498	125,812

Operating expenses:
Selling, general & administrative expense	123,713	119,451	130,443
Impairment of long-lived assets	550	—	—
Restructuring expense	484	—	—

Total operating expense	124,747	119,451	130,443

Operating income (loss)	7,695	4,047	(4,631)
Other expense, net:
Interest expense	(12,913)	(14,099)	(9,613)
Gain on repurchase of Notes	2,321	1,566	—
Other income, net	50	470	74

Loss before reorganization items, taxes, discontinued operations and cumulative effect of a change in accounting principle	(2,847)	(8,016)	(14,170)
Reorganization gain	—	—	102,515
Gain on restructuring of debt	—	—	17,182

Earnings (loss) before taxes, discontinued operations and cumulative effect of a change in accounting principle	(2,847)	(8,016)	105,527
Income tax expense	(198)	—	—

Net earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	(3,045)	(8,016)	105,527

Discontinued Operations:
Operating income (loss) from discontinued operations	(200)	1,862	1,936
Loss on disposal	(59)	(50)	—

Income (loss) from discontinued operations	(259)	1,812	1,936

Earnings (loss) before cumulative effect of a change in accounting principle	(3,304)	(6,204)	107,463
Cumulative effect of a change in accounting principle	(564)	—	—

Net earnings (loss)	$(3,868)	$(6,204)	$107,463

We emerged from Chapter 11 on May 31, 2001 and implemented “fresh start” accounting as of June 2, 2001. Results of operations for the 3-day period from May 31, 2001 through June 2, 2001 were not material. In accordance with fresh start accounting, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the periods prior to emergence. However, for purposes of this discussion, the Successor results for the seven months ended December 29, 2001 have been combined with the Predecessor results of five months ended June 2, 2001. Differences resulting from fresh start accounting are explained when necessary.

Continuing Operations

Total Net Revenue. Total net revenue is comprised of retail sales, premium revenues and other revenues. In 2003, total domestic comparable store sales were up 5.0% over the prior year. Domestic comparable store sales for 2003 were calculated using the first 52 weeks of 2003 compared to fiscal 2002 which was a 52-week year. This calculation only includes vision centers that were open for all of fiscal 2002 and 2003. The following reconciliation shows the components of the change in retail sales (amounts in thousands):

				2003	2002
				vs. 2002	vs. 2001
	2003	2002	2001	% Change	% Change
Domestic — first 52 weeks (a)	$227,467	$216,699	$209,385	5.0%	3.5%
Domestic — 53rd week (a)	3,075
Domestic — other (b)	1,205	431	281	179.6%	53.5%
Mexico (c)	4,378	5,026	5,060	-12.9%	-0.7%
Stores disposed of during reorganization			18,216		-100.0%

Total retail sales, net	$236,125	$222,156	$232,942	6.3%	-4.6%

(a)	We operate on a 52/53 week fiscal year. As a result, fiscal 2003 contained 53 weeks whereas 2002 and 2001 each contained 52 weeks. Sales for the 53rd week has been shown separately to reflect more comparable results. In addition, this category includes locations that were open for all of 2002 and 2003 and are included in the domestic comparable store sales calculation.

(b)	This category includes individual store locations that were not open for all of 2002 and 2003, and, therefore, were not part of the domestic comparable store sales calculation.

(c)	Our Mexico operations are consolidated using the 12 calendar months ended November 30th each year.

During 2003 we made several changes to help drive domestic sales. Although it is difficult to quantify the result of each of these activities, we believe that the following factors had the most significant impact on our retail domestic comparable store sales increase of $10.8 million or 5% over 2002:

1.	We implemented significant merchandising changes in every major category (frames, spectacle lenses and contact lenses) to modernize our collection and simplify the presentation for the customer. The most significant category changes are as follows:

a.	In the first quarter of 2003, we updated our frame collection to modernize and simplify our presentation. As part of this process, we substantially reduced the number of frame vendors, consolidated price points, and enhanced the presentation of frames to make them more brand focused for the customer, and easier to manage for our associates.

b.	During the first half of 2003, we aligned our contact lens selection with the products most frequently prescribed by our independent doctors. This favorably impacted our 2003 contact lens sales, which are up approximately 9% over 2002 and approximately 15% over 2001.

c.	We also updated our accessory collection to complement our spectacle offering, increasing 2003 accessory sales by approximately 19% over 2002.

2.	We restructured our personnel scheduling at the store-level to provide for consistent coverage based on operating needs by sales volume levels

3.	We amended our incentive programs to increase potential participation by, and therefore the productivity of, our associates.

Our 2002 domestic comparable store sales increase of approximately $7.3 million over 2001 was largely the result of a change in our frame and lens presentation. Historically, our in-store presentation of frame and lens options was based on a package price concept. The package price included a pair of base lenses, a frame and certain lens options. In July 2002, we changed our presentation strategy by “unbundling” the package price so that pricing for frames and lenses is presented separately in the store. The presentation is intended to be clearer as well as more concise and customer-friendly, and is similar to product and price presentation at a majority of our competitors’ stores. After an initial orientation phase, we experienced increases in the number of spectacle units sold and in the average spectacle transaction value.

Managed care sales accounted for approximately 10%, 11% and 12% of our sales in 2001, 2002 and 2003, respectively. We work with large and small managed care payors to provide vision benefits to their members. We expect that retail optical sales through managed vision care programs will increase over the next several years as a percentage of overall retail optical sales. (See “Risk Factors — Our declining base of vision centers in Wal-Mart stores could make it more difficult for us to compete.”) As such, changes in the managed vision care industry are likely to impact our sales. Effective October 1, 2003, a large national managed care payor changed its policy regarding out-of-network providers. These changes limited our ability to verify benefit coverage and to accept assignment of the payor’s benefits on behalf of our customer. Prior to October 2003, we were generating sales of approximately $3.7 million on an annualized basis as a result of being an out-of-network provider for this payor. The net impact of this change has been a substantial reduction in sales as an out-of-network provider for this payor. We are working aggressively to mitigate the decreases in lost sales. We have attempted to discuss these matters with the payor, but do not believe that the payor intends to change its new policy. We are evaluating alternatives but can provide no assurance that they will be successful or that we will again be able to participate as an out-of-network provider for this payor. We will continue to work toward adding third party plans and payors as part of our ongoing managed care growth strategy.

In May 2003, we began offering a twelve month extended warranty plan in our Wal-Mart vision centers to provide for repair and replacement service during the first year after purchase. Revenue recognized in 2003 was approximately $2.0 million. By the fourth quarter of 2003, approximately 45% of our eyeglass transactions included an extended warranty purchase. We expect these increased warranty sales to continue into 2004. This revenue is reflected within “Retail sales, net” in our Consolidated Statements of Operations.

The 2003 increase of $4.3 million in premium revenue can be largely attributed to increased enrollments in our California health maintenance organization. The HMO had 150,000 enrollees (or participants) at the end of 2003 compared to 48,000 at the end of 2002. We began selling this managed care insurance product in the Wal-Mart California vision centers in the second quarter of 2002. Revenue from premiums is recognized over the life of the policy as the related services are rendered.

In 2003, we began manufacturing eyeglasses for an independent chain of fifteen vision centers. Total revenue from this activity was $877,000 during the year.

Gross Profit. The components of sales and gross profit are detailed below (dollars in thousands):

	Year ended		Year ended		Year ended
	January 3, 2004		December 28, 2002		December 29, 2001
	(53 weeks)		(52 weeks)		(52 weeks)
Retail sales, net	$236,125	100.0%	$222,156	100.0%	$232,942	100.0%
Retail cost of goods sold	104,572	44.3%	98,872	44.5%	107,130	46.0%

Retail gross profit	$131,553	55.7%	$123,284	55.5%	$125,812	54.0%

Premium revenue	$6,347	100.0%	$2,041	100.0%
Claims expense	5,994	94.4%	1,827	89.5%

Insurance gross profit	$353	5.6%	$214	10.5%

Other revenue	$877	100.0%
Other cost of sales	341	38.9%

Other gross profit	$536	61.1%

Total net revenue	$243,349	100.0%	$224,197	100.0%	$232,942	100.0%
Total cost of goods sold	110,907	45.6%	100,699	44.9%	107,130	46.0%

Total gross profit	$132,442	54.4%	$123,498	55.1%	$125,812	54.0%

We attribute the 2003 increase in retail gross profit dollars primarily to sales increases arising out of merchandising changes made beginning in mid-2002 and continuing throughout 2003. We have also established a process for updating our selections on a more regular basis. Eyeglass sales are more than 70% of our retail sales. Therefore, changes in frames and lenses have the greatest impact on our business.

The 2002 improvement in gross profit margin percentage and a portion of the 2003 improvement are primarily the result of a shift in sales mix towards eyeglasses, coupled with an increase in eyeglass margins due to the Company’s “unbundling” of frame and lens pricing. In the second half of 2003, we began testing different lens offerings to improve eyeglass profit margins and simplify customer presentation. We have substantially completed our lens test as it relates to single vision lenses, but expect this process to continue for multifocal lenses throughout 2004. We have begun to see slight improvements in eyeglass margins as a result of the change in lens offering in the fourth quarter of 2003 and expect this to continue.

These improvements in 2003 and 2002 retail gross profit margins were somewhat reduced by increases in rent as the number of Wal-Mart locations entering the option period of their lease increased in relation to the total number of vision centers. In 2003, we recorded an effective rent of approximately 14% on revenues from our Wal-Mart locations. Because of minimum rent increases during the option period, we need to increase comparable store sales in order to keep our rent percentage at these levels. Any decrease in sales would have a negative impact on occupancy expense as a percent of sales. Approximately 124 and 126 vision centers were operating within their option period at January 3, 2004 and December 28, 2002, respectively. The 2002 decrease in gross profit dollars is the result of the disposal of the freestanding vision centers in April 2001.

Insurance gross profit represents premium revenue less claims expenses for a managed care product that we began selling in the Wal-Mart California vision centers in the second quarter of 2002. This insurance product has significantly lower margins than do our retail products. The introduction of this product increased total 2003 revenues by $4.3 million over 2002 and gross profit dollars by $139,000, but decreased total gross profit as a percent of net sales by 0.8 percentage points.

Selling, General and Administrative Expense (“SG&A expense”). Selling, general and administrative expense includes both store operating expenses and home office overhead costs and is shown below.

	2003	2002	2001
Selling, general and administrative expense	$123,713	$119,451	$130,443

As a percent of total net revenue	50.8%	53.3%	56.0%

Sales increases in 2003 resulted in a reduction of SG & A expense as a percent of sales. 2002 expenses are not directly comparable to 2001 expenses because of the freestanding stores that were disposed of during the first four months of 2001. As a result, comparisons to 2001 are not meaningful. Significant factors influencing changes in expenses in 2003 are discussed below.

The following factors influenced vision center payroll and field supervision costs. These costs comprise approximately 56% of our selling, general and administrative expense:

•	An increase in retail-level compensation of approximately $2.0 million for 2003. This includes store payroll costs and supervision-level costs. Substantially all of the increase in base payroll is due to higher rates in certain markets, where availability of dispensing opticians and growing competition resulted in upward pressure on rates for optical personnel. Also in 2003, we restructured payroll scheduling, to provide consistent coverage based on operating need by volume levels. This change did not have a significant impact on the hours of coverage.

•	An increase in store level incentive costs of $1.2 million in 2003 due to a change in incentive structure in 2003, combined with improved performance.

•	An increase in health and medical benefit costs of approximately $800,000 in 2003.

The following factors influenced other expenses included within the selling, general and administrative expense category:

•	Workers’ compensation expense, which increased approximately $800,000 in 2003. This increase was due to adverse development of claims from previous years, particularly in California.

•	An increase in professional fees of approximately $600,000 in 2003, a portion of which was incurred as a result of the re-audit of the 2001 financial statements and the completion of the 2002 financial statements.

•	Additionally, during 2003, we realized a reduction in depreciation and amortization expense of approximately $3.0 million largely due to leasehold improvements and equipment at some stores becoming fully depreciated. We expect this decline in depreciation expense to continue, but to a lesser degree.

Restructuring Expense. During August 2003, we initiated and completed a restructuring of the retail field and home office retail support center. The process resulted in a reduction in headcount approximating 15% of both the retail field management organization and the home office retail support center organization. The cost of the restructuring process was $484,000, which included separation costs and outplacement costs. The annual payroll and related costs represented by the reduction in force was approximately $1.9 million. We cannot guarantee the savings from this reduction in force will reduce our payroll and related costs in subsequent years or that it will reduce such expense by the same or similar amounts in subsequent years.

Impairment of Long Lived Assets. Historically, we have operated our vision centers to the maximum term of the lease, including the exercise of all available renewal options in most cases. Our strategy was to maintain store operations, even if the store was under-performing and devote our attention to correcting the store’s problems. In the fourth quarter of 2003, we revised our strategy to assess under-performing stores prior to the lease termination date, and potentially close the under-performing stores in order to maximize operating profitability. As a result, we identified certain store locations with a history of operating losses that we do not expect to become profitable without significant cost and effort. We intend to close 13 of these locations in March and April of 2004. Closing these vision centers prior to the end of their lease term (or option period) allows us to focus greater attention on maximizing profits from more promising locations and developing a new business model.

For the 13 locations that we expect to close prior to the lease termination date, we reviewed the locations for potential impairment by comparing the future expected undiscounted cash flows for these locations to the carrying value of their long-lived assets. The long-lived asset carrying value for 12 of the locations exceeded the future expected undiscounted cash flows from the locations. Therefore, impairment was determined to exist for these 12 locations. We also reviewed the remainder of store locations for potential impairment and identified 30 additional vision centers in Wal-Mart, Wal-Mart de Mexico, Fred Meyer and on military bases which were determined to be impaired given that the expected future undiscounted cash flows from these locations are less than the carrying value of their assets. As a result, we have recorded a non-cash impairment charge of $550,000 to write-down these long-lived assets to their fair market value. Fair market value was determined using the expected discounted cash flows for each location. This impairment was reflected for leasehold improvements, furniture, fixtures and equipment at these 42 locations.

Interest Expense. The outstanding balance of our long-term Senior Subordinated Notes is the primary driver of interest expense. Interest expense decreased by approximately $1.2 million in 2003 compared to 2002 due to principal repayments and Note repurchases made during 2002 and 2003. During the first five months of 2001, when we were under the protection of the bankruptcy court, we did not accrue interest expense on our former Senior Subordinated Notes outstanding of $125 million. When we emerged from bankruptcy on May 31, 2001, we restructured our debt and began accruing interest at 12% on our $120 million of newly issued Senior Subordinated Notes. The table below rolls forward our long-term outstanding debt balances for 2003, 2002 and 2001 and the principal repayments and Note repurchases made each year (in thousands):

	2003	2002	2001
Senior subordinated notes outstanding at beginning of year	$109,706	$120,000	$125,000

Mandatory redemptions, at par	(8,161)	(5,796)
Repurchases at discounted prices	(6,023)	(4,498)
Retirement of unissued Notes	(38)	—

Senior subordinated notes outstanding at end of year	$95,484	$109,706	$120,000

Weighted average balance outstanding for the year	$104,366	$115,526

          The outstanding Senior Note balance at December 29, 2001 is not comparable to Senior Notes outstanding at the beginning of 2001. The outstanding notes at the beginning of 2001 were issued by the Predecessor and were not accruing interest due to our Chapter 11 proceedings. The weighted average balance outstanding for 2001 is not meaningful.

Gain on Repurchase of Notes. During 2003 and 2002, we repurchased our Senior Subordinated Notes and recorded gains from those repurchases as shown below:

	2003	2002

Face value repurchased	$6,023	$4,498
Purchase price	3,702	2,932

Gain on repurchase of Notes	$2,321	$1,566

Discontinued Operations. During 2003, 42 of our vision center leases expired, resulting in the closure of 40 Wal-Mart vision centers and 2 vision centers on military bases. In addition, during the second and third quarter of 2003, we closed 12 under-performing vision centers in Fred Meyer locations prior to their scheduled lease expiration. Condensed information for these 54 closed stores is presented below. The net loss on disposal of these operations includes severance and closing costs and gains from the sale of certain assets. Operating results for these closed vision centers have been presented separately as discontinued operations for all periods in the Consolidated Statements of Operations.

	Years Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(53 weeks)	(52 weeks)	(52 weeks)
Total net sales	$9,798	$22,823	$23,158
Operating income (loss)	$(200)	$1,862	$1,936
Loss on disposal	$(59)	$(50)	$—

Cumulative Effect of a Change in Accounting Principle. We adopted Emerging Issues Task Force Issue No. 02 — 16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”) at the beginning of 2003. This Issue addresses the method by which retailers account for vendor allowances. Prior to fiscal 2003, we received vendor allowances through co-op advertising agreements, which were classified in the income statement as a reduction of advertising expense. As a result of the adoption of EITF 02-16, certain vendor allowances, which formerly were treated as a reduction in advertising costs, are presented as a reduction of inventory cost and subsequently as a component of cost of goods sold. On the first day of fiscal 2003, we recorded additional expense of $564,000 as the cumulative effect for this change in accounting principle. This amount reflects the portion of vendor allowances that would have reduced inventory costs had this new accounting pronouncement been in effect at the end of 2002.

Use of Non-GAAP Financial Measures: EBITDA

We frequently refer to EBITDA in this document. EBITDA is calculated as net earnings before interest, taxes, depreciation, amortization, cumulative effect of a change in accounting principle, non-cash items, and reorganization items as defined in the terms of our Senior Subordinated Debt Indenture. We refer to EBITDA because:

•	it is the basis for the calculation of the excess cash flow principal repayment under our Senior Subordinated Notes; and
•	it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

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

The following is a reconciliation of net earnings to EBITDA (amounts in thousands):

	2003	2002	2001
Net earnings (loss)	$(3,868)	$(6,204)	$107,463
Adjustments:
Interest expense	12,913	14,099	9,613
Interest income	(50)	(147)	(74)
Income tax expense	198	—	—
Depreciation and amortization	15,962	18,999	16,233
Cumulative effect of a change in accounting principle	564	—	—
Non-cash items (a)	(1,771)	(1,889)	(17,182)
Reorganization expense (gain)	—	—	(102,515)

EBITDA	$23,948	$24,858	$13,538

(a)	These items consist of the gains on repurchase of Notes, the impairment of long-lived assets, the gain on recovery of assets previously written off and the Predecessor gain on extinguishment of debt.

SUMMARY OF LEASE AGREEMENTS

We have agreements governing our operations in host environments. Typically, each agreement is for a base term, followed by an option to renew for a specified length of time. The agreements provide for payments of base and/or percentage rent, and also contain other customary leasing provisions. The table below sets forth key data about each of these agreements:

				No. of Options
Vision Centers	No. of Units as of	Length of Base	Length of Option	Exercisable in
Located In	January 3, 2004	Term (in years)	Term (in years)	Fiscal 2004
Wal-Mart:
Domestic	359	9	3	57
Mexico	37	5	2 or 1	11
Fred Meyer	47	3	—	—
U.S. Military Bases	25	2 or 5	—	3

Domestic Wal-Mart Vision Centers

Our agreement with Wal-Mart gave us the right to open 400 vision centers, the last of which opened in 2001. Our agreement with Wal-Mart also provides that, if Wal-Mart relocates our vision center for any reason, including converting its own store to a supercenter (a store which contains a grocery department in addition to the traditional Wal-Mart store offering) the term of our lease begins again. During 2003, 18 locations were relocated, effectively renewing these leases. For these 18 relocations, an average of 117 months were added to the lease term assuming all available options are exercised. We expect approximately 15 to 20 leases to relocate to supercenters in 2004. We expect the 2004 relocations to add an average of approximately 117 months to each relocated vision center’s maximum lease term. As of January 3, 2004, we have 158 vision centers located in Wal-Mart supercenters. We believe that Wal-Mart may in the future convert many of its stores and thereby cause many of our leases to start again. The number of lease expirations indicated could decrease if there are future supercenter conversions. We have received no assurances from Wal-Mart as to how many of their locations will ultimately be converted.

On a frequent basis, we monitor the number of vision centers along with total lease months remaining under the Wal-Mart Master License Agreement. Our measurement of lease months assumes that we exercise all available renewal options, exclusive of known and expected non-renewals, and that supercenter conversions currently scheduled will trigger new vision center leases. The remaining lease months may be affected by the conversion of the host store to a supercenter. Additionally, the remaining lease months may be affected by our decisions regarding exercise of lease renewal options.

Lease months shown reflect: 1) expected vision center relocations, whether confirmed or unconfirmed, 2) the expected closure of locations prior to the end of their lease term, and 3) any lease options that are not expected to be exercised. The following table lists our remaining lease months under our Wal-Mart agreement as of the respective fiscal months.

As of the end of fiscal month	Lease months remaining
January 2003	24,867
February 2003	24,479
March 2003	24,094
April 2003	23,710
May 2003	23,440
June 2003	25,164
July 2003	24,784
August 2003	24,267
September 2003	24,008
October 2003	23,746
November 2003	23,377
December 2003	22,605
January 2004	20,964
February 2004	20,735

We view remaining lease months as a proxy for the remaining cash flow associated with the operations of our existing vision centers under our agreement with Wal-Mart. We recognize, however, that there is no necessary connection between remaining lease months and expected cash flow and that our declining base of vision centers could make it more difficult for us to maintain current levels of cash flow recorded by our existing vision centers (see “Risk Factors- Our declining base of vision centers in Wal-Mart stores could make it more difficult for us to compete”).

In 2004, 58 leases are expected to close over the course of the year, 18 in the first quarter, 13 in the second quarter, 17 in the third quarter, and 10 in the fourth quarter. These stores represent annualized sales of approximately $30.6 million and annualized store-level operating income of approximately $4.0 million. Of the 58 Wal-Mart leases expected to close in 2004, we have elected to close 13 locations prior to the end of their term due to store level operating losses. Store-level operating income excludes corporate overhead and other costs not specifically attributable to individual stores. The 13 leases had an average of 68 months remaining, assuming all options were exercised.

As of March 1, 2004, we have closed 10 Wal-Mart vision centers in fiscal 2004. We have experienced sales declines of approximately 25% in the final month of operations for stores that are closing. We also have incurred store closing costs, including severance, that has averaged between $4,000 and $10,000 per vision center.

As of January 3, 2004, we had 124 vision centers that were operating in the three-year extension period of the Wal-Mart lease. We exercised our option to renew the leases for the three year extension period for 48 Wal-Mart vision centers in 2003. The base term for 57 vision centers expires in 2004, and we will need to determine which leases to extend. At this time, we have elected to close 8 of these locations at the end of the original nine-year lease. We expect to exercise the option for many of our leases. These decisions will be based on various factors, including sales levels, anticipated future profitability, increased minimum rental fees in the option period, and market share.

Other Operations

In July 2003, we amended our agreement with Fred Meyer. Our new agreement provides an extension of the original lease term from December 31, 2003 to December 31, 2006 and eliminates the five-year option to extend the agreement. The amendment also revises the rent structure, beginning in 2004, to better align rent obligations with individual store performance. Beginning in 2004, we expect to realize rent cost savings on an annualized basis of approximately $1 million, based on each vision center’s sales levels in 2003. Changes in these sales could have an impact on anticipated rent reductions. The amendment also permitted the closure of 12 under-performing locations. Five of these vision centers closed in the second quarter of 2003, and the remaining seven were closed in the third quarter of 2003.

Our agreement with Wal-Mart de Mexico provides that each party will not deal with other parties to operate leased department vision centers in Mexico. This agreement also permits each party to terminate the lease for each vision center which fails to meet minimum sales requirements specified in the agreement. Under our agreement with Wal-Mart de Mexico, we have two options for two-year renewals and one option for an additional one-year renewal for each vision center.

As of January 3, 2004, three of our vision centers in Mexico are operating beyond the original lease term, on a “month-to month” basis. We are currently in negotiations with Wal-Mart de Mexico to amend our existing lease agreement to allow Wal-Mart de Mexico to perform their own vision center tests for a limited time. Should these negotiations be unsuccessful, we would likely close the three locations which are operating beyond the original lease term and continue to operate the remaining locations until such time that their lease expires.

The following table sets forth the number of our vision center leases that expire each year, assuming that we exercise all available options to extend the terms of the leases, excluding 8 such options we have declined or expect to decline to renew as of March 1, 2004. This table includes 14 future Wal-Mart supercenter conversions which are scheduled at this time. These 14 supercenter conversions added an average of 118 months to each location’s lease term.

Leases Expiring in Fiscal Year

	Actual		Projected
									2010 AND
HOST COMPANY	2002	2003	2004	2005	2006	2007	2008	2009	THEREAFTER
Wal-Mart
Domestic	1	40	58	36	40	42	28	39	116
Mexico	—	—	12	3	5	8	—	—	9
Fred Meyer	—	12	—	—	—	47	—	—	—
Military	—	2	6	7	6	2	4	—	2

Totals	1	54	76	46	51	99	32	39	127

We meet with representatives of our host companies on a regular basis and periodically discuss proposed amendments to our master license agreements, as well as expansion opportunities. We can provide no assurances that we will enter into favorable amendments to these agreements or that we will have any opportunities to expand our operations within any of our current host environments.

OPERATING STRATEGIES

During much of 2003, we focused heavily upon making changes that would improve our operations and cash flows. The changes affected almost every aspect of our base business, including our frame and lens selection, retail pricing and in-store display, store scheduling, manager and associate incentive programs, training and evaluation, and home office and field supervision staffing levels. We expect these moves to begin to have a significant impact on operating results in 2004, and we will also continue to test and refine other potential improvements. We cannot provide any assurances as to whether such changes will have a positive impact on our operating results or financial condition.

We also tested two new business concepts in 2003, selling eyeglasses from kiosks inside malls and adding a new hearing aid technology to the traditional vision products offered in our optical stores. We tested the eyeglass kiosks in one location and the hearing aid product in two optical stores in Wal-Mart. Neither of these concepts warranted expansion and both were discontinued by the end of the year. The combined cost of testing these two concepts was approximately $145,000.

In 2004, our focus will turn more toward developing a new business that could potentially replace our declining base of stores inside Wal-Mart. We will continue to seek avenues of growth within optics while also seeking new businesses to grow within Wal-Mart. One new business upon which we are presently focused is the home medical equipment (“HME”) business.

The HME category includes wheelchairs, scooters, walkers, bathroom safety seats, shower rails and many other aids to daily living. In our view, the HME marketplace is similar to the optics marketplace of several years ago, when there were no large, dominant national retailers serving the category. The marketplace currently consists mostly of independent operators and we believe it is poised for a gradual shift to larger national players.

We believe that our expertise and experience in optical retailing will give us certain advantages in the home medical equipment business. Both categories benefit from an aging population and involve a quasi-medical sales consultation with virtually every customer. Both require managed care expertise. Importantly, both categories benefit greatly from the consumer awareness generated by walk-by traffic in a Wal-Mart environment.

In the second quarter of 2004, we expect to open HME test stores inside Wal-Mart stores in Pennsylvania and Tennessee. In each of these locations, the population demographics are favorable to an HME business. We anticipate that, by early 2005, we will have sufficient information to determine whether this concept should be expanded. We believe that other companies are testing the sales of home medical equipment in Wal-Mart stores. The Note Indenture may limit the expenditures we are able to make in businesses outside of optical. (See “Risk Factors – Our pursuit of other lines of business could be constrained by the terms of our Indenture”.)

We have begun reviews of other potential businesses that could possibly benefit from the type of traffic that Wal-Mart stores generate. None of these concepts is as far advanced as the HME concept.

As to our potential new businesses, including the HME concept, we cannot presently predict whether any will be successful. We also cannot predict how many locations we may receive in Wal-Mart stores or the terms of any such lease arrangements. (See “Risk Factors — Our operation of optometric vision centers adjacent to Wal-Mart corporate vision centers in California creates financial and regulatory risk”).

Within optics, in the first quarter of 2004 our HMO began opening optometric offices in California Wal-Mart stores adjacent to a vision center operated by Wal-Mart. At March 1, 2004, we have opened four such offices. Of these, three were in Wal-Mart stores in which our leases had expired in 2003 and one was in a recently opened Wal-Mart. In addition, we also opened an optometric office in one California Sam’s Club location.

We contract with optometrists to provide eye examinations in these locations with doctor coverage running as much as 53 hours per week in the busier locations. We estimate that an optometric office will provide less revenue and income than an average vision center. Nonetheless, we consider this an excellent opportunity to continue deriving a revenue stream from stores in which we had previously operated a vision center while adding a revenue stream for newly opened Wal-Mart and Sam’s locations. We expect to open additional such offices in 2004 and 2005. (See “Risk Factors — Our operation of optometric vision centers adjacent to Wal-Mart corporate vision centers in California creates financial and regulatory risk.”).

LIQUIDITY AND CAPITAL RESOURCES

Since emerging from bankruptcy on May 31, 2001, our operations have generated cash flow in amounts sufficient to fund operating and interest expense, capital expenditures of $12.5 million, mandatory principal redemptions of $14.0 million and discounted debt repurchases costing $10.5 million. We maintain a revolving credit line with Fleet Capital Corporation, a commercial lender, but have generally made borrowings under the credit line for only brief periods of time, near the end of our fiscal first quarter, when several large periodic payments are made.

We also utilize a portion of our line of credit on a year round basis to support a letter of credit required by our workers’ compensation insurance provider. As of March 1, 2004, our unused availability under our credit facility with Fleet was approximately $5.0 million. At January 3, 2004, we had no borrowings under our credit facility, and had letters of credit of $4.3 million outstanding. We believe that cash generated from operations will be sufficient to satisfy our cash requirements throughout 2004. We expect that funds available under our credit facility will be utilized only for short-term liquidity needs, if at all. We intend to use available cash for our ongoing operations, repurchase of Notes, and repayment of principal on our outstanding debt.

In December 2003, we amended our credit facility with Fleet Capital Corporation (the “Fleet Facility”). The amendment extended the expiration date of the Fleet Facility from May 30, 2004 to May 30, 2007 and eliminated the previous limit of $3 million in expenditures for repurchases of our Senior Subordinated Notes within each rolling 12 month period. The amendment enables us to repurchase Notes upon meeting certain financial criteria both preceding and following the repurchases. Additionally, the amendment increased availability by approximately $3.0 million. Subsequent to the amendment, we repurchased our Senior Subordinated Notes with a face value of $6.0 million for $3.7 million resulting in a non-cash gain of $2.3 million.

Our Fleet facility contains various restrictive covenants, including requirements that we

—	maintain minimum levels of EBITDA (as defined),
—	maintain a minimum fixed charge coverage ratio (as defined) of 1.0 to 1.0, and
—	limit our capital expenditures.

We made mandatory principal redemption payments of $5.3 million on August 28, 2003 and $2.9 million on February 28, 2003. We also made a principal redemption payment on the Notes of approximately $545,000 on February 27, 2004 to the trustee for Note holders of record on February 13, 2004. These redemptions are based on the requirements of the indenture and are made at 100% of par. Each principal redemption payment is based on the results for the six-month period ending in June or December, respectively. In addition, we made an interest payment of approximately $6.1 million from existing cash balances on September 27, 2003. The next scheduled interest payment of approximately $5.7 million was made on March 30, 2004.

In May 2003, we began offering a twelve month extended warranty plan in our Wal-Mart vision centers to provide for repair and replacement service during the first year after purchase. The new warranty plan has gained considerable consumer acceptance, and we now sell warranties with approximately 40% of all eyeglass transactions. This revenue is deferred over the life of the warranty. Our deferred warranty revenue at January 3, 2004 was approximately $2.0 million. In fiscal 2003, we received approximately $4.6 million in cash from the sale of warranties. We expect to receive at least this amount in fiscal 2004.

The Company’s capital expenditures have historically been for store openings, relocations, and remodeling, lensmaking and other optometric equipment. During 2004, we expect to open at least two Military stores and to relocate 15 to 20 vision centers within Wal-Mart that have converted to supercenters. These store openings are subject to change depending upon construction schedules and other constraints. For each new center, we expect to spend between $40,000 and $60,000 for fixed assets and up to $15,000 for inventory.

During 2004, we plan to test at least two home medical equipment centers inside Wal-Mart stores. As with all of our test concepts, we plan to prudently invest in this new idea, until we prove that this concept has the consumer acceptance needed to become our next growth vehicle. We expect to invest approximately $75,000 in fixed assets and inventory in each of our first two test locations (See “Risk Factors — Our pursuit of other lines of business could be constrained by the terms of our indenture”). Other new business concepts that we might pursue could require substantial investments, but none of these efforts are advanced enough at this time to predict what such expenditures might be.

FUTURE COMMITMENTS

As of January 3, 2004, we had no capital lease obligations or other long-term liabilities except the Senior Subordinated Notes. The table below sets forth our contractual obligations (amounts in thousands):

	Payments due by fiscal year
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt obligations (a)	$545					$94,939	$95,484
Operating lease obligations (b)	$25,465	$19,202	$13,315	$6,374	$4,609	$7,423	$76,388
Purchase obligations (c)	$567	$69					$636

(a)	Our senior subordinated debt agreement provides for semi-annual principal repayments based on the results of operations for the six-month periods ended in June and December. The timing of future principal repayments is contingent upon future results. Accordingly, except for the payment that was made on February 27, 2004, the total carrying value is presented as long-term debt obligations, due upon maturity in 2009.

(b)	Our operating lease obligations represent minimum rent payments under our Wal-Mart, Fred Meyer and various military agreements as well as miscellaneous operating equipment leases.

(c)	Our purchase obligations represent minimum purchase requirements for local phone and certain other data services including polling and internet capability.

INFLATION

Although we cannot determine the precise effects of inflation, we do not believe inflation has had a material effect on our domestic sales or results of operations. We cannot determine whether inflation will have a material long-term effect on our sales or results of operations.

As a result of inflation in prior years, we have in the past adjusted our retail pricing. Further pricing adjustments are contingent upon competitive pricing levels in the marketplace. Management is monitoring the continuing impact of these inflationary trends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements, as discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations, have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying our consolidated financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We defer revenue recognition until delivery of the product by estimating the value of transactions in which final delivery to the customer has not occurred at the end of the period presented. The amount of cash received at the time the customer’s order is placed is recorded as a deposit liability and is presented within accrued liabilities. These estimates are based on historical trends and take into consideration current changes in our manufacturing and distribution process.

We currently sell separately priced extended warranty contracts, generally with terms of twelve months. Revenues from the sale of these contracts are deferred and amortized over the life of the contract on a straight-line basis. The costs to service the warranty claims are expensed as incurred. These warranty contracts currently generate a positive profit margin. However, if the utilization rates of these warranties increased significantly, the repair and replacement expense could exceed the sales price of these warranties. If that became the case, we would record a future liability for anticipated warranty claims at the time of sale, instead of expensing the warranty claims as incurred.

Premium revenue is earned from HMO memberships and services. Revenue from premiums is recognized over the life of the policy, generally twelve months, as the related services are rendered.

We must make estimates of potential returns and replacements of all or part of the eyewear sold to a customer. We analyze historical remake and warranty activity, consider current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our estimate of these costs. If management made different judgments or utilized different estimates, this would likely result in differences in the amount and timing of revenue and related costs for any period.

Allowance for Uncollectible Managed Care Receivables

Managed care accounts receivable are recorded net of contractual allowances and reduced by an allowance for amounts that may become uncollectible in the future. A significant portion of our receivables are due from health care plans or third-party administrators located throughout the United States. Approximately 12% of our net sales relate to products sold to customers that ultimately will be funded in full or in part through private insurance plans, third party insurance administration programs or government reimbursement programs such as Medicare and Medicaid. Any failure on our part to accurately and timely file for reimbursement with these programs can have an adverse effect on our collection results which, in turn, will have an adverse effect on liquidity and profitability.

Estimates of our allowance for uncollectible receivables are based on our historical billing and collection experience. Changes in our billing and collection processes, changes in funding policies by insurance plans and changes in our sales mix within insurance plans may have a material effect on the amount and timing of our estimated expense requirements.

Inventory Valuation

Our inventories are stated at the lower of weighted average cost or market.

In most cases, the expected sales value (i.e., market value) of our inventory is higher than its cost. However, as we progress through a selling season, certain slow-moving merchandise may be removed from stores and returned to the distribution center to be sold below cost in secondary markets. As a result, there is a high degree of judgment and complexity in determining the market value of such inventories. For inventory on hand, we estimate the future selling price of our merchandise, given its current selling price and its planned promotional activities, and provide a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.

At the beginning of fiscal 2003, we adopted Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”). As a result of the adoption of EITF 02-16, certain vendor allowances are now presented as a reduction of inventory cost and subsequently as a component of cost of goods sold.

We conduct physical inventory counts for all of our store locations at least twice per year and adjust our records to reflect the actual inventory counts. Cycle counts are performed monthly for inventory in our distribution center and all inventory in our distribution center is counted near the end of the fiscal year. As all locations are not counted as of our reporting dates, we provide a reserve for inventory shrinkage based principally on historical inventory shrinkage experience.

Fresh Start Accounting

In accounting for the effects of the reorganization, we adopted “fresh start” accounting principles as contained in the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 was applicable because pre-reorganization shareholders received none of our new common stock and the reorganization value of the assets of the Successor company was less than the total pre-petition liabilities allowed plus post-petition liabilities. SOP 90-7 also required that, at the time of fresh start accounting, we early-adopted all accounting principles that were required to be adopted within twelve months following fresh start accounting.

Fresh start accounting principles require that we determine the reorganization value of the reorganized Company. Our reorganization value was developed by management, the Official Committee of Unsecured Creditors and their respective financial advisors. The reorganization value was based on a calculation of the present value of the free cash flows under our financial projections, including an assumption of a terminal value. Such projections were submitted to the bankruptcy court and to creditors for review and objection as part of our disclosure statement accompanying the Plan.

Valuation of Long-Lived and Intangible Assets

Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of our adoption of fresh start accounting in May 2001. This intangible asset, which has a value of $93.3 million at January 3, 2004, represents the value of our lease agreement with Wal-Mart and the business relationship therein created. In accordance with SFAS No. 142, this intangible is an amortizable asset because it has a finite useful life. However, the precise length of its life is not known due primarily to the Wal-Mart supercenter conversions that automatically trigger extensions on the contractual life of the asset. Based on our projections, our best estimate of the useful life of this asset is fifteen years. Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.

We assess the impairment of all identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include (1) a significant underperformance of vision center operations relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of our assets or the strategy for our overall retail optical business; (3) significant negative industry or economic trends; (4) a significant decline or adverse change in the rate or geographic concentration of Wal-Mart host store relocations or supercenter conversions; and (5) a permanent adverse change in cash flows generated by an operation.

Upon the existence of one or more of the above indicators of impairment, we determine if the carrying value of intangibles or long-lived assets may not be recoverable based on a projected cash flow model. If the projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow method. Significant management judgment is required regarding the existence of impairment indicators as discussed above.

Historically, we have operated our vision centers to the maximum term of the lease, including the exercise of all available renewal options in most cases. Our strategy was to maintain store operations, even if the store was under-performing and devote our attention to correcting the store's problems. In the fourth quarter of 2003, we revised our strategy to assess under-performing stores prior to the lease termination date, and potentially close the under-performing stores in order to maximize operating profitability. As a result, we identified certain store locations with a history of operating losses that we do not expect to become profitable without significant cost and effort. We intend to close 13 of these locations in March and April of 2004.

For the 13 locations that we expect to close prior to the lease termination date, we reviewed the locations for potential impairment by comparing the future expected undiscounted cash flows for these locations to the carrying value of their long-lived assets. The long-lived asset carrying value for 12 locations exceeded the future expected undiscounted cash flows from the locations. Therefore, impairment was determined to exist for these 12 locations. We also reviewed the remainder of store locations for potential impairment and identified 30 additional vision centers in Wal-Mart, Wal-Mart de Mexico, Fred Meyer and on military bases which were determined to be impaired given that the expected future undiscounted cash flows from these locations are less than the carrying value of their assets. As a result, we have recorded a non-cash impairment charge of $550,000 to write-down these long-lived assets to their fair market value. Fair market value was determined using the expected discounted cash flows for each location. This impairment was reflected for leasehold improvements, furniture, fixtures and equipment at these 42 locations.

Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Based on our review of our intangible assets as of January 3, 2004, no impairment was determined to exist.

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

We emerged from Chapter 11 Bankruptcy on May 31, 2001. As part of our plan of reorganization, our capital structure was highly leveraged with $120 million of Senior Subordinated Notes providing for interest at 12% per annum. Before, during and after the bankruptcy process, we incurred significant net operating losses (“NOL”) that resulted in tax loss carry-forwards. A portion of these carry-forwards are subject to limitations under Section 382 of the Internal Revenue Code.

Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes. We have provided a full valuation allowance against this net deferred tax asset because our high leverage will make it difficult for us to become profitable, and our historical high leverage substantially contributed to our failure to achieve profitability. We currently provide for income taxes only to the extent that we expect to pay cash taxes for current income.

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

Other Accounting Policies

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other.” FIN 45 requires footnote disclosure of the guarantee or indemnification agreements a company issues. With certain exceptions, these agreements will also require a company to prospectively recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees, including product warranty liabilities, issued or modified after December 31, 2002. Our adoption of FIN No. 45 on December 29, 2002 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Our adoption of FIN 46 does not currently have an impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective immediately for all financial instruments created or modified after May 31, 2003 and by the first interim period commencing after June 15, 2003 for existing financial instruments. The adoption of SFAS No. 150 does not currently affect our financial position or results of operations.

RISK FACTORS

This Form 10-K contains a number of statements about the future. It also contains statements which involve assumptions about the future. All these statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or belief concerning future events, including any statements regarding future sales levels, the continuation of historical trends, and our liquidity. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties.

All subsequent written and oral forward-looking statements attributable to the Company and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

We do not know whether all the forward-looking statements made in this report or elsewhere will prove to be correct. We have tried to identify factors which may cause such statements to be incorrect, but we may not have identified all of them. These factors could also have a negative impact on our results. The following is our non-exclusive list of these factors:

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our Notes.

As a result of the issuance of our 12% Notes due 2009, we are highly leveraged. The Notes are subordinated to our credit facility. As of March 1, 2004, we had outstanding:

•	total indebtedness of $94.9 million represented by the Notes, and

•	total availability of $5.0 million under our credit facility, after letter of credit requirements.

Our ability to pay or refinance our indebtedness, including our ability to repay the Notes, or to fund capital expenditures will depend on our future performance. To a certain extent, our performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that revenue growth will be realized or that future borrowings will be available under our credit facility in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations under the Notes, including our ability to pay off the Notes at maturity;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, new business opportunities, and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, new business opportunities, or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indenture and credit facility, our ability to borrow additional funds.

Our failure to comply with the covenants in the indenture under which our Notes were issued or in our credit facility would result in an event of default which, if not cured or waived, could have a material adverse effect on us.

Our ability to continue to generate revenue and operating income depends on our continued relationship with Wal-Mart.

We are substantially dependent on Wal-Mart and its affiliates for our current operations. The following chart shows, as of January 3, 2004, the number of our vision centers that are in Wal-Mart stores and the total number of our vision centers:

Category	Number
Total Vision Centers	468
Domestic Wal-Mart Locations	359
Wal-Mart de Mexico	37

Our vision centers located in Wal-Mart stores accounted for substantially all of our earnings before interest, taxes, depreciation and amortization for the fiscal year ended January 3, 2004. Vision centers in Wal-Mart stores rely largely on customer traffic generated by the Wal-Mart host store.

Wal-Mart is under no obligation to provide us with additional vision center leases. We have no basis to believe that Wal-Mart will offer us any additional locations. We also have no basis to believe that Wal-Mart will offer to extend any of our existing leases apart from instances where Wal-Mart is obligated to do so pursuant to the terms of our master license agreement upon the relocation or conversion of a store to a supercenter (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Lease Agreements”). We will therefore need to replace our sales and operating earnings generated from our Wal-Mart vision centers with sales and operating earnings generated from new business opportunities, which are subject to significant risk and uncertainty (see “Our new business opportunities are unproven”).

Our lack of growth could adversely affect our ability to make payments on our Notes.

Average annual revenues in our domestic Wal-Mart vision centers were approximately $580,000 in fiscal 2003. Average annual revenues in the other vision centers that we continue to own were less than $300,000 in the same period. The expiration of our leases with Wal-Mart will cause a reduction in our revenues that we may not be able to replace with revenues generated by other vision centers or by other lines of business we are exploring. We expect that our expenses, however, will increase over time. A combination of lower sales and higher expenses would adversely affect our ability to repay or refinance our Notes, which could have an adverse effect on the price of our common stock.

In addition, in each of the next several years, the base terms of increasing numbers of leases for vision centers under our Wal-Mart agreement will expire. Our rental obligations to Wal-Mart will increase in the three-year option period. We will need to continue to improve sales at these vision centers. If we do not, our rent as a percent of sales will increase significantly during the option period for each of these vision centers. Alternatively, we may choose not to exercise the extension options.

Our new business opportunities are unproven.

Apart from opening optometric offices in California (see “Our operation of optometric vision centers adjacent to Wal-Mart corporate vision centers in California creates financial and regulatory risk”), we are exploring optical concepts in hosts other than Wal-Mart and non-optical concepts in Wal-Mart. There are risks associated with both types of business opportunity, including risks that:

•	we will be unable to reach appropriate lease or other arrangements with the host licensor

•	the lease or other arrangement will have high occupancy charges or other onerous terms and conditions

•	we will have insufficient capital or otherwise be subject to constraints that limit the investments we can make in these businesses (see “Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our Notes” and "Our pursuit of other lines of business could be constrained by the terms of our indenture”)

•	even if established, the businesses will fail to generate sufficient profits to justify continued exploration or development of the business concepts.

The optical concepts will be subject to the general risks and uncertainties applicable to our current core business in Wal-Mart. The non-optical concepts will be subject to additional risks and uncertainties, including the risk that we will lack sufficient experience and expertise to successfully manage the businesses. The home medical equipment business, in particular, is subject to a number of unique risk factors, including:

•	Intensive regulatory scrutiny under federal and state anti-kickback and similar laws (see “Federal and state governments extensively regulate the health care and insurance industries”)

•	Complex regulations and requirements applicable to billing for federal and state reimbursement

•	The need for significant capital to fund any expansion or operating losses during the time the concept is under development.

Because of the anticipated run-off of our leases with Wal-Mart, we will need to explore and develop these concepts in the shorter rather than the longer term. There is also a risk that, in pursuing these concepts, management will devote less attention to our core business of operating vision centers in Wal-Mart, and that the core business will be adversely affected. In addition, other companies are testing the sales of home medical equipment in Wal-Mart stores. We can therefore provide no assurances that, even if we are successful in these operations, Wal-Mart will offer us additional locations.

Our pursuit of other lines of business could be constrained by the terms of our indenture.

The indenture governing our Senior Subordinated Notes limits our operations to those which are “the same, similar or reasonably related to the businesses in which” we were engaged as of the date we emerged from bankruptcy. We are in the process of opening home medical equipment centers in Wal-Mart stores. We are also investigating other concepts. Our indenture could limit our ability to invest in these other lines of business and, generally, could limit our ability to pursue these lines of business. In addition, certain holders of our Notes have previously objected to our engaging in other lines of business. Although we believe that we are in compliance with the indenture and intend to continue to comply with the indenture, we can give no assurance that these holders might not seek to declare a default arising out of our engaging in these lines of business.

Our financial performance may be adversely affected by sales recorded at vision centers scheduled to close under the Wal-Mart agreement.

We have observed sharp declines in sales levels as our vision centers come to the end of their lease term under the Wal-Mart agreement. We expect to close approximately 58 Wal-Mart vision centers in fiscal 2004 and 36 Wal-Mart vision centers in fiscal 2005. In the months prior to their scheduled date of closure, we expect these vision centers to record substantial sales declines. The extent of the sales declines, coupled with the number of vision centers nearing the end of their lease term, could have a negative impact on our sales and our profitability.

Our declining base of vision centers in Wal-Mart stores could make it more difficult for us to compete.

We expect that the number of our vision centers in Wal-Mart stores will substantially decrease over the next several years. A declining base of vision centers, coupled with a decline in cash flow, could impair our ability

•	to attract and retain management

•	to compete for managed care contracts

•	to obtain favorable terms, such as discounts and rebates, from optical vendors

•	to enter into other business arrangements

•	to generate cash to fund other business opportunities.

Because our optical laboratories and distribution center provide substantially all the eyeglasses and related products we sell at our retail locations, we depend on their regular and efficient operation, and any disruption could have a severe adverse impact on our retail business.

Our manufacturing and distribution center operations are subject to various risks.

Our manufacturing operations are located in Lawrenceville, Georgia and St. Cloud, Minnesota. A fire, flood, earthquake, war, work stoppage, supply shortage or disruption, adverse government action or other disaster or condition at either location could result in a loss of production capabilities and, accordingly, adversely affect our ability to service our retail locations.

We depend on a small number of suppliers for raw materials. Most of the raw materials used in our products are readily available from a number of suppliers at competitive prices, and we have not experienced any significant shortages in obtaining raw materials. While there are currently multiple suppliers of raw materials, we purchase over 50% of those materials from three suppliers. The loss of any of these suppliers, or a significant decrease in the supply of the raw materials, would require us to obtain these raw materials elsewhere. If we were unable to obtain the materials from other suppliers at acceptable prices, our gross margins and our ability to implement our every day low price strategy could be adversely affected. In addition, a third party processes our photochromic lenses using its proprietary technology. We therefore rely on this party for our production of these lenses.

We may be adversely affected by environmental and safety regulations to which we are subject. We must comply with environmental laws and regulations concerning emissions to the air, waste water discharges and the generation, handling, storage, transportation and disposal of hazardous wastes, and with other federal, state and local laws and regulations. We believe that we possess all material permits and licenses necessary for the continuing operation of our business and believe that our operations are in substantial compliance with the terms of all applicable environmental laws. We cannot assure you that we will operate at all times in complete compliance with all such requirements. We could be subject to potentially significant fines and penalties for any noncompliance that may occur. We cannot predict accurately the potential impact of these laws and regulations on us in the future.

Our manufacturing operations depend in part on our ability to attract and retain personnel with relevant industry experience. The loss of the services of this personnel or the ability to retain such personnel in the future could have an adverse impact on our manufacturing operations.

The efficiency of our manufacturing operations is an essential component of our everyday low price retail strategy. We must continually control our product manufacturing costs and operating expenses. We may not be able to continually control these costs and expenses. To the extent that we do not control these costs and expenses, the ability of our retail locations to compete may be adversely affected.

Our operation of optometric vision centers adjacent to Wal-Mart corporate vision centers in California creates financial and regulatory risk.

Our HMO subsidiary in California has opened five optometric offices adjacent to Wal-Mart in that State and expects to open more such locations in the future. There are risks that:

•	These locations will be unprofitable and drain cash and management resources

•	Although we believe these locations operate in compliance with all applicable regulatory and other requirements, regulatory and other authorities will seek to challenge our operations.

We do not know the number of offices our subsidiary will open pursuant to this arrangement. The opening of offices in certain geographic locations could be subject to regulatory approval, which could also increase costs and cause delays.

Increased military action abroad could have a negative impact on our operations, particularly those on military bases.

We operate 25 vision centers on military bases in the United States. Increased military action abroad could have a negative impact on these vision centers.

Our use of net operating loss carry-forwards may be subject to limitations.

In conjunction with our historical results from operations, emergence from Chapter 11 and the disposition of our free- standing operations, we incurred significant net operating losses. These losses resulted in significant net operating loss carry-forwards. Our ability to utilize our net operating losses that were realized prior to our emergence from Chapter 11 is limited under Section 382 of the Internal Revenue Code of 1986. If our net operating losses realized after our emergence from Chapter 11 are subject to substantial limitation because of a future change of control of the Company or for other reasons, our cash tax costs would increase and have an adverse effect on our ability to repay the Notes. If, after such a change of control, we determined that we would be unable to utilize this tax asset, we could then be forced to write down the asset and record a charge against our financial results.

The right of holders of our Notes to receive payments will be junior to our borrowings under our credit facility, which could adversely affect our ability to pay off the Notes.

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

Our credit facility contains various restrictive covenants and requires us to maintain specified financial ratios and satisfy financial tests, such as a:

•	minimum requirement of earnings before interest, taxes, depreciation and amortization as defined in our credit facility of $19.6 million for each rolling 12 month period ending on the last day of each fiscal month for the remainder of the term of our credit facility, and
•	minimum fixed charge coverage ratio of 1.0 to 1.0.

Our ability to meet these financial ratios and tests may be affected by events beyond our control, and we cannot assure you we will meet these tests. In addition, our credit facility and our indenture limit our ability to take action with respect to:

•	capital expenditures,
•	investments,
•	indebtedness,
•	liens,
•	dividends,
•	loans,
•	prepayments of other indebtedness,
•	mergers, acquisitions or sales of assets,
•	changes in business activities (see “Our pursuit of other lines of business could be constrained by the terms of our indenture”),
•	transactions with affiliates, and
•	issuance of equity.

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

Former holders of our old Senior Subordinated Notes due 2005 held a large majority of our unsecured debt in bankruptcy, and thus were the initial holders of a significant portion of our common stock. If holders of significant numbers of shares of our common stock act as a group, these holders could be in a position to control the outcome of corporate actions requiring shareholder approval, including the election of directors. Certain of these holders have already objected to our repurchase of notes and our pursuit of other business opportunities.

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

Our common stock may be delisted from The American Stock Exchange, if we do not meet certain listing standards.

The rules of the American Stock Exchange (“AMEX”) allow the exchange to delist securities if the AMEX determines that a company’s securities fail to meet guidelines with respect to corporate net worth, public float, number of shareholders, the aggregate market value of shares, or price per share. We cannot assure purchasers of our common stock or notes that we will continue to meet the requirements of the AMEX. If we are unable to continue to satisfy these criteria, the AMEX may begin procedures to remove our common stock or notes from the exchange. If our common stock or notes are delisted, a trading market may no longer exist, and the ability of shareholders to buy and sell common stock or notes may be materially impaired.

We have not declared dividends in the past, and do not anticipate doing so in the near future, which may adversely affect the price of our common stock.

Our credit facility and our indenture prohibit the payment of cash dividends without the consent of the lender and the holders of the majority of outstanding principal amounts under the Notes, respectively. We have never declared or paid any dividend on our capital stock. We currently anticipate that all of our earnings, if any, will be retained for payment of our obligations under the Notes, and then for other corporate purposes, and do not anticipate paying any cash dividends in the foreseeable future.

The retail eyecare industry is extremely competitive.

The retail eyecare industry is extremely competitive. We compete with national companies, such as LensCrafters and Cole and with numerous regional and local firms. In addition, optometrists, ophthalmologists, and opticians provide many of the same goods and services we provide. The level and intensity of competition can vary dramatically depending on the particular market. We believe that we have numerous competitive advantages, such as our everyday low pricing, product selection, and quality and consistency of service.

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

Luxottica (the owner of Lenscrafters) and Cole have recently announced that they have entered into a merger agreement pursuant to which Luxottica would purchase Cole. The completion of this merger could have an adverse impact on our ability to compete for managed care accounts and to participate as a provider under managed care arrangements sponsored by the affiliates of Luxottica or Cole. This merger, if consummated, could also have other effects on our retail business which we cannot now predict.

Federal and state governments extensively regulate the health care industries.

Both federal and state governments extensively regulate the delivery of health care, including relationships among health care providers such as optometrists and eyewear providers like us. Many states prohibit business corporations from practicing medicine or controlling the medical judgments or decisions of physicians. States often prohibit various financial arrangements, such as splitting fees with physicians.

The fraud and abuse provisions of the Social Security Act and anti-kickback laws and regulations adopted in many states prohibit soliciting, paying, receiving or offering any compensation for making, or causing someone to make, referrals of patients, items or services in some circumstances. The Social Security Act also imposes significant penalties for false or improper Medicare and Medicaid billings. Many states have adopted similar laws applicable to any payor of health care services. We must also comply with federal laws such as the Health Insurance Portability and Accountability Act of 1996 (which governs our participation in managed care programs and which also requires that we maintain the privacy of health information of our customers) and the Food and Drug Administration Act (which regulates medical devices such as contact lenses). In addition, the Stark Self-Referral Law restricts referrals for Medicare or Medicaid covered services where the referring physician has a financial relationship with the service provider. In some cases, the rental of space constitutes a financial relationship under this law. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. Violations of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and in the case of federal laws, exclusion from the Medicare and Medicaid programs.

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

We are subject to state and local regulation of the vision care industry.

The practice of opticianry is regulated in most states in which we do business. In addition, all states regulate the practice of optometry and many states regulate the contracts and other arrangements between optical firms and optometrists. Our failure to comply with these regulations can have severe consequences, including the closure of retail outlets, possible breaches of our license agreement with Wal-Mart, changes to our way of doing business, and the imposition of fines and penalties.

We are subject to increased regulatory risk in the state of California, where in 2002 the California attorney general filed a lawsuit against one of our competitors, alleging that their operations violated state law (see “Legal Proceedings”). The case is expected to be argued in the California Supreme Court later in 2004. In 2003, a Court of Appeal in the State of California held that our method of doing business in the State of California complies with applicable law. There is, however, a risk that, if the California Supreme Court holds that the operations of our competitor violates state law, the California attorney general could begin proceedings against us, notwithstanding our prior successful result in the Court of Appeal. In addition, the regulatory and litigation risk created by the pendency of the litigation by the attorney general could have an adverse impact on our business.

In California, optometrists who practice adjacent to our retail locations are providers to and subtenants of a subsidiary, which is licensed as a single-service Health Maintenance Organization (“HMO”). This subsidiary is regulated by the Department of Managed Health Care. Although we believe that our operations in California comply with applicable law, there are no assurances that the Department of Managed Health Care, the attorney general, or another state authority will not seek to challenge our manner of doing business in the state. Such challenges could force us to change the way we do business, to incur significant expense in litigation and compliance efforts, and could have a material adverse impact on us.

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

We depend on the continuing efforts of our executive officers and senior management. The departure of these individuals in significant numbers could adversely affect our business and prospects if we are unable to attract and retain qualified replacements. The run-off of our vision centers could make it more difficult for us to attract and retain management. We do not currently have employment agreements with any personnel, including key executive officers and management. However, we offer our executives and management bonus and stock-based incentives related to our performance.

Failure to have vision care professionals available in or near our vision centers would adversely affect our ability to win managed care and host store contracts, and could prevent us from operating in some states.

Our business and marketing strategies emphasize the availability of independent optometrists in close proximity to our vision centers. Typically, we contract with at least one licensed optometrist to occupy space in or adjacent to each of our stores. Additionally, our agreement with Wal-Mart contemplates that we will make optometrists available at least 48 hours per week if permitted by law. In some markets it may be difficult for us to attract and retain optometrists if our vision centers generate low sales. Historically, if there is no licensed optometrist available to give eye exams, our retail business has suffered.

In some markets, it can be difficult to hire or keep vision care professionals on staff in our vision centers. Failure to maintain a staff of qualified vision care professionals may cause our customers to go elsewhere to provide for their optical needs, which would have an adverse effect on our business.

Many states require that licensed opticians be present when eyeglasses or contact lenses are fitted or dispensed. Any difficulties or delays in securing the services of these professionals could adversely affect our business and our relationship with our host stores. Consequences of difficulty or delay could include termination of our host store licenses for those vision centers, and imposition of legal sanctions against us, including closure of vision centers without licensed professionals.

Our success increasingly depends on our ability to develop and maintain relationships with managed vision care companies.

An increasing percentage of patients receive health care coverage through managed care payors. As this trend continues, our success will increasingly depend on our ability to negotiate contracts with health maintenance organizations referred to as HMOs, employer groups and other private third party payors. We cannot assure you that we will be able to establish or maintain satisfactory relationships with managed care and other third party payors. The run-off of our leases with Wal-Mart will make it more difficult for us to establish and maintain these relationships. In addition, many managed care payors have existing provider structures in place that they may be unable or unwilling to change. The announced merger of our two largest competitors could present additional challenges to our participation in managed care programs (see “The retail eyecare industry is extremely competitive”). Our inability to enter into arrangements with managed care payors in the future could have a material adverse effect on our business.

We have established a network of optometrists and other providers located in or adjacent to our stores in order to enhance our ability to contract with managed care payors for both professional services and retail eyewear supplies. Currently, approximately 12% of our revenues are received from managed care payors. We expect this percentage to increase in the future. Managed care contracts include a variety of reimbursement methods, such as fee for service or discounts. Our contracts with managed care companies on the one hand, and with networks of optometrists and other providers on the other, are subject to federal and state regulations, for example:

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

Antitrust Laws. A range of antitrust laws apply to us and our network of optometrists. These laws prohibit anti-competitive conduct, including price-fixing, concerted refusals to deal, and divisions of markets. We cannot assure you that our operations will not be challenged on antitrust grounds in the future.

Proposed reforms may affect our earnings and may adversely affect our business.

There have been numerous reform initiatives at the federal and state levels relating to the payment for and availability of healthcare services. We believe that these initiatives will continue for the foreseeable future. If adopted, some of these reforms could adversely affect our financial results, and may adversely affect our business.

We rely on third parties to pay many of our customers’ costs.

A significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and company-sponsored health insurance plans. According to government projections, more medical beneficiaries who are significant consumers of eye care services will enroll in managed care organizations. Governmental and private third-party payors try to contain medical costs by:

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

Technological advances in the eyecare industry, such as new surgical procedures or medical devices, could reduce the demand for our products. Corneal refractive surgery procedures such as laser surgery, radial-keratotomy and photo-refractive keratectomy may reduce the demand for our products. The development of new drugs may have a similar effect. Technological advances such as wafer technology and lens casting may make our current lens manufacturing method uncompetitive or obsolete. The number of individuals electing Lasik and similar surgical procedures has increased each year, which could significantly decrease demand for our goods and services. These and other medical and technological advances may have a material adverse effect on our operations.

A prolonged economic downturn could have an adverse impact on us.

We believe that a weakening economy may cause an increase in the period of time between repurchases of our retail products by the average consumer, since customers may see replacement purchases of eyeglasses and contact lenses as non-essential. An extension of the repurchase cycle for our retail products would reduce the number of sales of our retail products. Lower sales of our retail products would reduce our revenues.

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

Our Articles of Incorporation, By-Laws, Indenture, and the company shareholder rights agreement contain provisions that make it more difficult to effect a change in control of the company, which may adversely affect the price of our common stock.

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

The Indenture governing our Senior Subordinated Notes provides that, upon a “Change of Control” (as defined), the Company is obligated to offer to repurchase all outstanding notes at par. A “Change of Control” is defined to include, among other things, the acquisition by a group of 50% or more of our common stock, and the election of a majority of directors who were not approved by a majority of the prior directors. Our shareholder rights agreement provides us with a defensive mechanism that decreases the risk that a hostile acquirer will attempt to take control of us without negotiating directly with our board of directors. It is meant to prevent an acquirer from gaining control of us by paying an inadequate price or by using coercive techniques. The shareholder rights agreement may discourage acquirers from attempting to purchase us, which may adversely affect the price of our common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the potential change in an instrument’s value caused by, for example, fluctuations in interest and currency exchange rates. Our primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and the Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management, which reviews and approves our risk management policies. We manage market risk on the basis of an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. Our financial advisors, both internal and external, provide ongoing advice regarding trends that affect management’s assessment. Our operations are not considered to give rise to significant market risk.

Interest Rate Risk

We borrow long-term debt under our credit facility at variable interest rates. (See Note 10 to Consolidated Financial Statements.) We therefore incur the risk of increased interest costs if interest rates rise. At January 3, 2004, we had no outstanding borrowings under our credit facility. Our interest cost under our Senior Subordinated Notes is fixed at 12% through the expiration date of the Senior Subordinated Notes, due 2009.

Foreign Currency Risk

Our division in Mexico operates in a functional currency other than the U.S. dollar. The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized losses of approximately $141,000 in 2003 and unrealized losses of $274,000 in 2002. Historically, we have not attempted to hedge this equity risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included as a separate section of this Report commencing on page F-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Since the evaluation date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have in place a Code of Business Conduct and Ethics that applies to our employees, directors and certain contractors. We have also adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and our Controller. We will provide a copy of this Code of Ethics to any person without charge, upon written request sent to: Investor Relations, National Vision, Inc., 296 Grayson Highway, Lawrenceville, Georgia 30045.

With respect to the remaining information called for by this item, we incorporate by reference the section titled “Election of Directors” in our Proxy Statement to be mailed to shareholders in connection with our 2004 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate by reference the section titled “Compensation of Executive Officers” in our Proxy Statement to be mailed to shareholders in connection with our 2004 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate by reference the section titled “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be mailed to shareholders in connection with our 2004 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2003, Nelson Eye Associates, P.C., which is wholly owned by Dr. Marc Nelson, paid us approximately $300,000 in occupancy fees related to the sub-occupancy of nine of our retail optical locations. Dr. Nelson is a member of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the section entitled “Fees of Independent Accountants” in our Proxy Statement to be mailed to shareholders in connection with our 2004 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) The Consolidated Financial Statements and Schedule of the Company and its subsidiaries are filed as a separate section of this Report commencing on page F-1.

(3) We have filed or furnished the following exhibits:

Exhibit Number:

Description:

2.1 — First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and certain of its Debtor Subsidiaries, dated April 13, 2001, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on June 1, 2001.

2.2 — Modification to First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and certain of its Debtor Subsidiaries and First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Frame-n-Lens Optical, Inc.; Midwest Vision, Inc.; New West Eyeworks, Inc., and certain of their Debtor Subsidiaries, dated May 17, 2001, incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the Commission on June 1, 2001.

3.1 — Amended and Restated Articles of Incorporation of the Company dated April 8, 1992 as amended, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 8-A filed with the Commission on August 9, 2001.

3.2 — Amended and Restated By-Laws of the Company, incorporated by reference to our Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

4.1 — Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed with the Commission on August 9, 2001.

4.2 — Rights Agreement dated as of January 17, 1997 between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to our Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

4.3 — Amendment to Rights Agreement dated as of March 1, 1998 between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 8-A filed with the Commission on March 24, 1998.

4.4 — Second Amendment to Rights Agreement dated as of June 1, 1999 between the Company and First Union National Bank, as successor to Wachovia Bank, N.A.*

4.5 — Indenture dated as of June 15, 2001 between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for fiscal 2002.

4.6 — First Amendment of Indenture dated as of July 6, 2001 between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A filed with the Commission on August 9, 2001.

4.7 — Registration Rights Agreement dated as of May 31, 2001 among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.8 to our Amendment to Quarterly Report on Form 10-Q/A filed with the Commission on August 22, 2001.

4.8 — Amendment to Registration Rights Agreement dated as of August 7, 2001 among the Company and the Holders (as defined therein) of registrable securities, incorporated by reference to Exhibit 4.9 to our Amendment to Quarterly Report on Form 10-Q/A filed with the Commission on August 22, 2001.

4.9 — Lock-Up Agreement dated May 31, 2001 between Scudder High Yield Series — Scudder High Yield Fund and the Company, incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for fiscal 2001.

4.10 — Lock-Up Agreement dated May 31, 2001 between U.S. Bancorp Investments, Inc. and the Company, incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for fiscal 2001.

4.11 — Second Amendment of Indenture dated as of December 7, 2001 between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K for fiscal 2001.

10.1 — Vision Center Master License Agreement dated as of June 16, 1994 by and between Wal-Mart Stores, Inc. and the Company, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, Commission File No. 0-20001.

10.2 — Sublease Agreement dated December 16, 1991 by and between Wal-Mart Stores, Inc. and the Company, incorporated by reference to our Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

10.3 — Agreement dated as of November 23, 1995 by and between Mexican Vision Associates Operadora, S. de R.L. de C.V. and Wal-Mart de Mexico, S.A. de C.V. in original Spanish and an uncertified English translation, incorporated by reference to our Form 10-K for the fiscal year ended December 30, 1995, Commission File No. 0-20001.

10.4 — Retail Lease Agreement dated as of March 1999 between Fred Meyer Stores, Inc. and the Company. [Portions of Exhibit 10.4 have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed separately with the Commission.]*

10.5 — Lease Extension and Modification Agreement dated as of July 1, 2003 between Fred Meyer Stores, Inc. and the Company. [Portions of Exhibit 10.5 have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed separately with the Commission.]*

10.6 — Restated Stock Option and Incentive Award Plan.*++

10.7 — Restated Non-Employee Director Stock Option Plan, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1997, Commission File No. 0-20001.++

10.8 — Form Restricted Stock Award, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1997, Commission File No. 0-20001.++

10.9 — Restricted Stock Award made as of April 11, 2002 by the Company to L. Reade Fahs, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.++

10.10 — Form Performance Share Award Agreement, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.++

10.11 — Form Stock Option 2001 Grant for Employees, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.++

10.12 — Form Change in Control Agreement, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 30, 2000.++

10.13 — Form indemnification agreement for directors and executive officers of the Company, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.14 — Split Dollar Life Insurance Agreement dated as of November 3, 1994 among the Company, A. Kimbrough Davis, as Trustee, and James W. Krause, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-20001.++

10.15 — Management Incentive Plan.*++

10.16 — Executive Relocation Policy, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996, Commission File No. 0-20001.++

10.17 — Loan and Security Agreement dated as of May 30, 2001 between the Company and Fleet Capital Corporation, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.18 — First Amendment to Loan and Security Agreement dated as of December 21, 2001 between the Company and Fleet Capital Corporation.*

10.19 — Letter Agreement dated June 30, 2002 between the Company and Fleet Capital Corporation, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

10.20 — Second Amendment to Loan and Security Agreement dated as of December 19, 2003 between the Company and Fleet Capital Corporation.*

10.21 — Agreement and General Release dated as of December 27, 2002 between the Company and James W. Krause, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.++

21 — Subsidiaries of the Registrant.*

23.1 — Consent of Deloitte & Touche LLP.*

31.1 — Certification of Chief Executive Officer required by Rule 13a-14(a).*

31.2 — Certification of Chief Financial Officer required by Rule 13a-14(a).*

32 — Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

*	Filed with this Form 10-K.

++	Management contract or compensatory plan or arrangement in which a director or named executive officer participates.

(b) The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:

Date of Report	Item Reported	Financial Statements Filed
November 18, 2003	Item 12	3rd Quarter 2003
December 3, 2003	Item 9	None
December 29, 2003	Item 5	None

NATIONAL VISION, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
FOR THE YEARS ENDED JANUARY 3, 2004 AND DECEMBER 28, 2002,
THE SEVEN MONTHS ENDED DECEMBER 29, 2001 AND
THE FIVE MONTHS ENDED JUNE 2, 2001,
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

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
National Vision, Inc.
Lawrenceville, Georgia

We have audited the accompanying consolidated balance sheets of National Vision, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002 (Successor Company balance sheets), and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended January 3, 2004 (Successor Company operations), the seven months ended December 29, 2001 (Successor Company operations), and the five months ended June 2, 2001 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at page S-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of National Vision, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the two years in the period ended January 3, 2004, and the period from June 3, 2001 to December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the Predecessor Company’s results of their operations and their cash flows for the period from December 31, 2000 to June 2, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
April 2, 2004

NATIONAL VISION, INC.
CONSOLIDATED BALANCE SHEETS
January 3, 2004 and December 28, 2002
(in thousands, except share information)

	January 3, 2004	December 28, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,545	$9,020
Accounts receivable (net of allowance: 2003 - $769; 2002 - $1,031)	3,078	2,164
Inventories	17,387	17,928
Other current assets	1,278	1,305
Deferred income tax asset	7,305	3,428

Total current assets	32,593	33,845

PROPERTY AND EQUIPMENT:
Equipment	20,383	19,876
Furniture and fixtures	7,785	7,833
Leasehold improvements	6,556	6,709
Construction in progress	1,750	1,360

	36,474	35,778
Less accumulated depreciation	(22,855)	(17,786)

Net property and equipment	13,619	17,992

OTHER ASSETS AND DEFERRED COSTS
(net of accumulated amortization: 2003 - $964; 2002 - $658)	806	1,004
INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization: 2003 - $19,466; 2002 - $11,944)	93,279	100,960

	$140,297	$153,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,506	$3,445
Accrued expenses and other current liabilities	25,132	24,393
Current portion of long-term debt	545	3,824

Total current liabilities	29,183	31,662

DEFERRED INCOME TAX LIABILITY	7,305	3,428

SENIOR SUBORDINATED NOTES	94,939	105,882

COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued Common stock, $0.01 par value; 10,000,000 shares authorized, 5,243,047 and 5,084,400 shares issued and outstanding at January 3, 2004 and December 28, 2002, respectively	52	50
Additional paid-in capital	25,129	25,097
Deferred stock compensation	(108)	(124)
Retained deficit	(15,932)	(12,064)
Accumulated other comprehensive loss	(271)	(130)

Total shareholders’ equity	8,870	12,829

	$140,297	$153,801

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended January 3, 2004 and December 28, 2002,
the seven months ended December 29, 2001
and the five months ended June 2, 2001
(in thousands, except per share information)

	Successor			Predecessor
			Seven Months	Five Months
	Year Ended	Year Ended	Ended	Ended
	January 3, 2004	December 28, 2002	December 29, 2001	June 2, 2001
	(53 weeks)	(52 weeks)
Retail sales, net	$236,125	$222,156	$122,525	$110,417
Premium revenue	6,347	2,041	—	—
Other revenue	877	—	—	—

Total net revenue	243,349	224,197	122,525	110,417
Cost of goods sold	110,907	100,699	54,837	52,293

Gross profit	132,442	123,498	67,688	58,124

Operating expenses:
Selling, general & administrative expense	123,713	119,451	66,190	64,253
Impairment of long-lived assets	550	—	—	—
Restructuring expense	484	—	—	—

Total operating expense	124,747	119,451	66,190	64,253

Operating income (loss)	7,695	4,047	1,498	(6,129)
Other expense, net:
Interest expense	(12,913)	(14,099)	(8,459)	(1,154)
Gain on repurchase of Notes	2,321	1,566	—	—
Other income, net	50	470	70	4

Loss before reorganization items, taxes, discontinued operations and cumulative effect of a change in accounting principle	(2,847)	(8,016)	(6,891)	(7,279)
Reorganization gain				102,515
Gain on restructuring of debt	—	—	—	17,182

Earnings (loss) before taxes, discontinued operations and cumulative effect of a change in accounting principle	(2,847)	(8,016)	(6,891)	112,418
Income tax expense	(198)	—	—	—

Net earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	(3,045)	(8,016)	(6,891)	112,418

Discontinued Operations:
Operating income (loss) from discontinued operations	(200)	1,862	1,031	905
Loss on disposal	(59)	(50)	—	—

Income (loss) from discontinued operations	(259)	1,812	1,031	905

Earnings (loss) before cumulative effect of a change in accounting principle	(3,304)	(6,204)	(5,860)	113,323
Cumulative effect of a change in accounting principle	(564)	—	—	—

Net earnings (loss)	$(3,868)	$(6,204)	$(5,860)	$113,323

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.61)	$(1.60)	$(1.38)	$5.31
Income (loss) from discontinued operations	(0.05)	0.36	0.21	0.04

Earnings (loss) before extraordinary items and cumulative effect	(0.66)	(1.24)	(1.17)	5.35
Cumulative effect, net	(0.11)	—	—	—

Net earnings (loss) per share	$(0.77)	$(1.24)	$(1.17)	$5.35

The accompanying notes are an integral part of these consolidated financial statements

National Vision, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
For the years ended January 3, 2004 and December 28, 2002,
the seven months ended December 29, 2001
and the five months ended June 2, 2001
(in thousands)

	Total	Common Stock		Additional	Deferred	Retained	Accumulated Other
	Shareholder’s			Paid-in	Stock	Earnings/	Comprehensive	Comprehensive
	Equity	Shares	Amount	Capital	Compensation	(Deficit)	Income/(loss)	Income/(loss)
Predecessor Company:
Balance at December 30, 2000	$(113,323)	21,169	$211	$47,387	$—	$(156,848)	$(4,073)	$—
Net income through June 2, 2001	113,323					113,323		113,323

Comprehensive income								$113,323

Elimination of prior equity	—	(21,169)	(211)	(47,387)	—	43,525	4,073

Balance at June 2, 2001	$—	—	$—	$—	$—	$—	$—

Successor Company:
Distribution of new common shares — June 2, 2001	$25,000	5,000	$50	$24,950	$—	$—	$—
Stock issuance costs	(10)			(10)
Net loss, June 3 through December 29, 2001	(5,860)					(5,860)		$(5,860)
Cumulative translation adjustment	144						144	144

Comprehensive loss								$(5,716)

Balance at Dec 29, 2001	$19,274	5,000	$50	$24,940	$—	$(5,860)	$144
Net loss	(6,204)					(6,204)		$(6,204)
Cumulative translation adjustment	(274)						(274)	(274)

Comprehensive loss								$(6,478)

Restrict stock awards	—	84		157	(157)
Amortization of deferred compensation	33				33

Balance at Dec 28, 2002	$12,829	5,084	$50	$25,097	$(124)	$(12,064)	$(130)
Net loss	(3,868)					(3,868)		$(3,868)
Cumulative translation adjustment	(141)						(141)	(141)

Comprehensive loss								$(4,009)

Stock incentive awards	5	14	—	5
Restricted stock awards	—	145	2	27	(29)
Amortization of deferred compensation	45				45

Balance at January 3, 2004	$8,870	5,243	$52	$25,129	$(108)	$(15,932)	$(271)

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 3, 2004 and December 28, 2002,
the seven months ended December 29, 2001
and the five months ended June 2, 2001
(in thousands)

	Successor			Predecessor
			Seven Months	Five Months
	Year Ended	Year Ended	Ended	Ended
	January 3, 2004	December 28, 2002	December 29, 2001	June 2, 2001
	(53 weeks)	(52 weeks)
Cash flow from operating activities:
Net income (loss)	$(3,868)	$(6,204)	$(5,860)	$113,323
Adjustments to reconcile cash to net income (loss):
Depreciation & amortization	15,962	18,999	11,425	4,808
Impairment of long-lived assets	550	—	—	—
Reorganization items	—	—	—	11,748
Cumulative effect of a change in accounting principle	564	—	—	—
Fresh start adjustments	—	—	—	(114,263)
Gain on extinguishment of debt	—	—	—	(17,182)
Gain on repurchase of subordinated notes	(2,321)	(1,566)	—	—
Gain on disposal of equipment	(21)	—	—	—
Other	46	627	256	(259)
Changes in operating assets & liabilities:
Accounts receivable	(914)	1,744	636	5,177
Inventories	(23)	693	1,245	4,083
Other current assets	27	396	142	597
Accounts payable	61	(490)	2,187	1,210
Accrued expenses and other current liabilities	739	(1,075)	(5,218)	322

Net cash provided by operating activities	10,802	13,124	4,813	9,564

Cash flow from investing activities:
Purchase of property & equipment	(4,517)	(5,209)	(2,750)	(2,084)
Proceeds from sale of property & equipment	253	—	—	5,656

Net cash provided (used) by investing activities	(4,264)	(5,209)	(2,750)	3,572

Cash flow from financing activities:
Advances on revolver	1,904	7,378	112,855	125,063
Payments on revolver	(1,904)	(7,378)	(115,855)	(134,975)
Principal payments on subordinated debt	(8,161)	(5,796)	—	—
Repurchases of subordinated debt	(3,702)	(2,932)	—	—
Deferred financing costs	(150)	—	(286)	(125)
Stock issuance costs	—	—	(10)	—
Principal payments on other long-term debt	—	(13)	(86)	—

Net cash used by financing activities	(12,013)	(8,741)	(3,382)	(10,037)

Net (decrease) increase in cash	(5,475)	(826)	(1,319)	3,099
Cash, beginning of period	9,020	9,846	11,165	8,066

Cash, end of period	$3,545	$9,020	$9,846	$11,165

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL VISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

National Vision, Inc. (the “Company”) is engaged in the retail sale of optical goods and services. We are largely dependent on Wal-Mart Stores, Inc. (Wal-Mart) for continued operation of vision centers which generate a significant portion of our revenues. See Note 8— “Wal-Mart Master License Agreement and Other Agreements”. We emerged from Chapter 11 on May 31, 2001 and adopted “fresh start” accounting. See Note 6 — “Bankruptcy Proceedings and Fresh Start Adjustments”.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts as well as our subsidiaries’ accounts. All significant inter-company balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Pursuant to such calendar, fiscal 2003 was a 53-week period ended January 3, 2004, and fiscal 2002 and 2001 were 52-week periods. Due to various statutory and other considerations, international operations do not operate on this 52/53 week calendar. To allow for more timely consolidation and reporting, international operations (approximately 2% of net revenues) are reported using a twelve-month period ending November 30.

Reclassifications

As a result of our 2003 adoption of Financial Accounting Standard Board Statement No. 145, we have reclassified the prior period gain on the purchase of debt from extraordinary income to income from continuing operations in the Consolidated Statements of Operations. Certain other amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Discontinued Operations

During 2003, we closed 54 vision centers. Forty-two closings were the result of Wal-Mart or military lease expirations. The remaining twelve closures were under-performing Fred Meyer vision centers closed prior to their scheduled lease expiration. Historical operating results for these closed vision centers have been reclassified as discontinued operations and shown separately for all periods presented. Condensed information for these closed stores is presented below (in thousands):

	Year Ended	Year Ended	Seven Months Ended	Five Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001	June 2, 2001
Total net sales	$9,798	$22,823	$13,018	$10,140
Operating income (loss)	$(200)	$1,862	$1,031	$905
Loss on disposal	$(59)	$(50)	$—	$—

Fresh Start Accounting

Upon emergence from bankruptcy, we adopted “fresh start” accounting in accordance with AICPA Statement of Position 90-7. As a result, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after emergence are those of a new reporting entity (the “Successor”) and are not comparable to the financial statements of the pre-confirmation company (the “Predecessor”). A black line has been drawn in the financial statements to distinguish Predecessor and Successor Company results. (See Note 6 — “Bankruptcy Proceedings and Fresh Start Adjustments.”)

Revenue Recognition

Our retail customers generally pay for their eyewear products at the time they place an order. We defer revenue recognition until delivery of the product by estimating the value of transactions in which final delivery to the customer has not occurred at the end of the period presented. Payments received prior to final delivery of the product are reflected as deposit liabilities within accrued liabilities. These estimates are based on historical trends and take into consideration current changes in our manufacturing and distribution processes.

In May 2003, we began to offer a separately priced extended warranty which provides for repair and replacement service during the first year after purchase. We had previously provided this same service free of charge. Revenues from the sale of extended warranty contracts are deferred and amortized over the life of the contract on a straight-line basis.

A reconciliation of the changes in deferred revenue from the sale of warranty contracts is as follows (in thousands):

Year ended
January 3, 2004
Deferred warranty revenue:
Beginning balance	$—
Warranty contracts sold	4,603
Amortization of deferred revenue	(1,923)

Ending balance	$2,680

Premium revenue is earned from HMO memberships and services. Revenue from premiums is recognized over the life of the policy as the related services are rendered.

Cost of Goods Sold

We recognize cost of product sold to retail customers when the sales transaction is complete and revenue is recognized. Periodically, we receive purchase discounts or reduced pricing on inventory purchases. These reductions in the normal purchase price are accounted for in the weighted average cost of inventory.

Cash and Cash Equivalents

We consider cash on hand and short-term cash investments to be cash and cash equivalents. Our policy is to maintain uninvested cash at minimal levels. Cash includes cash equivalents, which represent highly liquid investments with a maturity of one month or less. We restrict investments of temporary cash investments to financial institutions with high credit standings.

Managed Care Accounts Receivable

Managed care accounts receivable are recorded net of contractual allowances and are reduced by an allowance for amounts that may become uncollectible. A significant portion of our receivables is due from health care plans and programs located throughout the United States. Estimates of our allowance for uncollectible receivables are based on our historical collection experience and historical and current operating, billing and collection trends.

Inventory

Our inventories are stated at the lower of weighted average cost or market.

In most cases, the expected sales value (i.e., market value) of our inventory is higher than our cost. However, as we progress through a selling season, certain slow-moving merchandise may be removed from stores and returned to our distribution center to be sold below cost in secondary markets. As a result, there is a high degree of judgment and complexity in determining the market value of such inventories. For inventory on hand, we estimate the future selling price of our merchandise, given our current selling price and our planned promotional activities, and provide a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.

We conduct physical inventory counts for a selection of store locations near the end of each fiscal quarter and adjust our records to reflect the actual inventory counts. Our distribution center is counted near the end of the fiscal year. As all locations are not counted as of our reporting dates, we provide a reserve for inventory shrinkage based principally on historical inventory shrinkage experience.

Property and Equipment

Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the assets’ estimated useful lives or terms of the related leases, whichever is shorter. Accelerated depreciation methods are used for income tax reporting purposes. For financial reporting purposes, depreciation periods range from five to ten years for equipment, three to nine years for furniture and fixtures, three to six years for hardware and software related to information systems processing, and five to nine years for leasehold improvements. At the time property and equipment are retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income. Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized.

Balance Sheet Financial Instruments: Fair Values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and current portion of long-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments.

The fair value of our long-term debt is determined using the weighted average price of the most recent trades made during the last quarters of the fiscal years ending January 3, 2004 and December 28, 2002 (in thousands):

	Carrying Value	Fair Value
Long-term debt at January 3, 2004	$94,939	$57,934
Long term debt at December 28, 2002	$105,882	$53,805

Financial instruments which potentially subject us to concentrations of credit risk consist principally of trade accounts receivable. The credit risk is limited due to the large number of individuals and entities comprising our customer base.

Intangible Value Of Contractual Rights

Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of our adoption of “fresh start” accounting in May 2001. This intangible asset represents the value of the Company’s lease agreement with Wal-Mart and the business relationship therein created. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” this intangible is an amortizable asset because it has a finite useful life. However, the precise length of its life is not known due primarily to the Wal-Mart supercenter conversions that automatically trigger extensions on the contractual life of the asset. Based on projections made at the time “fresh start” accounting was adopted, our best estimate of the useful life of this asset was 15 years. At January 3, 2004, the remaining life of this asset is 12 years and 5 months. Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.

Amortization expense on the Intangible Value of Contractual Rights was $7.5 million and $7.6 million for the years ended January 3, 2004 and December 28, 2002, respectively. Future amortization expense for each of the five succeeding years is as follows (amounts in thousands):

2004	$7,508
2005	$7,508
2006	$7,508
2007	$7,508
2008	$7,508

As described in Note 6, we emerged from Bankruptcy on June 2, 2001. During 2003 and 2002, we realized net income tax benefits of $159,000 and $712,000, respectively, generated by the Predecessor. In accordance with the provisions of SOP 90-7, these net benefits have been recorded as a reduction in the value of the Intangible Value of Contractual Rights.

We assess the impairment of all identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include (1) a significant underperformance of vision center operations relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of our assets or the strategy for our overall retail optical business; (3) significant negative industry or economic trends; (4) significant decline or adverse change in the rate or geographic concentration of Wal-Mart host store relocations or supercenter conversions; and (5) a permanent adverse change in cash flows generated by an operation.

Based upon the existence of one or more of the above indicators of impairment, we determine if the carrying value of intangibles or long-lived assets may not be recoverable based on a projected cash flow model. If the projected undiscounted cash flows are not in excess of the book value of the related asset, we adjust the carrying value of the long-term assets to their fair market value. Significant management judgment is required regarding the existence of impairment indicators as discussed above.

Income Taxes

Deferred income taxes are recorded using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes are provided for depreciation and amortization, inventory basis differences, and accrued expenses where there is a temporary difference in recording such items for financial reporting and income tax reporting purposes. Before, during and after the bankruptcy process, we incurred significant net operating losses (“NOL”) that result in tax loss carry-forwards. A portion of these carry-forwards is subject to limitations under Section 382 of the Internal Revenue Code.

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

Accounting for Stock Options

We apply the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock Option awards continue to be accounted for in accordance with APB Opinion No. 25. The number of shares to be issued and the per share strike price are not subject to uncertainty; accordingly our stock option grants qualify for fixed accounting treatment. As a result, we do not record compensation expense in connection with the granting of these stock options.

Had compensation cost for the employee and non-employee director stock options been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share information):

	Successor			Predecessor
			Seven Months	Five Months
	Year Ended	Year Ended	Ended	Ended
	January 3, 2004	December 28, 2002	December 29, 2001	June 2, 2001
	(53 weeks)	(52 weeks)
As reported:
Net earnings (loss)	$(3,868)	$(6,204)	$(5,680)	$113,323
Pro Forma:
Compensation expense (income)	68	53	4	(4,312)

Pro Forma:
Net earnings (loss)	$(3,936)	$(6,257)	$(5,864)	$117,635

As reported:
Earnings (loss) per share*	$(0.77)	$(1.24)	$(1.17)	$5.35
Pro Forma compensation expense per share	(0.02)	(0.01)	—	0.21

Pro Forma earnings (loss) per share	$(0.79)	$(1.25)	$(1.17)	$5.56

*Basic and diluted earnings per share are the same for each period presented.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	Successor			Predecessor
			Seven Months	Five Months
	Year Ended	Year Ended	Ended	Ended
	January 3, 2004	December 28, 2002	December 29, 2001	June 2, 2001
Dividend yield	0.00%	0.00%	0.00%	(a	)
Expected volatility	410%	172%	217%	(a	)
Risk free interest rates	2.60%	3.00%	4.50%	(a	)
Expected lives (years)	5.0	3.4	6.7	(a	)

(a)	No options were granted during this period.

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

Advertising and Promotion Expense

Production costs of future media advertising and related promotion campaigns are deferred until the advertising events occur. All other advertising and promotion costs are expensed over the course of the year in which they are incurred. Advertising expense for the years ended January 3, 2004 and December 28, 2002, the seven months ended December 29, 2001, and the five months ended June 2, 2001, was approximately $3.5 million, $3.2 million, $2.8 million, and $3.6 million, respectively. Advertising expense for periods prior to fiscal 2003 are shown net of cooperative advertising allowances received.

Other Expense, Net

Other expense includes interest expense, purchase discounts on invoice payments, the amortization of finance fees and the amortization of the discount on the subordinated debt.

Cumulative Effect of a Change in Accounting Principle

We adopted Emerging Issues Task Force Issue No. 02 – 16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”) at the beginning of 2003. This Issue addresses the method by which retailers account for vendor allowances. Prior to fiscal 2003, vendor allowances received under co-op advertising agreements were classified in the income statement as a reduction in advertising expense. As a result of the adoption of EITF 02-16, certain vendor allowances are now presented as a reduction of inventory cost and subsequently as a component of cost of goods sold. On the first day of fiscal 2003, we recorded additional expense of $564,000 as the cumulative effect of this change in accounting principle. This amount reflects the portion of vendor allowances that would have reduced inventory costs had this new accounting pronouncement been in effect in 2002.

Foreign Currency Translation

Assets and liabilities of our foreign operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation gains or losses are deferred in accumulated other comprehensive income, a separate component of shareholders’ equity.

Other Comprehensive Income

Other comprehensive income is defined as net income and other changes in stockholders’ equity from transactions other than those involving stockholders and net income. Our only source of other comprehensive income is the cumulative translation adjustment from our operations in Mexico. The Predecessor’s cumulative other comprehensive income was eliminated as part of fresh start accounting on June 2, 2001.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments and incorporates any changes in such estimates and judgments into the accounting records underlying our consolidated financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other.” FIN 45 requires footnote disclosure of the guarantee or indemnification agreements a company issues. With certain exceptions, these agreements will also require a company to prospectively recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees, including product warranty liabilities, issued or modified after December 31, 2002. Our adoption of FIN No. 45 does not currently have a material impact on our consolidated financial position, results of operations, or cash flows. Notes 2 and 14 to the Consolidated Financial Statements include the additional disclosure requirements of FIN No. 45 as required by companies which provide product warranties.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Our adoption of FIN 46 does not currently have an impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective immediately for all financial instruments created or modified after May 31, 2003 and by the first interim period commencing after June 15, 2003 for existing financial instruments. The adoption of SFAS No. 150 does not currently affect our financial position or results of operations.

4. IMPAIRMENT OF LONG LIVED ASSETS

Historically, we have operated our vision centers to the maximum term of the lease, including the exercise of all available renewal options in most cases. Our strategy was to maintain store operations, even if the store was under-performing and devote our attention to correcting the store’s problems. In the fourth quarter of 2003, we revised our strategy to assess under-performing stores prior to the lease-termination date, and potentially close the under-performing stores in order to maximize operating profitability. As a result, we identified certain store locations with a history of operating losses that we do not expect to become profitable without significant cost and effort. We intend to close 13 of these locations in March and April of 2004.

For the 13 locations that we expect to close prior to the lease termination date, we reviewed the locations for potential impairment by comparing the future expected undiscounted cash flows for these locations to the carrying value of their long-lived assets. The long-lived asset carrying value for 12 of the locations exceeded the future expected undiscounted cash flows from the locations. Therefore, impairment was determined to exist for these 12 locations. We also reviewed the remainder of store locations for potential impairment and identified 30 additional vision centers in Wal-Mart, Wal-Mart de Mexico, Fred Meyer and on military bases which were determined to be impaired given that the expected future undiscounted cash flows from these locations are less than the carrying value of their assets. As a result, we have recorded a non-cash impairment charge of $550,000 to write-down these long-lived assets to their fair market value. Fair market value was determined using the expected discounted cash flows for each location. This impairment was reflected for leasehold improvements, furniture, fixtures and equipment at these 42 locations.

5. RESTRUCTURING EXPENSE

During August 2003, as a result of the declining store base, we initiated and completed a restructuring of the retail field and home office retail support center. The process resulted in a reduction in headcount approximating 15% of both the retail field management organization and the home office retail support center organization. Involuntary termination benefits and outplacement costs accrued were $484,000, of which $306,000 has been paid as of January 3, 2004. The remaining $178,000 of accrued costs are expected to be completely paid by the end of the fourth quarter of 2004.

6. BANKRUPTCY PROCEEDINGS AND FRESH START ADJUSTMENTS

On April 5, 2000, we and ten of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 (the “Chapter 11 Cases”). In March 2001, the Debtors filed a plan of reorganization (the “Plan”) for the Chapter 11 Cases. The Plan was confirmed by the Bankruptcy court and on May 31, 2001, after securing a new revolving credit facility with Fleet Capital Corporation, we emerged from bankruptcy.

The Plan provided for the conversion of our pre-petition unsecured claims into new secured notes and common stock. The secured notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September, and are subordinated to debt under our Fleet credit facility. The notes are payable semi-annually on February 28, and August 31 over eight years with principal repayments based on excess cash flow for the preceding six month periods ending in fiscal December and fiscal June. Any remaining unpaid principal will become due on March 31, 2009. Five million shares of new common stock, par value $0.01, were issued based on our reorganization value. Under the Plan, former shareholders received no value for their interests, and all Predecessor common stock securities were cancelled.

The gain on cancellation of indebtedness aggregated $17.2 million and has been reflected as a gain on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations for the period ended June 2, 2001.

In accounting for the effects of the reorganization, we adopted “fresh start” accounting principles as contained in the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 was applicable because pre-reorganization shareholders received none of our new common stock and the reorganization value of the assets of the Successor company was less than the total pre-petition liabilities allowed plus post-petition liabilities. SOP 90-7 also required the early adoption of any new accounting principles that otherwise became effective within twelve months of fresh start accounting.

Fresh start accounting principles required that we determine the reorganization value of the reorganized Company. Our reorganization value was developed by the Company, the Official Committee of Unsecured Creditors and their respective financial advisors. The reorganization value was based on a calculation of the present value of the free cash flows under our financial projections, including an assumption of a terminal value. Such projections were submitted to the bankruptcy court and to creditors for review and objection as part of our disclosure statement accompanying the Plan.

In the allocation of the reorganization value, our tangible and intangible assets were recorded at their assumed fair value. Intangible Value of Contractual Rights, approximating $113.6 million, was established as part of fresh start accounting and is amortized over 15 years using the straight-line method. This intangible asset represents the value of our lease agreement and the business relationship developed with Wal-Mart. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” this intangible is an amortizable asset because it has a finite useful life. However, the precise length of its life is not known due primarily to the Wal-Mart supercenter conversions that automatically trigger extensions on the contractual life of the asset. Based on our projections, our best estimate of the useful life of this asset is 15 years. At January 3, 2004, the remaining life of this asset is 12 years and 5 months. Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.

Changes to the fair value of our identifiable assets totaled $114.3 million. This amount was recognized as a gain in the Predecessor’s statement of operations and is detailed below (amounts in thousands):

Increase/(Decrease)
Inventory	$(700)
Property, plant and equipment, net	1,942
Other assets	(586)
Intangible value of contractual rights	113,607

Total fair value adjustments	$114,263

The application of fresh start accounting on the Predecessor company’s June 2, 2001 balance sheet is as follows (amounts in thousands):

	Predecessor										Successor
	Before				New						Reorganized
	Fresh Start	Extinguishment			issuance			Fair value			Balance Sheet
	June 2, 2001	of debt			Notes /Stock			adjustments			June 2, 2001
Cash & cash equivalents	$11,165	$			$			$			$11,165
Accounts receivable	4,544										4,544
Inventory	20,566								(700	)(e)	19,866
Deferred tax asset	–								7,199	(j)	7,199
Other current assets	778										778

Total current assets	37,053		–			–			6,499		43,552
Property and equipment
Gross property and equipment	88,191								(60,323)		27,868
Accumulated depreciation	(62,265)								62,265		–

Property and equipment, net	25,926		–			–			1,942	(f)	27,868
Other assets and deferred costs	9,310		(7,063	)(a)					(586	)(g)	1,661
Deferred tax asset	385								(385	)(j)	–
Intangible value of contractual rights	–								113,607	(h)	113,607

Total assets	$72,674		$(7,063)			$–			$121,077		$186,688

Liabilities not subject to compromise:
Current liabilities
Accounts payable	$1,858	$			$			$			$1,858
Accrued expenses	27,619		2,300	(b)							29,919

Total current liabilities	29,477		2,300			–			–		31,777
Revolving credit facility	3,000										3,000
Senior Subordinated Notes	–					120,000	(d)				120,000
Other debt	–		97	(b)							97
Deferred tax liability									6,814	(j)	6,814
Liabilities subject to compromise	171,642		(171,642	)(b)
Shareholders’ equity/(deficit)
Common stock	211					50	(d)		(211	)(i)	50
Additional paid-in capital	47,387					24,950	(d)		(47,387	)(i)	24,950
Retained earnings/(deficit)	(174,970)		17,182	(c)					157,788	(i)	–
Cumulative translation adjustment	(4,073)								4,073	(i)	–

Total shareholders’ equity / (loss)	(131,445)		17,182			25,000			114,263		25,000

Total liabilities and shareholders’ equity	$72,674		$(152,063)			$145,000			$121,077		$186,688

(a)	Elimination of deferred financing costs associated with the Senior Subordinated Notes being cancelled as part of the plan of reorganization.

(b)	Elimination of pre-petition liabilities. Cash claims of $2.3 million were accrued as well as assumed capital leases totaling $97,000.

(c)	Gain on extinguishment of debt is calculated as follows (amounts in thousands):

Net liabilities subject to compromise	$169,245
Deferred financing costs related to cancelled Senior Subordinated Notes	(7,063)

Net liabilities extinguished	162,182
Less: Reorganized value	145,000

Gain on extinguishment of debt	$17,182

Contractual interest for the five months ended June 2, 2001 was $8.1 million.

(d)	Issuance of new Senior Subordinated Notes, totaling $120 million, and the issuance of 5,000,000 shares of new common stock with par value of $0.01. The reorganization value was derived from a recovery analysis filed in the bankruptcy court in connection with the Plan. The components of the reorganized value are shown below (amounts in thousands):

Reorganized value:
New Debt	$120,000
New Equity	25,000

Reorganization value	$145,000

(e)	Reduction of inventory for a change in accounting policy related to the capitalization of certain freight costs incurred for transfers of inventory between Company locations and certain business supplies.

(f)	Net increase in fixed assets is the result of fair value adjustments increasing equipment by approximately $3.4 million and decreasing certain leaseholds and furniture and fixtures by $1.5 million.

(g)	Elimination of all intangibles with the exception of the California HMO license.

(h)	Establishment of Intangible value of contractual rights to be amortized over 15 years using the straight-line method. This intangible asset represents the value of our lease agreement and the business relationship developed with Wal-Mart.

(i)	Elimination of Predecessor Company equity.

(j)	Deferred tax effects of fair value adjustments.

7. REORGANIZATION GAIN

In accordance with SOP 90-7, the Predecessor recorded all transactions incurred as a result of the Chapter 11 Cases as reorganization items. The table below summarizes these items (amounts in thousands):

(Predecessor)
Five Months
Ended
June 2, 2001
Fresh start adjustments	$114,263
Impairment of goodwill	—
Impairment of fixed assets	(33)
Provision for rejected leases	(1,592)
Loss on sale of freestanding division	(3,645)
Other store closing costs	(532)
Professional fees	(2,008)
Retention plan	(3,231)
Interest income	127
Letter of credit reserve on DIP Facility	(197)
Other reorganization items	(637)

Total reorganization gain	$102,515

The following represents activity in the reorganization provisions for the years ended January 3, 2004, December 28, 2002, the seven months ended December 29, 2001 and the five months ended June 2, 2001 (amounts in thousands):

	January 3, 2004	December 28, 2002	Seven Months Ended December 29, 2001	Five Months Ended June 2, 2001
Beginning balance	$248	$1,225	$9,231	$4,727
Charged to expense			—	5,847
Paid	(248)	(605)	(8,383)	(1,343)
Other adjustments (a)	—	(372)	377	—

Ending balance	$—	$248	$1,225	$9,231

(a)	Other adjustments consist of an increase to reflect additional cash claims accrued in 2001 post-emergence from bankruptcy. These cash claims were subsequently deemed to be invalid claims, resulting in the 2002 reversal of substantially all of the previous increase. The adjustments to this provision subsequent to our emergence from bankruptcy were not reflected as adjustments to reorganization expense.

8. WAL-MART MASTER LICENSE AGREEMENT AND OTHER AGREEMENTS

At January 3, 2004, we operated 359 vision centers in domestic Wal-Mart stores, pursuant to a master license agreement. These units generated approximately 89% of our revenue in 2003 and represent the most profitable of our host retail operations. In 1994, the Company and Wal-Mart replaced their original agreement with a new master license agreement (the Wal-Mart Agreement), which increased minimum and percentage license fees payable by the Company and also gave us the right to open up to 400 vision centers in existing and future Wal-Mart stores. We opened our 400th vision center pursuant to the agreement in 2001. Each vision center covered by the Wal-Mart agreement has a separate license. Pursuant to the Wal-Mart agreement, the term of each such license is nine years with a renewable option for one additional three-year term. Percentage license fees remain the same over the nine-year base term and three-year option term, whereas minimum license fees increase during the three-year option term.

In 1994, we opened our first 8 vision centers in stores owned and operated by Wal-Mart de Mexico, S.A. de C.V. (Wal-Mart de Mexico). We completed the negotiation of a master license agreement governing these vision centers in 1995. Pursuant to this agreement, each vision center has an individual base term of five years from the date of opening, followed by two options (each for two years), and one option for one year. Each party has the right to terminate a location which fails to meet specified sales levels. The agreement provides for annual fees based on a percentage of sales. The agreement also gives us a right of first refusal to open vision centers in all stores in Mexico owned by Wal-Mart de Mexico. As of January 3, 2004, we operated 37 vision centers in Wal-Mart de Mexico stores.

We operate 47 leased vision centers in stores owned by Fred Meyer, all of which operate pursuant to a master license agreement. The agreement provides for base and percentage rent and other customary terms and conditions. The term of the agreement was amended in 2003 and now expires in December 2006.

We operate 25 leased vision centers on military bases, each of which operates pursuant to a separate lease agreement. These agreements provide for percentage rent and other customary terms and conditions.

9. INVENTORY

We classify inventory as finished goods if such inventory is readily available for sale to customers without assembly or value added processing. Finished goods include contact lenses, over the counter sunglasses and accessories. We classify inventory as raw materials if such inventory requires assembly or value added processing. This would include grinding a lens blank, cutting the lens in accordance with a prescription from an optometrist, and fitting the lens in a frame. Frames and uncut lens are considered raw materials. Work in progress includes spectacle orders that are being processed in either of our centralized lab facilities. On average, a custom pair of spectacles will be classified as work in progress for less than two days.

Inventory balances, by classification, are summarized as follows (amounts in thousands):

	2003	2002
Raw materials and work in progress	$9,941	$10,024
Finished goods	6,961	7,344
Supplies	485	560

	$17,387	$17,928

10. LONG-TERM DEBT

Fleet Facility

In December 2003, we amended our credit facility with Fleet Capital Corporation (the “Fleet Facility”). This amendment extended the term of the previous credit facility from an expiration date of May 30, 2004 to an expiration date of May 30, 2007. The amendment also effectively increased availability by approximately $3.5 million and allowed us to repurchase Notes within certain limitations. The Fleet Facility bears interest at the prime rate plus 0.75% per annum or at LIBOR plus 3.0%, and provides availability of an estimated $10 million, subject to borrowing base limitations and inclusive of letter of credit requirements. At January 3, 2004, we had $5.2 million of unused availability under the Fleet Facility. Any borrowings under the Fleet Facility are secured by substantially all of our assets. The Fleet Facility contains various restrictive covenants and requires us to maintain minimum levels of EBITDA (as defined) and a minimum fixed charge coverage ratio (as defined) of 1.0 to 1.0 and limits the amount of our capital expenditures. Our weighted average interest rate under the Fleet Facility was 4.87%, and 5.43% for the years ended January 3, 2004 and December 28, 2002. During 2001, our weighted average interest rate under the revolving line of credit for the seven months ended December 29, 2001 was 6.78%. For the five months ended June 2, 2001, our credit facility with Foothill Capital, was comprised of a term loan and a revolving line of credit. The weighted average interest rate under the term loan was 15.00% and 10.19% under the revolving line of credit. We paid $150,000 in commitment fees related to the Fleet Facility in December 2003. At January 3, 2004 and at December 28, 2002, we had no outstanding borrowings under the Fleet Facility.

Senior Subordinated Notes

As part of our Plan of Reorganization, the Predecessor Company’s $125 million unsecured Notes were converted into new Successor Company Notes and common stock. The Successor Company Notes have a face value of $120 million, provide for the payment of interest of 12% twice a year at the end of March and September, are subordinated to debt under our credit facility and are secured by substantially all of the Company’s assets. The Senior Subordinated Notes contain various restrictive covenants including prohibition from paying dividends. These Notes are due in 2009; however, principal repayments (“Excess Cash Repayments”) are required semi-annually at the end of February and August based on excess cash flow (as defined) for the prior six month periods, ended June and December, beginning with December 2001. For the six months ended January 3, 2004, we made an Excess Cash Repayment of approximately $545,000 on February 27, 2004 to the trustee for Note holders of record on February 13, 2004. This amount is classified as current at January 3, 2004. As future principal repayments are contingent upon future cash flows, the only portion reflected as a current liability is the repayment that is based on financial results reported herein.

Long-Term Debt Balances

Long-term debt obligations at January 3, 2004 and December 28, 2002 consisted of the following (amounts in thousands):

	2003	2002
12% Senior Subordinated Notes due 2009	$95,484	$109,706
Less current portion	545	3,824

Total long-term debt	$94,939	$105,882

We are party to letters of credit totaling $4.3 million and $4.4 million at January 3, 2004 and December 28, 2002, respectively. Virtually no claims have historically been made against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required.

See Note 2 “Significant Accounting Policies – Balance Sheet Financial Instruments: Fair Values” for the fair value estimate of the long-term debt at January 3, 2004.

11. COMMITMENTS AND CONTINGENCIES

Non-Cancelable Operating Lease and License Agreements

As of January 3, 2004, we are a lessee under non-cancelable operating lease agreements for certain equipment which expire at various dates through 2005. Additionally, we are required to pay minimum and percentage license fees pursuant to certain commercial leases and pursuant to agreements with our host store companies.

Our headquarters in Lawrenceville, Georgia includes a distribution center and lens laboratory. The building is leased through January 2009. We paid approximately $215,000 annually in rents in 2003, 2002, and 2001.

In connection with our acquisition of Midwest Vision, Inc., we entered into a ten-year lease for administrative headquarters and an optical laboratory located in St. Cloud, Minnesota. The facility is leased from the former owner of Midwest Vision. Lease expense on the headquarters and laboratory was approximately $80,000 per year in 2003, 2002 and 2001.

Aggregate future minimum payments under the license and lease arrangements are as follows (amounts in thousands):

Operating
Fiscal Year	Leases
2004	$25,465
2005	19,202
2006	13,315
2007	6,374
2008	4,609
Thereafter	7,423

Total minimum lease payments	$76,388

Total rental expenses related to cancelable and non-cancelable operating leases were approximately $34.1 million, $34.0 million, $18.1 million and $16.6 million for the years ended January 3, 2004, December 28, 2002, and for the seven months ended December 29, 2001 and the five months ended June 2, 2001 and respectively. Total rental expense includes contingent rental expense of approximately $8.0 million, $6.9 million, $3.9 million and $3.6 million in fiscal 2003, 2002, the seven months ended December 29, 2001 and the five months ended June 2, 2001, respectively.

Legal Proceedings

On September 3, 2003, the Second Appellate District of the California Court of Appeal affirmed a prior judgment of the Los Angeles County Superior Court (Case No. BC 274257) dismissing litigation that had been instituted against us on May 20, 2002 by Consumer Cause, Inc. alleging that our business model in California failed to comply with applicable legal requirements. The complaint sought attorney fees and an injunction prohibiting us from continuing the alleged violations.

We are involved in certain other litigation and claims arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

12. INCOME TAXES

The components of the net deferred tax assets are as follows (amounts in thousands):

	January 3, 2004	December 28, 2002
Total deferred tax assets	$39,698	$41,077
Total deferred tax liabilities	(35,462)	(38,383)
Valuation allowance	(4,236)	(2,694)

Net deferred tax asset	$—	$—

Each year’s valuation allowance was recorded due to the uncertainty of the realizability of the net operating losses and other deferred tax assets.

The sources of the difference between the financial accounting and tax basis of our liabilities and assets which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows (amounts in thousands):

	As of January 3, 2004			As of December 28, 2002
	Current		Non-current	Current		Non-current
Depreciation	$		$3,114	$		$2,170
Accrued expenses and reserves		2,485			3,054	71
Inventory		181			612
Net operating loss carry-forwards		3,836	26,345			32,997
Intangible value of contract rights			(35,446)			(38,365)
Other		1,678	2,044		3	2,152
Valuation allowance		(875)	(3,362)		(241)	(2,453)

Deferred tax asset / (liability)		$7,305	$(7,305)		$3,428	$(3,428)

The tax expense differs from the amounts resulting from multiplying income before income taxes by the statutory federal income tax rate for the following reasons (amounts in thousands):

	Successor			Predecessor
	Year ended	Year ended	Seven months ended	Five months ended
	January 3, 2004	December 28, 2002	December 29, 2001	June 2, 2001
Federal income tax/(benefit) provision at statutory rate	$(1,315)	$(2,357)	$(2,051)	$39,663
State income taxes, net of federal income tax benefit	(27)	(186)	(176)	3,400
Loss on disposed subsidiaries	—	—	—	(26,912)
Professional fees	—	—	344	573
Change in deferred tax asset valuation allowance	1,543	1,557	1,137	(17,335)
Other, net	(3)	986	746	611

	$198	$—	$—	$—

At January 3, 2004, we had U.S. regular tax net operating loss carry-forwards of approximately $79 million that can reduce future federal income taxes. If not utilized, these carry-forwards will expire beginning in 2007. Utilization of our net operating loss carry-forwards could be limited in the event of a greater than 50% change in our stock ownership. The limitation would be based on the stock value and the Federal exempt tax rate on the date of ownership change. These limitations could create a cap on the amount of the NOLs that would be deductible each year going forward until the amount is depleted or the time limitation on the NOLs expires.

In Mexico, the location of our foreign operations, we pay the greater of our income tax or an asset tax. Because we have operating losses in Mexico, we pay no income tax, but are subject to the asset tax. Therefore, no provision for income taxes has been made for our operations in Mexico.

13. EARNINGS PER COMMON SHARE

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

			Seven Months	Five Months
	Year ended	Year ended	ended	ended
	January 3, 2004	December 28, 2002	December 29, 2001	June 2, 2001
Basic and diluted earnings per share:
Net income (loss) from continuing operations	$(3,045)	$(8,016)	$(6,891)	$112,418
Net income (loss) from discontinued operations	(259)	1,812	1,031	905

Earnings (loss) before cumulative effect	(3,304)	(6,204)	(5,860)	113,323
Cumulative effect, net	(564)

Net earnings (loss)	$(3,868)	$(6,204)	$(5,860)	$113,323

Weighted shares outstanding	5,169	5,084	5,000	21,169
Less: Unvested restricted stock	(137)	(84)

Weighted shares for basic earnings per share	5,032	5,000	5,000	21,169

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.61)	$(1.60)	$(1.38)	$5.31
Income (loss) from discontinued operations	(0.05)	0.36	0.21	0.04

Earnings (loss) before cumulative effect	(0.66)	(1.24)	(1.17)	5.35
Cumulative effect, net	(0.11)

Net earnings (loss) per basic and diluted share	$(0.77)	$(1.24)	$(1.17)	$5.35

For the years ended January 3, 2004, December 28, 2002 and for the seven months ended December 29, 2001 and for the Predecessor five months ended June 2, 2001, stock options and unvested restricted shares in the amounts of 129,189, 214,370, 7,327, and 0 are excluded from the calculation of diluted earnings per common share due to their anti-dilutive effect.

14. SUPPLEMENTAL DISCLOSURE INFORMATION

Supplemental disclosure information is as follows (amounts in thousands):

(i)	Supplemental Cash Flow Information

	Successor			Predecessor
	Year Ended	Year Ended	Seven Months Ended	Five Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001	June 2, 2001
Cash paid for (received) Interest	$13,292	$14,257	$4,906	$860
Income taxes	$(204)	$(1,243)	$433	$167

(ii)	Supplemental Balance Sheet Information

Significant components of accrued expenses and other current liabilities are summarized as follows:

	Balance at	Balance at
	January 3, 2004	December 28, 2002
Accrued employee compensation and benefits	$4,529	$5,736
Provision for self -insured liabilities	$3,785	$2,814
Accrued rent expense	$5,612	$5,914
Customer deposit liability	$2,231	$2,158
Accrued interest expense	$2,986	$3,297
Deferred revenue	$2,965	$48

(iii)	Product Warranty Liability

The following table details the activity in our product warranty liabilities for the years ended January 3, 2004 and December 28, 2002. This represents our liability for certain product warranty services provided free of charge (amounts in thousands):

	January 3, 2004	December 28, 2002
Beginning of year balance	$1,120	$79
Charged to expense	6,846	8,773
Paid	(7,250)	(7,732)

End of year balance	$716	$1,120

15. SHAREHOLDERS’ EQUITY

Employee Stock Options and Incentive Award Plan

Under our Stock Option and Incentive Award Plan (the “Plan”), incentive stock options qualifying under Section 422A of the Internal Revenue Code and nonqualified stock options may be granted to key employees. The Plan also provides for the issuance of other equity awards, such as grants of restricted stock and of performance awards, which may be paid in cash and common stock. The Compensation Committee of our Board of Directors has the authority to determine the persons receiving options, option prices, dates of grants and vesting periods, although no option may have a term exceeding ten years. All options outstanding at our emergence from bankruptcy in 2001 were cancelled. The total number of shares authorized for issuance under the Plan is 720,000. After giving effect to outstanding options and performance stock grants, there were, at January 3, 2004, 113,753 remaining unissued shares under the Plan.

In 2001, the Compensation Committee granted to employees 288,750 options to purchase shares of our common stock at the stated market value on the date of grant. These options vest 100% at the end of seven years. Vesting, however, can be accelerated if we achieve certain financial goals prior to the end of the seven-year period. Unexercised options expire ten years from the date of grant. These options vested 25% on April 1, 2003.

In 2002, the Compensation Committee granted to employees 183,600 options to purchase shares of our common stock at the stated market value on the date of grant. These options vest one-third each year over the subsequent three years of continued employment. Unexercised options expire ten years from the date of grant.

In April 2002, the Compensation Committee issued 84,400 shares of restricted stock under the Plan to our President and Chief Executive Officer. The shares vest one-third each year over the subsequent three years of continued employment. Unamortized deferred compensation expense with respect to the restricted stock amounted to approximately $19,600 at January 3, 2004 and is being amortized over the three-year vesting period.

In July 2003, the Compensation Committee granted 168,000 shares of restricted stock to certain employees. Of these shares, 23,625 were cancelled prior to year end in connection with employee terminations. The shares vest one-third each year over the subsequent three years of continued employment. Unamortized deferred compensation expense with respect to the restricted stock amounted to approximately $88,400 at January 3, 2004 and is being amortized over the three year vesting period.

In October 2001, the Compensation Committee (the “Committee”) granted performance awards to certain officers of the Company. In April 2002, the Committee granted a performance award to our chief executive officer. The performance awards provide for the issuance of award units on the basis of the determination by the Committee that the Company has attained defined financial results. Under the terms of the performance awards, there are three performance periods: fiscal 2002, fiscal 2002-2003, and fiscal 2002-2004. Award units are payable two-thirds in cash and one-third in common stock. The cash portion is payable at the greater of $5.00 per unit or the closing trading price of common stock as of the last day of the performance period. We accrue compensation expense for the awards over the related service period. We recorded compensation expense of $201,000 and $143,000 for the years ended January 3, 2004 and December 28, 2002, respectively. In 2003, we paid a total of approximately $143,000 to the holders of the performance awards and issued a total of 14,272 shares of common stock to such holders for the 2002 performance period.

Directors’ Stock Option Plan

Under our Non-Employee Director Stock Option Plan (the Directors’ Plan), we may grant stock options for up to 180,000 shares of Common Stock to non-employee directors. In October 2001, the Committee made a one-time grant, to each eligible non-employee director of options to purchase 15,000 shares. Each non-employee director also receives automatic grants of options to purchase 10,000 shares as of the date of each annual meeting of shareholders. Each grant is at an exercise price equal to the market value on the date of grant. Under the option grant, 50% of the shares vest on the second anniversary of the grant date, 25% on the third anniversary and 25% on the fourth anniversary. All option grants are exercisable for a ten-year period. The remaining shares available for grant under the Directors’ Plan totaled 45,000 at January 3, 2004.

All Stock Option Plans

In 2003, 2002, and 2001, all exercise prices for options granted represent the estimated fair value of the Common Stock on the date of grant as determined by the Board of Directors. Stock option transactions during the three years ended January 3, 2004 were as follows:

	Successor			Predecessor
			Seven Months	Five Months
	Year Ended	Year Ended	Ended	Ended
	January 3, 2004	December 28, 2002	December 29, 2001	June 2, 2001
Options outstanding beginning of period	539,450	348,750	—	2,739,642
Options granted	50,000	223,600	348,750	—
Options cancelled	(91,250)	(32,900)	—	(2,739,642)

Options outstanding end of period	498,200	539,450	348,750	—

Options exercisable end of period	129,393	—	—	—

Weighted average option prices per share:
Granted	$0.760	$0.830	$0.400	$—
Cancelled	$0.400	$0.400	$—	$4.409

Outstanding at year end	$0.615	$0.580	$0.400	$—

Options exercisable end of period	$0.568	$—	$—	$—

No options were exercised in any of the periods presented.

The following table shows the options outstanding and the options exercisable with pertinent data related to each at January 3, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.40 - $0.40	224,600	7.81	$0.400	68,193	$0.400
$0.60 - $0.76	224,600	8.59	$0.746	58,200	$0.742
$1.00 - $1.00	9,000	8.64	$1.000	3,000	$1.000
$1.18 - $1.18	40,000	8.39	$1.180	0	$0.000

$0.40 - $1.18	498,200	8.22	$0.630	129,393	$0.568

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock, par value $1 per share, with such terms, characteristics and designations as may be determined by the Board of Directors. No such shares are issued and outstanding.

Shareholders’ Rights Plan

In January of 1997, our Board of Directors approved a Shareholders’ Rights Plan (the Rights Plan). The Rights Plan provides for the distribution of one Right for each outstanding share of our Common Stock held of record as of the close of business on January 27, 1997 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable. Each Right entitles the registered holder to purchase from us one one hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $0.01 per share, at a price of $40.00 (the Purchase Price), subject to adjustment. The Rights are not exercisable until ten calendar days after a person or group (an Acquiring Person) buys or announces a tender offer for 15% or more of our Common Stock, or if any person or group has acquired such an interest, the acquisition by that person or group of an additional 2% of our Common Stock. In the event the Rights become exercisable, then each Right will entitle the holder to receive that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security or securities of the Company) having a market value equal to the Purchase Price. If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), we are involved in a merger or other business combination where we are not the surviving corporation, or we sell 50% or more of our assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price. The Rights will expire on January 26, 2007, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by us in whole, but not in part, at a price of $0.001 per Right. In February 1998, our Board of Directors amended the Rights Plan effective March 1, 1998 to provide that Rights under this plan can be redeemed and certain amendments to this plan can be effected only with the approval of the Continuing Directors, which are defined in the Rights Plan as the current directors and any future directors that are approved or recommended by Continuing Directors.

We amended the Rights Plan in March 2004 in connection with the appointment of a new rights agent under the Rights Plan (see Note 18).

16.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly data for our fiscal years ended January 3, 2004 and December 28, 2002 is as follows (in thousands, exclusive of per share information):

	Quarter	Quarter	Quarter	Quarter
	Ending	Ending	Ending	Ending
Fiscal 2003	March 29	June 28	September 27	January 3
Total net revenue	$59,058	$58,267	$63,470	$62,554

Gross profit	$32,736	$31,746	$33,884	$34,076

Net earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	$(1,386)	$(2,506)	$355	$492

Income (loss) from discontinued operations	$(98)	$(215)	$7	$47

Cumulative effect of a change in accounting principle	$(564)	$—	$—	$—

Net earnings (loss)	$(2,048)	$(2,721)	$362	$539

Earnings (loss) per basic share:
Continuing operations	$(0.28)	$(0.50)	$0.07	$0.10
Discontinued operations	(0.02)	(0.04)	0.00	0.01
Cumulative effect of a change in accounting principle	(0.11)

Net earnings (loss) per basic share	$(0.41)	$(0.54)	$0.07	$0.11

Earnings (loss) per diluted share:
Continuing operations	$(0.28)	$(0.50)	$0.07	$0.09
Discontinued operations	(0.02)	(0.04)	0.00	0.01
Cumulative effect of a change in accounting principle	(0.11)

Net earnings (loss) per diluted share	$(0.41)	$(0.54)	$0.07	$0.10

	Quarter	Quarter	Quarter	Quarter
	Ending	Ending	Ending	Ending
Fiscal 2002	March 30	June 29	September 28	December 28
Total net revenue	$56,085	$56,166	$56,119	$55,827

Gross profit	$32,028	$31,372	$31,636	$28,462

Net loss before discontinued operations	$(1,878)	$(2,098)	$(1,159)	$(2,881)

Income from discontinued operations	$458	$543	$405	$406

Net loss	$(1,420)	$(1,555)	$(754)	$(2,475)

Earnings (loss) per basic and diluted share:
Continuing operations	$(0.38)	$(0.42)	$(0.23)	$(0.58)
Discontinued operations	0.10	0.11	0.08	0.07

Net loss per basic and diluted share	$(0.28)	$(0.31)	$(0.15)	$(0.51)

17. RELATED PARTY TRANSACTIONS

In 2003, 2002 and 2001, we made rent payments of approximately $80,000 per year for the St. Cloud laboratory/distribution facility, which is owned by Myrel Neumann, a former director of the Company. Mr. Neumann was a director of the Company through May 2002. Nelson Eye Associates, P.C., which is wholly owned by Dr. Marc Nelson, a current member of our Board of Directors, paid us approximately $300,000 in each of 2002 and 2003 for rent related to the sub-occupancy of ten retail optical locations which we own.

18. SUBSEQUENT EVENTS

From January 4, 2004 through March 1, 2004, we have closed ten Wal-Mart vision centers that had annualized sales of $4.8 million and store operating income of $0.5 million.

In February 2004, we authorized our trustee to make final distribution of our Senior Subordinated Notes under our plan of reorganization. In March 2004, we authorized our stock transfer agent to make final distribution of our common stock under our plan of reorganization. Distribution of the Notes and common stock is expected to occur during the second calendar quarter of 2004. At that time, all bankruptcy claims will be resolved and settled, and we would expect to receive the final dismissal order by the bankruptcy court.

In March 2004, we amended our Shareholder Rights Plan to, among other matters, provide that “Continuing Directors”, as defined in the Rights Plan, consist of the directors of the Company as of July 1, 2001 and any future directors that are approved or recommended by the Continuing Directors.

In the first quarter of 2004, we amended our credit facility with Fleet Capital Corporation to, among other matters, permit us to invest up to $500,000 in the home medical equipment business we are exploring.

SCHEDULE II

NATIONAL VISION, INC.
VALUATION AND QUALIFYING ACCOUNTS
January 3, 2004, December 28, 2002, and December 29, 2001

(In thousands)

		Additions
	Balance at Beginning	Charged to	Charged to		Balance at
Description	of Period	Cash and Expenses	Other Accounts	Deductions	End of Period
Predecessor:
Five months ended June 2, 2001
Allowance for uncollectible managed care accounts receivable	$4,340	$6,195	$—	$7,706	$2,829
Successor:
Seven months ended December 29, 2001
Allowance for uncollectible managed care accounts receivable	$2,829	$320	$—	$1,360	$1,789
Year ended December 28, 2002
Allowance for uncollectible managed care accounts receivable	$1,789	$50	$—	$983	$856
Year ended January 3, 2004
Allowance for uncollectible managed care accounts receivable	$856	$78	$89	$390	$633

S-1

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.
	By:	/s/ Reade Fahs
Reade Fahs
April 2, 2004		President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2004 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

By: /s/ Reade Fahs Reade Fahs	Chief Executive Officer and President

By: /s/ Paul A. Criscillis, Jr. Paul A. Criscillis, Jr.	Senior Vice President, Chief Financial Officer

By: /s/ S. Lynn Butler S. Lynn Butler	Vice President, Principal Accounting Officer

By: /s/ Robert Floum Robert Floum	Director

By: /s/ James W. Krause James W. Krause	Director

By: /s/ Marc B. Nelson Marc B. Nelson	Director

By: /s/ Jeffrey Snow Jeffrey Snow	Director

By: /s/ Peter T. Socha Peter T. Socha	Director