Form 10-Q
period 2004-04-03
NATIONAL VISION INC
filed 2004-05-18
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
April 3, 2004	Number 0-20001

NATIONAL VISION, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1910859
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

296 Grayson Highway
Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 822-3600

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

YES   ☑           NO   ☐

The number of shares of Common Stock of the registrant outstanding as of May 7, 2004 was 5,239,359.

 FORM 10-Q INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
April 3, 2004 and January 3, 2004
(In thousands)

	April 3, 2004 (unaudited)	January 3, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,091	$3,545
Accounts receivable
(net of allowance: 2004 - $678; 2003 - $769)	3,963	3,078
Inventories	16,774	17,387
Other current assets	1,331	1,278
Deferred income tax asset	7,630	7,305
Total current assets	38,789	32,593
PROPERTY AND EQUIPMENT:
Equipment	21,291	20,383
Furniture and fixtures	7,729	7,785
Leasehold improvements	6,575	6,556
Construction in progress	748	1,750
	36,343	36,474
Less accumulated depreciation	(23,684)	(22,855)
Net property and equipment	12,659	13,619

INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization: 2004 - $21,342;
2003 - $19,466)	91,403	93,279

OTHER ASSETS AND DEFERRED COSTS
(net of accumulated amortization: 2004 - $1,021
2003 - $ 964)	772	806

	$143,623	$140,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
April 3, 2004 and January 3, 2004
(In thousands except share information)

	April 3, 2004 (unaudited)	January 3, 2004
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,587	$3,506
Accrued expenses and other current liabilities	24,440	25,132
Current portion of long-term debt		545
Total current liabilities	29,027	29,183

DEFERRED INCOME TAX LIABILITY:	7,630	7,305

SENIOR SUBORDINATED NOTES	94,939	94,939

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock. $1 par value; 5,000,000 shares
authorized, none issued
Common stock $0.01 par value; 10,000,000 shares authorized,
5,239,359 and 5,243,047 shares issued and outstanding	52	52
at April 3, 2004, and January 3, 2004, respectively
Additional paid-in capital	25,138	25,129
Deferred stock compensation	(74)	(108)
Retained deficit	(12,841)	(15,932)
Accumulated other comprehensive loss	(248)	(271)

Total shareholders' equity	12,027	8,870

	$143,623	$140,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)
(Unaudited)

	Three months ended April 3, 2004	Three months ended March 29, 2003
Retail sales, net	$61,713	$55,591
Premium revenue	1,896	1,343
Other revenue	427	219

Total net revenue	64,036	57,153
Cost of goods sold	26,647	25,341

Gross profit	37,389	31,812
Selling, general & administrative expense	31,229	29,972

Operating income	6,160	1,840
Other expense, net	(2,871)	(3,305)

Earnings (loss) before taxes, discontinued operations and
cumulative effect of a change in accounting principle	3,289	(1,465)
Income tax expense	(185)

Net earnings (loss) before discontinued operations and
cumulative effect of a change in accounting principle	3,104	(1,465)

Discontinued operations:
Operating income (loss) from discontinued operations	(35)	28
Gain (loss) on disposal	22	(47)
Loss from discontinued operations	(13)	(19)

Earnings (loss) before cumulative effect of a change in
accounting principle	3,091	(1,484)
Cumulative effect of a change in accounting principle		(564)

Net earnings (loss)	$3,091	$(2,048)

Earnings (loss) per common share (See Note 5):

Basic	$0.61	$(0.41)

Diluted	$0.56	$(0.41)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months	Three months
	ended	ended
	April 3, 2004	March 29, 2003
OPERATING ACTIVITIES:
Net earnings (loss)	$3,091	$(2,048)
Adjustments to reconcile net earnings (loss) to
cash provided by (used in) operating activities:
Depreciation and amortization	3,540	4,086
Cumulative effect of a change in accounting principle		564
Loss on disposal of equipment	115
Other	53	(12)
Changes in operating assets & liabilities:
Accounts receivable	(885)	(842)
Inventories	613	(4,616)
Other current assets	(53)	188
Accounts payable	1,081	5,344
Accrued expenses and other current liabilities	(692)	(6,002)

Net cash provided by (used in) operating activities	6,863	(3,338)

INVESTING ACTIVITIES:
Proceeds from sale of equipment	98	60
Purchases of property & equipment	(861)	(823)

Net cash used in investing activities	(763)	(763)

FINANCING ACTIVITIES:
Advances on revolving credit facility	82	1,326
Payments on revolving credit facility	(82)	(323)
Payments of deferred financing costs	(9)
Repayments of Senior Subordinated Notes	(545)	(2,871)

Net cash used in financing activities	(554)	(1,868)

Net increase (decrease) in cash	5,546	(5,969)
Cash, beginning of period	3,545	9,020

Cash, end of period	$9,091	$3,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 3, 2004
(Unaudited)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Although we believe that the disclosures are adequate to make the information presented not misleading, we recommend that these interim condensed consolidated financial statements be read in conjunction with our most recent audited consolidated financial statements and notes thereto.  In our opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 1, 2005.

(2) SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies that we follow are set forth in Note 2 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2004.  The following is a summary of the more significant accounting policies influencing the first quarter of 2004.

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

In May 2003, we began to offer an extended warranty which provides for repair and replacement service during the first year after purchase.  Revenues from the sale of these extended warranty contracts are deferred and amortized over the life of the contract on a straight-line basis.

A reconciliation of the changes in deferred revenue from the sale of warranty contracts is as follows (in thousands):

Three months ended
April 3, 2004
Beginning balance	$2,680
Warranty contracts sold	1,978
Amortization of deferred revenue	(1,230)

Ending balance	$3,428

Premium revenue is earned from the sale of vision examination insurance.  Revenue from premiums is recognized over the life of the policy as the related services are rendered.

Cost of Goods Sold

We recognize cost of product sold to retail customers when the sales transaction is complete and revenue is recognized.  Periodically, we receive purchase discounts or reduced pricing on inventory purchases.  These reductions in the normal purchase price are accounted for in the weighted average cost of inventory.

Income Taxes

We currently record an income tax provision only to the extent that we expect to pay income taxes.

We emerged from a Chapter 11 bankruptcy reorganization proceeding on May 31, 2001.  Before, during and after the bankruptcy process, we incurred significant net operating losses (“NOL”) that result in tax loss carry-forwards.

Deferred income taxes are recorded using enacted tax rates in effect for the years in which temporary differences between financial statement and taxable operating results are expected to reverse. Deferred income taxes are provided for depreciation and amortization differences, inventory basis differences, certain accrued expenses and  allowances that are not yet deductible, and the expected future benefits of our NOL carry-forwards.

Under the methodology described in the preceding paragraph, our deferred tax computations have resulted in a net deferred tax asset because the expected future benefits of our NOL carry-forwards exceeds the net deferred tax liability associated with timing differences.  A valuation allowance has been recorded against this net deferred tax asset because it is not “more likely than not” that we will be able to realize these excess NOL carry-forwards to offset future taxes.

Our ability to utilize our NOL carry-forwards to offset the reversal of timing differences could be limited in the event of a greater than 50% change in our stock ownership, as defined by Section 382 of the Internal Revenue Code (the “Code”).  As of April 3, 2004, we estimate that the cumulative change in ownership of our stock, as defined by Section 382 of the Code, is approximately 40%.  This limitation could create a cap on the amount of net operating loss carry-forwards that would be deductible for each year going forward until the amount is depleted or the time limitation on these net operating loss carry-forwards expires. A limitation in or loss of our ability to utilize the net operating loss carry-forwards could result in a significant non-cash charge to write down the deferred income tax asset recorded with respect to the NOL carry-forwards.  Additionally, following such a change, we would begin making income tax payments on our taxable income in excess of the net operating loss carry-forward limitation amount.

At April 3, 2004, we had U.S. regular tax net operating loss carry-forwards of approximately $76 million that can reduce future federal income taxes. If not utilized, these carry-forwards will expire beginning in 2009. We have recorded a deferred income tax asset for these net operating loss carry-forwards of $28.9 million at April 3, 2004, before application of the valuation allowance totaling $3.7 million.

Accounting for Stock Options

We apply the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation”.  Stock Option awards continue to be accounted for in accordance with APB Opinion No. 25.  The number of shares to be issued and the per share strike price are not subject to uncertainty; accordingly our stock option grants qualify for fixed accounting treatment.  As a result, we do not record compensation expense in connection with the granting of these stock options.  (See Note 6 to the Condensed Consolidated Financial Statements.)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates and judgments, and incorporate any changes in such estimates and judgments into the accounting records underlying our consolidated financial statements.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

  (3)  DISCONTINUED OPERATIONS

During the first quarter of 2004, we closed 19 vision centers, 18 within Wal-Mart and one on a Military base.  Twelve closings were the result of lease expirations and the remaining seven were closed prior to the end of their lease term due to poor operating results and prospects.  Condensed information for these 2004 closed stores and the 54 stores closed in 2003 is presented below.  The net loss on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets.   Historical operating results for such closed vision centers are classified as discontinued operations and presented separately for all periods presented in the Condensed Consolidated Statements of Operations.

	Three Months Ended
	April 3, 2004	March 29, 2003

Total net sales	$1,298	$6,015
Operating income (loss)	$(35)	$28
Gain (loss) on disposal	$22	$(47)

(4)  SENIOR SUBORDINATED NOTES AND REVOLVING LINE OF CREDIT

The indenture (“Indenture”) governing our Senior Subordinated Notes provides for the payment of interest of 12% twice a year at the end of March and September.  Principal repayments (“Excess Cash Repayments”) are required semi-annually at the end of February and August based on excess cash flow (as defined) for the prior six-month periods, ended June and December.  The semi-annual principal repayments are limited to an amount that causes us to maintain a minimum pro forma cash balance of $3 million as of the measurement date.  Our cash balance at the most recent measurement date was $3,545,000, limiting our February 2004 principal repayment to $545,000.

The revolving credit facility with  Fleet Capital Corporation, (the “Fleet Facility”) bears interest at the prime rate plus 0.75% per annum or at LIBOR plus 3.0%.  Any borrowings made under this facility  are secured by substantially all of our assets.  The Fleet Facility contains various restrictive covenants and requires us to maintain minimum levels of EBITDA (as defined) and a minimum fixed charge coverage ratio (as defined) and limits the amount of our capital expenditures. We had no outstanding borrowings on our Fleet Facility at April 3, 2004.  Our availability under the Fleet Facility at April 3, 2004, after being reduced for letter of credit requirements, was approximately $5.3 million.

  (5)  EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the quarter.  Diluted earnings per common share are computed as basic earnings per common share adjusted for the effect of all potential common stock equivalent shares.  The computation of basic and diluted earnings per common share is summarized as follows (amounts in thousands except per share information):

	Three Months Ended
	April 3, 2004	March 29, 2003

Earnings (loss) from continuing operations	$3,104	$(1,465)
Loss from discontinued operations	(13)	(19)
Earnings (loss) before cumulative effect of change
in accounting principle	3,091	(1,484)
Cumulative effect of change in accounting principle		(564)
Net earnings (loss)	$3,091	$(2,048)

Weighted average shares outstanding for basic EPS	5,043	5,000
Net effect of dilutive stock options and restricted stock awards	492
Weighted average shares outstanding for diluted EPS	5,535	5,000

Net earnings (loss) per basic share:
Earnings (loss) from continuing operations	$0.61	$(0.29)
Loss from discontinued operations		(0.01)
Earnings (loss) before cumulative effect of change
in accounting principle	0.61	(0.30)
Cumulative effect of change in accounting principle		(0.11)
Net earnings (loss) per basic share	$0.61	$(0.41)

Net earnings (loss) per diluted share:
Earnings (loss) from continuing operations	$0.56	$(0.29)
Loss from discontinued operations		(0.01)
Earnings (loss) before cumulative effect of change
in accounting principle	0.56	(0.30)
Cumulative effect of change in accounting principle		(0.11)
Net earnings (loss) per diluted share	$0.56	$(0.41)

For the three months ended April 3, 2004, 22,000 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three months ended March 29, 2003, 616,000 stock options and unvested restricted shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

(6) ACCOUNTING FOR STOCK COMPENSATION / EQUITY TRANSACTIONS

We apply the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.  Stock option awards continue to be accounted for in accordance with APB Opinion No. 25.    Had compensation cost for the employee and non-employee director stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, our net earnings and earnings per share for the first quarter of 2004 and 2003 would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share information):

	Three Months Ended
	April 3, 2004	March 29, 2003

As reported:
Net earnings (loss)	$3,091	$(2,048)
Pro forma:
Compensation expense	22	17
Pro forma net earnings (loss)	$3,069	$(2,065)

Basic net earnings (loss) per share as reported:
Net earnings (loss) per basic share	$0.61	$(0.41)
Pro forma compensation expense per basic share
Pro forma net earnings (loss) per basic share	$0.61	$(0.41)

Diluted net earnings (loss) per share as reported:
Net earnings (loss) per basic share	$0.56	$(0.41)
Pro forma compensation expense per diluted share
Pro forma net earnings (loss) per diluted share	$0.56	$(0.41)

 On April 2, 2004, we issued 9,437 shares of common stock to certain members of management in accordance with our long-term incentive performance plan.  These shares are reflected in the Company’s total shares outstanding at April 3, 2004.

(7)  SUPPLEMENTAL DISCLOSURE INFORMATION

(i)     Supplemental Cash Flow Information (amounts in thousands):

	First Quarter
	2004	2003
Cash paid (received) for:
Interest	$5,772	$6,603
Income taxes	$193	$6

(ii)     Inventory balances, by classification, are summarized as follows (amounts in thousands):

	April 3, 2004	January 3, 2004

Raw materials and work-in-process	$9,860	$9,941
Finished goods	6,442	6,961
Supplies	472	485

	$16,774	$17,387

(iii)         Accrued Expenses and Other Current Liabilities

               Significant components of accrued expenses and other current liabilities are summarized as follows
               (amounts in thousands):

	Balance at	Balance at
	April 3, 2004	January 3, 2004

Accrued employee compensation and benefits	$6,974	$3,757
Provision for self-insured liabilities	$4,121	$3,785
Deferred revenue	$3,736	$2,965
Customer deposit liability	$2,970	$2,231
Accrued rent expense	$2,857	$5,612
Accrued interest expense	$88	$2,986

(iv)          Product Warranty Liability

The following table details the activity in our product warranty liabilities for the three months ended April 3, 2004 and March 29, 2003.  This represents our liability for certain product warranty services provided free of charge (amounts in thousands):

	Three Months Ended
	April 3, 2004	March 29, 2003

Beginning balance	$716	$1,120
Charged to expense	1,486	1,907
Claims paid	(1,582)	(1,907)
Ending balance	$620	$1,120

(8)  COMPREHENSIVE INCOME  (LOSS)

Comprehensive income (loss), which consists of net income and foreign currency translation adjustments, was income of approximately $3.1 million and a loss of approximately $2.1 million for the three months ended April 3, 2004 and March 29 2003, respectively.

(9)  SUBSEQUENT EVENTS

Since April 3, 2004, we have closed eight Wal-Mart vision centers and one vision center on a military base.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF RESULTS

Our primary source of revenue is from retail sales of eyeglasses, contact lenses and other optical merchandise in the vision centers we operate within host environments and on military bases.  We also 1) generate premium revenue from the sale of vision examination insurance in our California stores and 2) manufacture eyeglasses for an independent optical chain.  Commencing in 2004, we operate optometric examination offices in certain California Wal-Mart stores in which Wal-Mart operates a vision center.  The revenue from such operations was inconsequential in the 2004 first quarter.

During fiscal 2003, we closed 54 domestic vision centers that had reached the end of their contractual option period. During the first quarter of 2004, we closed a total of 19 domestic vision centers, comprised of:

-	Twelve locations that had reached the end of their contractual option period or original lease term and
-	Seven locations that were closed prior to the end of their maximum lease term due to poor operating results and prospects.

We expect to close 41 additional vision centers in the remainder of fiscal 2004 as a result of our election to close locations with poor operating prospects or as a result of the expiration of their lease terms.

We have chosen the following strategies to address the gradual closing of stores:

1)	Optimizing the profitability of our existing stores to maximize the time available to develop new sustainable growth vehicles,
2)	Reviewing and testing growth opportunities within optics, and
3)	Identifying and testing non-optics opportunities inside Wal-Mart.

We made significant changes in our optical business during 2003.  These changes have had a significant impact on the first quarter of 2004 and are discussed in further detail in the following sections.

RESULTS OF OPERATIONS

Our results of operations in any period are significantly affected by the number and mix of vision centers operating during such period.   Vision centers in operation were as follows:

	As of	As of
	April 3, 2004	March 29, 2003
Wal-Mart:
Domestic	341	386
Mexico	37	37
Fred Meyer	47	58
Military	26	23

Total	451	504

Vision centers currently
reported in continuing operations	451	446

THREE MONTHS ENDED APRIL 3, 2004(THE “FIRST QUARTER 2004”) COMPARED TO THREE MONTHS ENDED MARCH 29, 2003 (THE “FIRST QUARTER 2003”)

CONTINUING OPERATIONS

Total Net Revenue.  Total net revenue is comprised of retail sales, premium revenues and other revenues.  In the First Quarter 2004, total domestic comparable store sales were up 10.9% over the First Quarter 2003.  The following reconciliation shows the components of the change in retail sales (amounts in thousands):

	First Quarter	First Quarter
	2004	2003	% Change

Domestic comparable store sales	$60,276	$54,329	10.9%
Domestic - other (a)	265
Mexico	1,172	1,262	-7.1%
Total retail sales, net	$61,713	$55,591	11.0%

(a)	This category includes stores that were not operating during First Quarter 2003 and therefore were not part of the domestic comparable store sales calculation.

During the First Quarter 2004, we have continued to see the benefit of changes made during the course of 2003 to help drive domestic sales.  Although it is difficult to quantify the impact of each of these activities, we believe that the following factors had the most significant impact on our retail domestic comparable store sales increases of $5.9 million over the First Quarter 2003:

1.	In 2003, we implemented significant merchandising changes in every major category (frames, spectacle lenses and contact lenses) to modernize our collection and simplify the presentation for the customer. The most significant category changes affecting the First Quarter 2004 are as follows:
	a.	During the First Quarter of 2003, we updated our frame collection to modernize and simplify our presentation. As part of this process, we substantially reduced the number of frame vendors, consolidated price points, and enhanced the presentation of frames to make them more brand focused for the customer, and easier to manage for our associates. We fully benefited from this change in the First Quarter 2004 compared with only a portion of the First Quarter 2003.
	b.	During the first half of 2003, we aligned our contact lens selection with the products most frequently prescribed by our independent doctors. This favorably impacted our First Quarter 2004 contact lens sales, which are up approximately 15% over the First Quarter 2003.
	c.	During the First Quarter 2004, we increased the amount and selection of single-vision lenses stocked in the stores to allow more eyeglasses to be manufactured in the store and to improve delivery times for eyeglass customers.
2.	In 2003, we restructured our personnel scheduling at the store-level to provide for consistent coverage based on operating needs by sales volume levels. We now review personnel scheduling on an ongoing basis to ensure that our stores are most efficiently staffed to meet customer needs.
3.	We amended our incentive programs to increase potential participation by, and therefore the productivity of, our associates.

In May 2003, we began offering a twelve-month extended warranty plan in our Wal-Mart vision centers to provide for repair and replacement service during the first year after purchase.  Revenue recognized during the First Quarter 2004 was approximately $1.2 million.  Approximately 48% of our eyeglass transactions during the First Quarter 2004 included an extended warranty purchase.  We expect the increases in revenue due to warranty sales to have a continued favorable impact on the remainder of 2004, but to a lesser extent than in the First Quarter 2004.  This revenue is reflected within “Retail sales, net” in our Condensed Consolidated Statements of Operations.

The increase in premium revenue from the sale of vision examination insurance can be largely attributed to increased enrollments in our California health maintenance organization.  The HMO had approximately 160,500 enrollees (or participants) at the end of the First Quarter 2004 compared to approximately 80,600 at the end of the First Quarter 2003.

Also in 2003, we began manufacturing eyeglasses for certain third-party vision centers.  Total revenue from this line of business was approximately $216,000 greater in the First Quarter 2004 than in the First Quarter 2003, accounting for the increase in “Other revenue.”

Gross Profit.  In the First Quarter 2004, gross profit dollars increased over gross profit dollars in the First Quarter 2003.  The components of sales and gross profit for these periods are detailed below (dollars in thousands):

	First Quarter 2004		First Quarter 2003

Retail sales, net	$61,713	100.0%	$55,591	100.0%
Retail cost of goods sold	24,779	40.2%	23,987	43.1%
Retail gross profit	$36,934	59.8%	$31,604	56.9%

Premium revenue and other revenue	$2,323	100.0%	$1,562	100.0%
Other cost of sales	1,868	80.4%	1,354	86.7%

Other gross profit	$455	19.6%	$208	13.3%

Total net revenue	$64,036	100.0%	$57,153	100.0%
Total cost of goods sold	26,647	41.6%	25,341	44.3%

Total gross profit	$37,389	58.4%	$31,812	55.7%

The change in retail gross profit margin is driven by three primary areas:

-	Revenue recognized from deferred warranties of $1.2 million increased margins as a percentage of sales by approximately 0.6% in the First Quarter 2004.
-	Fred Meyer locations experienced a decrease in rent (which is a component of Cost of Goods Sold) due to the revision in the lease agreement that became effective in January 2004. This resulted in savings of approximately $280,000 during the First Quarter 2004 and favorably impacted the gross margin percentage by approximately 0.5%.
-	The remaining 2004 improvement in gross profit margin percentage is the result of an increase in eyeglass margins due to our change in lens offering. In the second half of 2003, we began testing different lens offerings to improve eyeglass profit margins and simplify customer presentation. We have substantially completed the first phase of our lens test, but expect this process to continue throughout 2004. We have seen an improvement in eyeglass margin percentage of approximately 0.3% in the First Quarter 2004. We believe this is largely the result of the change in lens offering implemented in the fourth quarter of 2003 and expect this to continue.

Other gross profit represents 1) the premium revenue less claims expenses for a managed care insurance product that we began selling in the Wal-Mart California vision centers during 2002 and 2) the gross profit on eyeglass manufacturing for a small independent optical chain.

Selling, General, And Administrative Expense (“SG&A expense”).  SG&A expense includes both store operating expenses and home office overhead and is shown below (dollars in thousands):

	First Quarter
	2004	2003

Selling, general and administrative expense	$31,229	$29,972

As a percent of total net revenue	48.8%	52.4%

Sales increases in the First Quarter 2004 resulted in a reduction of SG&A expense as a percent of sales.  Significant factors influencing changes in these expenses are discussed below.

1.	Vision center employee and field supervision costs (“Payroll”) comprised approximately 55% of our selling, general and administrative expense for the First Quarter 2004 and 2003.
Payroll remained consistent in dollars for the First Quarter 2003 and the First Quarter 2004. However, due to the considerable increase in sales in the First Quarter 2004, these costs improved, as a percentage of sales, by approximately 3.0 points over the First Quarter 2003. We believe that the strong sales improvement in the First Quarter 2004, coupled with the consistency of Payroll during the First Quarter 2004 and the First Quarter 2003, is evidence that our new personnel scheduling and incentive programs are working effectively to increase sales and properly manage the employee costs of meeting customer needs.
2.	Depreciation and amortization costs within SG&A expense decreased approximately $600,000 in the First Quarter 2004 due to leasehold improvements and equipment at some stores becoming fully depreciated. We expect this year-over-year decline in depreciation expense to continue.
3.	Retail support center costs, exclusive of depreciation and amortization expense, were approximately 20% of SG&A expense in the First Quarter 2004 and 2003. Significant changes in this area include the following:

  Due to the significant earnings improvement in the First Quarter 2004, accruals for corporate incentive programs increased by approximately $2.3 million in the First Quarter 2004 compared to the First Quarter 2003.

  In the First Quarter 2003, we held a national sales meeting to introduce the sales, merchandise, and personnel changes that were made during the course of 2003. We did not conduct a similar meeting during the First Quarter 2004, thereby saving approximately $350,000.

  In the First Quarter 2003, we incurred incremental professional fees associated with the re-issuance of the 2001 financial statements totaling approximately $300,000. This resulted in a comparative improvement in these costs in the First Quarter 2004.

Other expense, net. Other expense consists of interest expense, purchase discounts on invoice payments, the amortization of finance fees, as well as interest income and other financing costs. Other expense declined by approximately $434,000 primarily due to the decrease in interest expense on the Senior Subordinated Notes (the “Notes”). The weighted average outstanding Notes balance for the First Quarter 2004 was $95.3 million, compared with $108.8 million for the First Quarter 2003.

Discontinued Operations.  During the First Quarter 2004, we closed 19 vision centers.  Twelve closings were the result of   lease expirations.  The remaining seven closures were under-performing vision centers in Wal-Mart that were closed prior to their scheduled lease expiration.  In addition, during 2003, we closed 54 vision centers.    The net loss on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets.   Historical operating results for these closed vision centers have been reclassified as discontinued operations and presented separately for all periods presented in the accompanying Condensed Consolidated Statements of Operations. Condensed information for these closed stores is presented below (dollars in thousands):

	First Quarter
	2004	2003

Total net sales	$1,298	$6,015
Operating income (loss)	$(35)	$28
Gain (loss) on disposal	$22	$(47)

Cumulative Effect of a Change in Accounting Principle.We adopted Emerging Issues Task Force Issue No. 02 - 16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”) at the beginning of 2003. This Issue addresses the method by which retailers account for vendor allowances. As a result of the adoption of EITF 02-16, certain vendor allowances, which formerly were treated as a reduction in advertising costs, are presented as a reduction of inventory cost and subsequently as a component of cost of goods sold. On the first day of fiscal 2003, we recorded additional expense of $564,000 as the cumulative effect for this change in accounting principle. This amount reflects the portion of vendor allowances that would have reduced inventory costs had this new accounting pronouncement been in effect at the end of 2002.

Use of Non-GAAP Financial Measures

We refer to EBITDA in this document.  EBITDA is calculated as net earnings before interest, taxes, depreciation amortization, cumulative effect of a change in accounting principle, non-cash items, and reorganization items as defined in the terms of our Senior Subordinated Notes Indenture (“the Indenture”).  We refer to EBITDA because:

  it is the basis for the calculation of the excess cash flow principal repayment under our Indenture; and
  it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

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

The following is a reconciliation of net earnings to EBITDA:

	First Quarter
	2004	2003
Net earnings (loss)	$3,091	$(2,048)
Adjustments to net earnings (loss):
Interest expense, net	2,871	3,305
Income tax expense	185
Cumulative effect of a change in accounting principle		564
Depreciation and amortization	3,540	4,086

EBITDA	$9,687	$5,907

SUMMARY OF LEASE AGREEMENTS

We have agreements governing our operations in host environments.  Typically, each agreement is for a base term, followed by an option to renew for a specified length of time.  The agreements provide for payments of minimum and percentage rent, and also contain other customary leasing provisions.

Domestic Wal-Mart Vision Centers

Our agreement with Wal-Mart gave us the right to open 400 vision centers, the last of which opened in 2001.  This agreement also provides that, if Wal-Mart relocates our vision center for any reason, including converting its own store to a supercenter, the term of our lease begins again.  During the First Quarter 2004, four locations were relocated, effectively renewing these leases.  As of April 3, 2004, 117 of our vision centers are located in Wal-Mart supercenters, and we believe that 13 of our vision centers are located in Wal-Mart stores that could be converted to supercenters without requiring a relocation of our vision center (thus not extending our lease expiration dates).  Accordingly, we believe that we have 211 vision centers within Wal-Mart stores for which our lease term could be extended if Wal-Mart converts the store location to a supercenter while we are still operating a vision center in the store.  During the balance of 2004, we expect an additional 10 to 16 lease extensions as a result of supercenter conversions.  Historically, such lease extensions have added nearly ten years to our lease term.   We have received no estimates from Wal-Mart as to how many of their locations will ultimately be converted.

On a frequent basis, we monitor the number of vision centers along with total lease months remaining under the Wal-Mart Master License Agreement.  Our measurement of lease months assumes that we exercise all available renewal options, exclusive of known and expected renewals, and that supercenter conversions currently scheduled will trigger new vision center leases.  The remaining lease months may be affected by the conversion of the host store to a supercenter.  Additionally, the remaining lease months may be affected by our decision on exercising lease renewal options.  Total remaining lease months in March 2004 were approximately 20,819 compared to approximately 22,605 in December 2003.

In 2004, 58 leases for vision centers within Wal-Mart are expected to close over the course of the year; 18 in the first quarter, 13 in the second quarter, 17 in the third quarter, and 10 in the fourth quarter. In 2003, these stores in the aggregate represented annualized sales of approximately $31.0 million and annualized store-level operating income of approximately $4.0 million. Store-level operating income excludes corporate overhead and other costs not specifically attributable to individual stores. Of the 58 Wal-Mart leases expected to close in 2004, we have elected to close 13 locations prior to the end of their term due to store level operating losses. Seven of these locations were closed in the first quarter and the remaining six will be closed in the second quarter.  The 13 leases had an average of 65 months remaining, assuming all options were exercised.

As of May 7, 2004, we have closed 26 Wal-Mart vision centers and two vision centers on military bases in fiscal 2004.  We have experienced sales declines of approximately 25% in the final month of operations for stores that are closing.  We also have incurred store-closing costs, including severance, between $4,000 and $10,000 per vision center.

As of April 3, 2004, we had 125 vision centers that were operating in the three-year extension period of the Wal-Mart lease.  We exercised our option to renew the leases for the three-year extension period for 14 Wal-Mart vision centers during the First Quarter 2004.  The base term for 38 vision centers expires in the last nine months of 2004.  At this time, we have elected to close four of these locations at the end of the original nine-year lease.  We expect to exercise the renewal option for many of our leases.  These decisions will be based on various factors, including sales levels, anticipated future profitability, increased rental fees in the option period and market share.

Other Vision Centers

In July 2003, we amended our agreement with Fred Meyer. Our new agreement provides an extension of the original lease term from December 31, 2003 to December 31, 2006 and eliminates the five-year option to extend the agreement. The amendment also revises the rent structure, beginning in 2004, to better align rent obligations with individual store performance. Beginning in 2004, we expect to realize rent cost savings on an annualized basis of approximately $1 million, based on sales levels in 2003. Changes in these sales could have an impact on anticipated rent reductions.

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

As of April 3, 2004, four of our vision centers in Mexico are operating beyond the original lease term, on a “month-to month” basis. We have entered into negotiations with Wal-Mart de Mexico to amend our existing lease agreement to allow Wal-Mart de Mexico to perform their own vision center tests for a limited time. Should these negotiations be unsuccessful, we would likely close the four locations which are operating beyond the original lease term, close three underperfoming locations and continue to operate the remaining locations until such time that their leases expire.

The following table sets forth the number of our vision center leases that expire each year, assuming that we exercise all available options to extend the terms of the leases, excluding four such options we have declined or expect to decline to renew as of May 7, 2004.  This table reflects only the 10 future Wal-Mart superstore conversions, which are scheduled at this time.

Leases Expiring in Fiscal Year

									2010
									AND
Host Company	2002	2003	2004	2005	2006	2007	2008	2009	THEREAFTER

Wal-Mart
Domestic	1	40	58	36	40	42	28	39	116
Mexico	0	0	12	3	5	8	0	0	9
Military	0	2	4	8	7	2	4	0	2
Fred Meyer	0	12	0	0	0	47	0	0	0

Totals	1	54	74	47	52	99	32	39	127

We meet with representatives of our host companies on a regular basis and periodically discuss proposed amendments to our master license agreements, as well as expansion opportunities.  We can provide no assurances that we will enter into favorable amendments to these agreements or that we will have any opportunities to expand our operations within any of our current host environments.

We have reached an agreement with Wal-Mart pursuant to which we could potentially operate one or more vision centers in Oklahoma. We expect in the near term to institute litigation in Oklahoma seeking a declaratory judgment that we may, consistent with Oklahoma law, open and operate vision centers inside Wal-Mart stores in that state. Oklahoma law has been interpreted by state officials to prohibit the operation of retail vision centers in connection with a host environment such as Wal-Mart. We believe that we have developed a business model that complies with applicable legal requirements. We have determined that, before we open and operate any vision centers pursuant to this agreement, we will seek a judgment of an Oklahoma court approving our proposed business model.  We believe that Wal-Mart currently operates approximately 80 stores in Oklahoma.

We cannot predict how long any such litigation, including potential appeals, may take.  Fees and related expenses associated with the litigation could be material. Although we believe that our proposed business model complies with applicable legal requirements, there can be no assurances that we will obtain a favorable declaratory judgment. In addition, the terms of our arrangement with Wal-Mart are subject to change. Even if we succeed in obtaining a favorable judgment, there can be no assurances as to the number of locations we could open and operate in Oklahoma or as to their profitability.  The regulatory climate in the state could also make it more difficult for us to recruit opticians and to find independent optometrists willing to locate their practices near our retail locations.

LIQUIDITY AND CAPITAL RESOURCES

Since January 3, 2004, our operations have generated cash flow in amounts sufficient to fund operating and interest expense, capital expenditures of $861,000 and a mandatory principal redemption of $545,000.  We maintain a revolving credit line with Fleet Capital Corporation (the “Fleet Facility”), but have generally made borrowings under the credit line for only brief periods of time, typically near the end of our fiscal first quarter when several large periodic payments are made.  Strong First Quarter 2004 operating results made such borrowings unnecessary in the current year.

At April 3, 2004, we had no outstanding borrowings under our Fleet Facility and unused availability of $5.3 million, net of letter of credit requirements.  As of May 7, 2004, we had no outstanding borrowings under our Fleet Facility and our unused availability was approximately $5.4 million.  We believe that cash generated from operations will be sufficient to satisfy our cash requirements throughout 2004.  We intend to use available cash for our ongoing operations, repurchase of Notes and the repayment of principal and interest on our outstanding debt.

In May 2004, our Board of Directors authorized management to expend up to $12 million to repurchase our Senior Subordinated Notes subject our compliance with the covenants contained in the Fleet Facility.  Previously, certain holders of our Notes objected to our repurchase of Notes outside of the redemption procedures provided in the Indenture.  We believe that we have the legal right to continue to repurchase Notes in this manner.

During the First Quarter 2004, we made a mandatory principal redemption payment of $545,000 on February 28, 2004 to the trustee for Note holders of record on February 13, 2004.  These redemptions are based on the requirements of the indenture and are made at 100% of par.  Each principal redemption payment is based on the results for the six-month period ending in June or December, respectively.  In addition, we made an interest payment of approximately $5.7 million from existing cash balances on March 31, 2004.

The Company’s capital expenditures have historically been for store openings, relocations and remodeling, and lensmaking and other optometric equipment.  During the First Quarter of 2004, we have opened two Military stores and relocated four vision centers within Wal-Mart.  We expect to open up to six locations in 2004 and to relocate between 15 and 20 vision centers within Wal-Mart.  These store openings and relocations are subject to change depending upon construction schedules and other constraints.  For each new center, we expect to spend between $40,000 and $60,000 for fixed assets and up to $15,000 for inventory.

In May 2003, we began offering a twelve month extended warranty plan in our Wal-Mart vision centers to provide for repair and replacement service during the first year after purchase.  The new warranty plan has gained considerable consumer acceptance, and we now sell warranties with approximately 48% of all eyeglass transactions.  This revenue is deferred over the life of the warranty.  Our deferred warranty revenue at April 3, 2004 was approximately $3.4 million.  In the First Quarter 2004, we received approximately $2.0 million in cash from the sale of warranties.

Our ability to utilize tax net operating loss (“NOL”) carry-forwards to reduce or eliminate our obligation to pay income taxes on our taxable income has had a significant impact on our liquidity.  The use of NOL carry-forwards may become increasingly important to our liquidity if we continue to record operating earnings in future periods.  Our ability to utilize our NOL carry-forwards could be limited in the event of a greater than 50% change in our stock ownership, as defined by Section 382 of the Internal Revenue Code (the “Code”).  This limitation could create a cap on the amount of net operating loss carry-forwards that would be deductible for each year going forward until the amount is depleted or the time limitation on these net operating loss carry-forwards expires.  As of April 3, 2004, we estimate that the cumulative change in ownership of our stock, as defined by Section 382 of the Code, is approximately 40%.  Additional changes in the ownership of our common stock, resulting in a greater than 50% change in our stock ownership, could reduce our ability to utilize these tax losses as described above.  See “Critical Accounting Policies and Estimates – Accounting for Income Taxes.”

As of May 7, 2004, we have opened two home medical equipment centers inside Wal-Mart stores.  As with all of our test concepts, we plan to prudently invest in this new idea until we prove that this concept has the consumer acceptance needed to become our next growth vehicle.  As of May 7, 2004, we have invested approximately  $90,000 in fixed assets and inventory in our first two test locations.  Other new business concepts that we might pursue could require substantial investments, but none of these efforts are advanced enough at this time to predict what such expenditures might be.

FUTURE COMMITMENTS

As of April 3, 2004, we had no capital lease obligations or other long-term debt liabilities except for our Senior Subordinated Notes.  The table below sets forth our contractual obligations (amounts in thousands):

			Payments due by fiscal year
	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt	$545					$94,939	$95,484
obligations (a)
Operating lease	$25,117	$20,591	$14,975	$7,876	$4,505	$7,451	$80,515
obligations (b)
Purchase	$567	$69					$636
obligations (c)

(a)	Our senior subordinated debt agreement provides for semi-annual principal repayments based on the results of operations for the six-month periods ended in June and December. The timing of future principal repayments is contingent upon future results. The amount presented in 2004 represents the payment that was made on February 27, 2004. The remaining balance of the Senior Subordinated Notes is presented as due upon maturity in 2009, because the amount of additional semi-annual principal repayments is not known at this time.
(b)	Our operating lease obligations represent minimum rent payments under our Wal-Mart, Fred Meyer and various military agreements as well as miscellaneous operating equipment leases. The amount presented for 2004 is an annual amount and includes $6.3 million of operating lease obligations that were expensed during the First Quarter 2004, a portion of which will be paid as minimum rent to Wal-Mart in March 2005.
(c)	Our purchase obligations represent minimum purchase requirements for local phone and certain other data services including polling and internet capability. The amount presented for 2004 is an annual amount and includes $286,000 of purchase obligations that were paid in the First Quarter 2004.

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

We currently sell separately priced extended warranty contracts, generally with terms of twelve months.  Revenues from the sale of our current contracts are deferred and amortized over the life of the contract on a straight-line basis.  The costs to service the warranty claims are expensed as incurred.  These warranty contracts currently generate a positive profit margin.  However, if the utilization rates of these warranties increased significantly, the repair and replacement expense could exceed the sales price of these warranties.  If that became the case, we would record a future liability for anticipated warranty claims at the time of sale, instead of expensing the warranty claims as incurred.

Premium revenue is earned from vision examination insurance.  Revenue from premiums is recognized over the life of the policy, generally twelve months, as the related services are rendered.

We must make estimates of potential returns and replacements of all or part of the eyewear sold to a customer.  We analyze historical remake and warranty activity, and consider current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our estimate of these costs.  If management made different judgments or utilized different estimates, this would likely result in differences in the amount and timing of revenue and related costs for any period.

Allowance for Uncollectible Managed Care Receivables

Managed care accounts receivable are recorded net of contractual allowances and reduced by an allowance for amounts that may become uncollectible in the future. A significant portion of our receivables is due from health care plans or third-party administrators located throughout the United States.  Approximately 11% of our net sales relate to products sold to customers that ultimately will be funded in full or in part through private insurance plans, third party insurance administration programs or government reimbursement programs such as Medicare and Medicaid.  Any failure on our part to accurately and timely file for reimbursement with these programs can have an adverse effect on our collection results which, in turn, will have an adverse effect on liquidity and profitability.

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

We conduct physical inventory counts for all of our store locations at least twice per year and adjust our records to reflect the actual inventory counts.  Cycle counts are performed weekly for inventory in our distribution centers and laboratory facilities, and all inventory in our distribution centers and laboratory facilities is counted near the end of the fiscal year.  As all locations are not counted as of our reporting dates, we provide a reserve for inventory shrinkage based principally on historical inventory shrinkage experience.

Valuation of Long-Lived and Intangible Assets

Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of our adoption of fresh start accounting in May 2001.  This intangible asset, which has a value of $91.4 million at April 3, 2004, represents the value of our lease agreement with Wal-Mart and the business relationship therein created.  In accordance with SFAS No. 142, this intangible is an amortizable asset because it has a finite useful life.  However, the precise length of its life is not known due primarily to the Wal-Mart supercenter conversions that automatically trigger extensions on the contractual life of the asset.  Based on projections made at the time “fresh start” accounting was adopted, our best estimate of the useful life of this asset was fifteen years.  At April 3, 2004, the remaining life of this asset is 12 years and 2 months.  Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.

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

Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  Based on our review of our intangible and long-lived assets as of April 3, 2004, no impairment was determined to exist.

Accounting For Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as equipment depreciation and amortization of our intangible asset, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We emerged from a Chapter 11 bankruptcy reorganization proceeding on May 31, 2001.  Before, during and after the bankruptcy process, we incurred significant net operating losses (“NOL”) that result in tax loss carry-forwards.  We also recognize a deferred tax asset for the future tax benefit of these NOL carry-forward credits.

Deferred income taxes are recorded using enacted tax rates in effect for the years in which temporary differences between financial statement and taxable operating results are expected to reverse. Deferred income taxes are provided for depreciation and amortization differences, inventory basis differences, certain accrued expenses and allowances that are not yet deductible, and the expected future benefits of our NOL carry-forwards.

Under the methodology described in the preceding paragraph, our deferred tax computations have resulted in a net deferred tax asset because the expected future benefits of our NOL carry-forwards exceeds the net deferred tax liability associated with timing differences.

Because we have a net deferred tax asset, we must assess the likelihood that this net deferred tax asset will be recovered against future taxable income.  To the extent we believe that recovery is not likely, we must establish a valuation allowance.  A valuation allowance has been recorded against our net deferred tax asset because it is not “more likely than not” that we will be able to realize NOL carry-forwards that exceed the future reversal of timing differences.

Our ability to utilize our NOL carry-forwards to offset the reversal of timing differences could be limited in the event of a greater than 50% change in our stock ownership, as defined by Section 382 of the Internal Revenue Code (the “Code”).  As of April 3, 2004, we estimate that the cumulative change in ownership of our stock, as defined by Section 382 of the Code, is approximately 40%.  This limitation could create a cap on the amount of net operating loss carry-forwards that would be deductible for each year going forward until the amount is depleted or the time limitation on these net operating loss carry-forwards expires. A limitation in or loss of our ability to utilize the net operating loss carry-forwards could result in a significant non-cash charge to write down the deferred income tax asset recorded with respect to the NOL carry-forwards.  Additionally, following such a change, we would begin making income tax payments on our taxable income in excess of the net operating loss carry-forward limitation amount.

At April 3, 2004, we had U.S. regular tax net operating loss carry-forwards of approximately $76 million that can reduce future federal income taxes. If not utilized, these carry-forwards will expire beginning in 2009. We have recorded a deferred income tax asset for these net operating loss carry-forwards of $28.9 million at April 3, 2004, before application of the valuation allowance totaling $3.7 million.

Self-Insurance Accruals

We self-insure estimated costs associated with workers' compensation claims and group medical liabilities, up to certain limits.  Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported.   Trends in actual experience are a significant factor in the determination of such reserves.  We believe our estimated reserves for such claims are adequate, however actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

Other Accounting Policies

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles.

RISK FACTORS

Any expectations, beliefs and other non-historical statements contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements represent our expectations or belief concerning future events, including the following:  any statements regarding future sales levels, any statements regarding the continuation of historical trends, any statements regarding our liquidity and any statements regarding tax losses.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.  With respect to such forward-looking statements and others that may be made by, or on behalf of, the Company, the factors described as “Risk Factors” in our Report on Form 10-K, filed on April 2, 2004, could materially affect our actual results.

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

INTEREST RATE RISK

We borrow under our credit facility at variable interest rates.  We therefore incur the risk of increased interest costs if interest rates rise.  At April 3, 2004, we had no outstanding borrowings under our credit facility.  Our interest cost under our Senior Notes is fixed at 12% through the expiration date in 2009.

FOREIGN CURRENCY RISK

Our division in Mexico operates in a functional currency other than the U.S. dollar.  The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders' equity.  Such translation resulted in an unrealized gain of approximately $23,000 and an unrealized loss of approximately $73,000 for the three months ended April 3, 2004 and March 29, 2003, respectively.   Historically, we have not attempted to hedge this equity risk.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the fiscal quarter covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer,  the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of such fiscal quarter.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  During the fiscal quarter covered by this Form 10-Q, there has not been any change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 5.  OTHER INFORMATION

SUBSEQUENT EVENTS

Since April 3, 2004, we have closed 8 Wal-Mart vision centers and one vision center on a military base.

On April 30, 2004, we opened our first Home Medical Equipment (“HME”) store inside Wal-Mart, in Hazelton, Pennsylvania.  On May 6, 2004, we opened our second HME store inside Wal-Mart in Murfreesboro, Tennessee.  These stores represent our initial test of a new business line.  We do not have leases with Wal-Mart for any additional HME locations at this time.

In May 2004, our Board of Directors engaged a financial advisor to review our strategic alternatives, which may include possible recapitalization or refinancing of our debt, or sale of the Company or a controlling interest in the Company.  Any such sale of the Company could possibly include equity participation by current members of senior management.  There is no assurance that a transaction will be effected or even pursued by the Company.

Also, in May 2004, our Board of Directors authorized management to repurchase up to $12 million of our Senior Subordinated Notes subject to the availability of cash and compliance with the covenants of the Fleet Facility.  Previously, certain holders of our Notes objected to our repurchase of Notes outside of the procedures provided in the Indenture.  We believe that we have the legal right to continue to repurchase Notes in this manner.

We have reached an agreement with Wal-Mart pursuant to which we could potentially operate one or more vision centers in Oklahoma. We expect in the near term to institute litigation in Oklahoma seeking a declaratory judgment that we may, consistent with Oklahoma law, open and operate vision centers inside Wal-Mart stores in that state. Oklahoma law has been interpreted by state officials to prohibit the operation of retail vision centers in connection with a host environment such as Wal-Mart. We believe that we have developed a business model that complies with applicable legal requirements. We have determined that, before we open and operate any vision centers pursuant to this agreement, we will seek a judgment of an Oklahoma court approving our proposed business model.  We believe that Wal-Mart currently operates approximately 80 stores in Oklahoma.

DISTRIBUTIONS FROM DISPUTED CLAIMS RESERVE

The following information is provided for holders of claims under our 2001 reorganization proceeding.

We reorganized and emerged from Chapter 11 in May 2001, and began settling claims in accordance with the terms of our Reorganization Plan.  A Disputed Claims Reserve was created and Notes and Common Stock were deposited therein.  All such Notes and Common Stock would have otherwise been distributable to claimants but for the establishment of the Disputed Claims Reserve.

Over the course of the next year and a half, we continued to settle claims and issue Notes and Common Stock from the Disputed Claims Reserve.  The final claims were settled in November 2003.

Following settlement of the final claims, Notes with a face value of $13,318,000 and 567,778 shares of Common Stock remained to be distributed to all claimants in proportion to the Notes and Common Stock each had previously received.

Additional shares of Common Stock were distributed to claimants on April 19, 2004.  Each claimant received approximately 0.128 shares of Common Stock, rounded to the nearest whole share, for each share previously received.  Claimants whose shares were originally distributed to a brokerage account received or will receive these shares in the same manner; other claimants received stock certificates directly from our stock transfer agent.

We provided U.S. Bank National Association, the Note escrow agent, with distribution instructions on February 18, 2004.  U.S. Bank National Association has begun processing the final distribution, which should be completed near the end of May 2004.  Such distributions, when made, will include Notes plus cash representing cumulative interest and mandatory redemption payments since original issuance of the Notes on May 31, 2001.  Each claimant will receive approximately 0.125 Notes, rounded to the nearest whole Note, for each Note previously received.  Additionally, a cash payment of $447.50 will be distributed with each new Note issued.  Each Note has a face value of $1,000 and, based on our computations, a current par value of $876.05.  This reduced par value reflects mandatory redemption payments that have been made through February 28, 2004.  Claimants whose Notes were originally distributed to a brokerage account will receive the Notes and associated cash in the same manner; other claimants will receive Notes and cash directly from the escrow agent.

The issuance of these Notes and Common Stock, including amounts held in the Disputed Claims Reserve, was recorded in our financial statements when we emerged from bankruptcy, and all Note interest and redemption payments have been based upon the full amounts issued and/or distributable.  As a result, none of these final distributions will affect our financial condition or results of operations, neither historically nor prospectively.

PART II
OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	The following exhibits are filed herewith or incorporated by reference:

	Agreement of Substitution and Third Amendment dated as of March 5, 2004, by and between National Vision, Inc. and American Stock Transfer & Trust Company, a New York banking corporation, incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 23, 2004	4.12

	Agreement for Release and Settlement dated as of January 6, 2004 between Angus C. Morrison and the Company	10.22

	Fourth Amendment to Loan and Security Agreement dated as of April 1, 2004 between the Company and Fleet Capital Corporation	10.23

	Certifications of Chief Executive Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	31.1

	Certification of Chief Financial Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.	31.2

	Certification of Chief Executive Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.	32.1

	Certification of Chief Financial Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.	32.2

(b)	Reports on Form 8-K.

                          The following reports on Form 8-K have been filed during the quarter for which this report is filed:

Date of Report	Item Reported	Financial Statement Filed

January 9, 2004	Item 5	None.
January 20, 2004	Item 5	None.
March 5, 2004	Item 5 and	None.
Item 7
April 2, 2004	Item 12	None.

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By: /s/ Paul A. Criscillis, Jr.
Paul A. Criscillis, Jr.
Senior Vice President
Chief Financial Officer

May 18, 2004