Form 10-Q
period 2004-07-03
NATIONAL VISION INC
filed 2004-08-17
CIK 868263

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
July 3, 2004	Number 0-20001

NATIONAL VISION, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1910859
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

296 Grayson Highway
Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 822-3600

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

YES   ☑           NO   ☐

The number of shares of Common Stock of the registrant outstanding as of August 2, 2004 was 5,343,879.

FORM 10-Q INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
July 3, 2004 and January 3, 2004
(in thousands)

	July 3, 2004
	(unaudited)	January 3, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,006	$3,545
Accounts receivable
(net of allowance: 2004 - $554; 2003 - $769)	3,274	3,078
Inventories	15,781	17,387
Other current assets	1,441	1,278
Deferred income tax asset	8,031	7,305

Total current assets	33,533	32,593

PROPERTY AND EQUIPMENT:
Equipment	22,277	20,383
Furniture and fixtures	7,927	7,785
Leasehold improvements	6,628	6,556
Construction in progress	677	1,750
	37,509	36,474
Less accumulated depreciation	(25,363)	(22,855)

Net property and equipment	12,146	13,619

INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization: 2004 - $23,220;
2003 - $19,466)	89,525	93,279

OTHER ASSETS AND DEFERRED COSTS
(net of accumulated amortization: 2004 - $1,077;
2003 - $964)	724	806

	$135,928	$140,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
July 3, 2004 and January 3, 2004
(in thousands except share information)

	July 3, 2004
	(unaudited)	January 3, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,286	$3,506
Accrued expenses and other current liabilities	27,012	25,132
Senior Subordinated Notes - current portion	2,006	545

Total current liabilities	32,304	29,183

DEFERRED INCOME TAX LIABILITY	8,031	7,305

SENIOR SUBORDINATED NOTES	78,816	94,939

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 5,000,000 shares
authorized, none issued
Common stock, $0.01 par value; 10,000,000 shares authorized,
5,347,341 and 5,243,047 shares issued and outstanding
at July 3, 2004 and January 3, 2004, respectively	53	52
Additional paid-in capital	25,385	25,129
Deferred stock compensation	(300)	(108)
Retained deficit	(8,063)	(15,932)
Accumulated other comprehensive loss	(298)	(271)

Total shareholders' equity	16,777	8,870

	$135,928	$140,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Retail sales, net	$59,049	$53,047	$119,276	$107,223
Premium revenue	1,824	1,639	3,720	2,986
Other revenue	448	397	874	615

Total net revenue	61,321	55,083	123,870	110,824
Cost of goods sold	27,725	24,758	53,699	49,346

Gross profit	33,596	30,325	70,171	61,478
Selling, general & administrative expense	28,757	29,547	59,308	58,915
Operating income	4,839	778	10,863	2,563
Other income (expense), net:
Interest expense	(2,842)	(3,280)	(5,748)	(6,623)
Gain on repurchase of
Senior Subordinated Notes	2,902		2,902
Other income, net	30	41	64	78

Earnings (loss) before taxes, discontinued
operations and cumulative effect of a
change in accounting principle	4,929	(2,461)	8,081	(3,982)
Income tax expense	233		418

Net earnings (loss) before discontinued
operations and cumulative effect of a
change in accounting principle	4,696	(2,461)	7,663	(3,982)

Discontinued operations:
Operating income (loss) from
discontinued operations	68	(182)	220	(97)
Gain (loss) on disposal	14	(78)	(14)	(126)
Earnings (loss) from discontinued operations	82	(260)	206	(223)

Earnings (loss) before cumulative effect
of a change in accounting principle	4,778	(2,721)	7,869	(4,205)
Cumulative effect of a change in
accounting principle				(564)

Net earnings (loss)	$4,778	$(2,721)	$7,869	$(4,769)

Earnings (loss) per common share (See Note 5):

Basic	$0.94	$(0.54)	$1.55	$(0.94)

Diluted	$0.86	$(0.54)	$1.42	$(0.94)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	July 3, 2004	June 28, 2003
OPERATING ACTIVITIES:
Net earnings (loss)	$7,869	$(4,769)
Adjustments to reconcile net earnings (loss) to
cash provided by operating activities:
Depreciation and amortization	6,850	8,105
Cumulative effect of a change in accounting principle		564
Loss on disposal of equipment	90	46
Gain on repurchase of Senior Subordinated Notes	(2,902)
Other	17	(24)
Changes in operating assets & liabilities:
Accounts receivable	(196)	(474)
Inventories	1,606	(2,692)
Other current assets	(163)	90
Accounts payable	(220)	2,734
Accrued expenses and other current liabilities	1,880	2,369

Net cash provided by operating activities	14,831	5,949

INVESTING ACTIVITIES:
Proceeds from sale of equipment	134	106
Purchases of property & equipment	(1,735)	(1,591)

Net cash used in investing activities	(1,601)	(1,485)

FINANCING ACTIVITIES:
Advances on revolving credit facility	102	1,625
Payments on revolving credit facility	(102)	(1,625)
Payments of deferred financing costs	(9)
Purchase of Senior Subordinated Notes	(11,215)
Repayments of Senior Subordinated Notes	(545)	(2,871)

Net cash used in financing activities	(11,769)	(2,871)

Net increase in cash	1,461	1,593
Cash, beginning of period	3,545	9,020

Cash, end of period	$5,006	$10,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 3, 2004
(Unaudited)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Although we believe that the disclosures contained herein are adequate to make the information presented not misleading, we recommend that these interim condensed consolidated financial statements be read in conjunction with our most recent audited consolidated financial statements and the notes thereto.  In our opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 1, 2005.

(2) SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies that we follow are set forth in Note 2 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2004.  The following is a summary of the more significant accounting policies influencing the three and six-month periods ended July 3, 2004.

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

A reconciliation of the changes in deferred revenue from the sale of warranty contracts described above is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Beginning balance	$3,428		$2,680
Warranty contracts sold	1,430	$893	3,408	$893
Amortization of deferred revenue:
Included in continuing operations	(1,438)	(65)	(2,580)	(65)
Included in discontinued operations	(90)	(7)	(178)	(7)

Ending balance	$3,330	$821	$3,330	$821

Premium revenue is earned from HMO memberships and services.  Revenue from premiums is recognized over the life of the policy as the related services are rendered.

Cost of Goods Sold

We recognize the cost of product sold to retail customers when the sales transaction is complete and revenue is recognized.  Periodically, we receive purchase discounts or reduced pricing on inventory purchases.  These reductions in the normal purchase price are accounted for in the weighted average cost of inventory.

Income Taxes

We emerged from a Chapter 11 bankruptcy reorganization proceeding on May 31, 2001.  Before, during and after the bankruptcy process, we incurred significant net operating losses (“NOL”) that result in tax loss carry-forwards.

Deferred income taxes are recorded using enacted tax rates in effect for the years in which temporary differences between financial statement and taxable operating results are expected to reverse.  Deferred income taxes are provided for depreciation and amortization differences, inventory basis differences, certain accrued expenses and allowances that are not yet deductible and the expected future benefits of our NOL carry-forwards.

Under the methodology described in the preceding paragraph, our deferred tax computations have resulted in a net deferred tax asset because the expected future benefit of our NOL carry-forwards exceeds the net deferred tax liability associated with timing differences.  A valuation allowance has been recorded against this net deferred tax asset because it is not considered “more likely than not” that we will be able to realize these excess NOL carry-forwards to offset future taxes.  As a result, we currently record an income tax provision only to the extent that we expect to pay income taxes under federal alternative minimum tax provisions and in states in which our taxable income cannot be offset by our net operating loss carryforwards.

Our ability to utilize our NOL carry-forwards to offset the reversal of timing differences could be limited in the event of a greater than 50% change in our stock ownership, as defined by Section 382 of the Internal Revenue Code (the “Code”).  As of July 3, 2004, we estimate that the cumulative change in ownership of our stock, as defined by Section 382 of the Code, is 27% which represents a reduction from our previous estimate of 40% as of April 3, 2004.  Any such limitation under Section 382 of the Code would be based on (1) our stock value and the Federal exempt tax rate on the date prior to the ownership change, (2) the amounts of any “built-in gains” (as defined in the Code) on the date of the ownership change, and (3) any gains subsequently realized upon repurchase of debt securities that were outstanding at the date of the ownership change.  These limitations could create a cap on the amount of net operating loss carry-forwards that would be deductible for each year going forward until the amount is depleted or the time limitation on these net operating loss carry-forwards expires.  A limitation in or loss of our ability to utilize the net operating loss carry-forwards could result in a significant non-cash charge to write down the deferred income tax asset recorded with respect to the NOL carry-forwards.  Additionally, following such a change in control we would begin making income tax payments on our taxable income in excess of the net operating loss carry-forward limitation amount.

At July 3, 2004, we had U.S. regular tax net operating loss carry-forwards of approximately $72 million that can reduce future federal income taxes.  Taxable income for the six months ended July 3, 2004 is estimated to be approximately $12 million.  If not utilized, these carry-forwards will expire beginning in 2009.

Accounting for Stock Options

We apply the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation”.  Stock Option awards continue to be accounted for in accordance with APB Opinion No. 25.  The number of shares to be issued and the per share strike price are not subject to uncertainty; accordingly, our stock option grants qualify for fixed accounting treatment.  As a result, we do not record compensation expense in connection with the granting of these stock options.  (See Note 6 to the Condensed Consolidated Financial Statements.)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

(3) DISCONTINUED OPERATIONS

During the second quarter of 2004, we closed 14 vision centers, 13 within Wal-Mart and one on a military base.  Eight closings were the result of lease expirations and the remaining six locations were closed prior to the end of their lease term due to poor operating results and prospects.  Condensed information for these closed stores, the 19 stores closed in the first quarter of 2004 and the 54 stores closed in 2003 is presented below.  The net gain (loss) on disposal of these operations includes severance and closing costs offset by gains recorded from the sale of certain assets.  Historical operating results for these closed vision centers have been reclassified as discontinued operations and shown separately for all periods presented in the Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Total net sales	$817	$6,070	$3,601	$13,496
Operating income (loss)	$68	$(182)	$220	$(97)
Gain (loss) on disposal	$14	$(78)	$(14)	$(126)

(4) SENIOR SUBORDINATED NOTES AND REVOLVING LINE OF CREDIT

Interest on our Senior Subordinated Notes accrues at the rate of 12% per annum and is payable twice a year at the end of March and September.  Principal repayments are required semi-annually at the end of February and August based on excess cash flow (as defined) for the prior six-month periods ended June and December.  The semi-annual principal repayments are limited to an amount that causes us to maintain a minimum pro forma cash balance of $3 million as of the measurement date.  Our cash balance at the most recent measurement date was $5,006,000, limiting our August 2004 principal repayment to $2,006,000.

Our revolving credit facility with Fleet Retail Group (the “Fleet Facility”) bears interest at the prime rate plus 0.75% per annum or at LIBOR plus 3.0%.  Any borrowings made under this facility are secured by substantially all of our assets.  The Fleet Facility contains various restrictive covenants and requires us to maintain minimum levels of EBITDA (as defined) and a minimum fixed charge coverage ratio (as defined) and limits the amount of our capital expenditures.  We had no outstanding borrowings on the Fleet Facility at July 3, 2004.  However, we had issued letters of credit under the facility aggregating $4.0 million.  Our availability under the Fleet Facility at July 3, 2004, after reduction for the outstanding letters of credit, was approximately $5.3 million.

(5) EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the quarter.  Diluted earnings per common share are computed as basic earnings per common share adjusted for the effect of all potential common stock equivalent shares.  The computation of basic and diluted earnings per common share (“EPS”) is summarized as follows (amounts in thousands except per share information):

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Earnings (loss) before cumulative effect of change
in accounting principle	$4,695	$(2,461)	$7,663	$(3,982)
Income (loss) from discontinued operations	83	(260)	206	(223)
Earnings (loss) before cumulative effect of change
in accounting principle	4,778	(2,721)	7,869	(4,205)
Cumulative effect of change in accounting principle				(564)
Net earnings (loss)	$4,778	$(2,721)	$7,869	$(4,769)

Weighted average shares outstanding for basic EPS	5,080	5,043	5,062	5,064
Net effect of dilutive stock options and restricted
stock awards	477		484
Weighted average shares outstanding for diluted EPS	$5,557	$5,043	$5,546	$5,064

Net earnings (loss) per basic share:
Earnings (loss) from continuing operations	$0.92	$(0.49)	$1.51	$(0.79)
Income (loss) from discontinued operations	0.02	(0.05)	0.04	(0.04)
Earnings (loss) before cumulative effect of change
in accounting principle	0.94	(0.54)	1.55	(0.83)
Cumulative effect of change in accounting principle				(0.11)
Net earnings (loss) per basic share:	$0.94	$(0.54)	$1.55	$(0.94)

Net earnings (loss) per diluted share:
Earnings (loss) from continuing operations	$0.84	$(0.49)	$1.38	$(0.79)
Income (loss) from discontinued operations	0.02	(0.05)	0.04	(0.04)
Earnings (loss) before cumulative effect of change
in accounting principle	0.86	(0.54)	1.42	(0.83)
Cumulative effect of change in accounting principle				(0.11)
Net earnings (loss) per diluted share	$0.86	$(0.54)	$1.42	$(0.94)

For the three and six month periods ended July 3, 2004, 72,000 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.  For the three and six month periods ended June 28, 2003, 577,000 stock options and unvested restricted shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

As reported:
Net earnings (loss)	$4,778	$(2,721)	$7,869	$(4,769)
Pro forma:
Compensation expense	30	18	52	35
Pro forma net earnings (loss)	$4,748	$(2,739)	$7,817	$(4,804)

Basic net earnings (loss) per share as reported:
Net earnings (loss) per basic share	$0.94	$(0.54)	$1.55	$(0.94)
Pro forma compensation expense per basic share	0.01		0.01	0.01
Pro forma net earnings (loss) per basic share	$0.93	$(0.54)	$1.54	$(0.95)

Diluted net earnings (loss) per share as reported:
Net earnings (loss) per diluted share	$0.86	$(0.54)	$1.42	$(0.94)
Pro forma compensation expense per diluted share	0.01		0.01	0.01
Pro forma net earnings (loss) per diluted share	$0.85	$(0.54)	$1.41	$(0.95)

On June 29, 2004, our shareholders approved the National Vision, Inc. 2004 Equity Incentive Plan the (“2004 Equity Plan”).  This Plan replaced the Company’s Restated Stock Option and Incentive Award Plan (the “Option Plan”) and the Restated Non-Employee Director Stock Option Plan (the “Directors Plan”).  As a result, no additional awards may be granted under the Option Plan or the Directors Plan.  As of June 29, 2004 there were 28,253 and 45,000 shares available for grant under the Option Plan and the Directors Plan, respectively.  The total shares available for grant under the 2004 Equity Plan is 373,253, which represents an incremental increase of 300,000 shares over the shares available under the Option Plan and the Directors Plan. In addition, the number of shares subject to outstanding grants under the Option Plan and the Directors Plan on June 29, 2004, which are forfeited or expire on or after June 29, 2004 will become available for grant under the 2004 Equity Plan.

On June 29, 2004 we issued 107,500 restricted shares and 50,000 options under the 2004 Equity Plan.  Of the restricted shares issued, 53,750 vest on the third anniversary of the grant date.  The remaining 53,750 vest on the fifth anniversary of the grant date with accelerated vesting if the Company achieves certain financial goals.  The options were issued at an exercise price equal to the fair market value on the date of grant.  Also, 215,650 restricted shares and 634,463 options were outstanding under the Option Plan and the Directors Plan at July 3, 2004.

In addition, pursuant to the terms of a Management Incentive Plan (“the Incentive Plan”), 401,410 performance units were awarded to members of senior management on June 29, 2004.  The performance period expires on June 29, 2007.  Each performance unit is payable in cash in an amount equal to the excess, if any, of the average market value of a share of the Company’s common stock during the 20 consecutive trading days ending June 29, 2007 over the closing price of a share of the Company's common stock on June 29, 2004.

(7) SUPPLEMENTAL DISCLOSURE INFORMATION

     (i)     Supplemental cash flow information (amounts in thousands):

	Six Months Ended
	July 3, 2004	June 28, 2003
Cash paid for:
Interest	$6,187	$6,650
Income taxes, net of refunds	$320	$7

     (ii)   Inventory balances, by classification, are summarized as follows (amounts in thousands):

	July 3, 2004	January 3, 2004
Raw materials and work-in-process	$8,367	$9,941
Finished goods	6,982	6,961
Supplies	432	485
	$15,781	$17,387

     (iii)     Accrued Expenses and Other Current Liabilities

                Significant components of accrued expenses and other current liabilities are summarized as follows
               (amounts in thousands):

	Balance at	Balance at
	July 3, 2004	January 3, 2004

Accrued employee compensation and benefits	$6,323	$3,757
Provision for self-insured liabilities	$4,375	$3,785
Deferred revenue	$3,650	$2,965
Customer deposit liability	$2,789	$2,231
Accrued rent expense	$3,700	$5,612
Accrued interest expense	$2,505	$2,986

          (iv)        Product Warranty Liability

The following table details the activity in our product warranty liabilities for the six-month periods ended July 3, 2004 and June 28, 2003.  This represents our liability for certain product warranty services provided free of charge (amounts in thousands):

	Six Months Ended
	July 3, 2004	June 28, 2003

Beginning balance	$716	$1,120
Charged to expense	2,873	3,691
Claims paid	(3,029)	(3,791)
Ending balance	$560	$1,020

(8) COMPREHENSIVE INCOME  (LOSS)

Comprehensive income (loss), which consists of net income and foreign currency translation adjustments, was $4.7 million and $(2.7) million, respectively, for the three months ended July 3, 2004 and June 28 2003.  For the six months ended July 3, 2004 and June 28, 2003 the comprehensive income (loss) was $7.8 million and $(4.8) million, respectively.

(9) SUBSEQUENT EVENTS

Since July 3, 2004, we have closed 2 Wal-Mart vision centers.

On July 28, 2004, we reached an agreement with Wal-Mart de Mexico under which we will close six under performing Mexican stores and cancel all lease obligations for these six stores as of the store closing dates.  We expect to close three of these stores in the third quarter and three in the fourth quarter of 2004.  These six stores had inventory of approximately $55,000 at July 3, 2004, which we plan to transfer to our other stores in Mexico.  The carrying value of furniture, fixtures and equipment for these six stores at July 3, 2004 was approximately $156,000, which is net of an impairment write-down of approximately $97,000 recorded at January 3, 2004.  We plan to write off the remaining value over the period the stores are expected to be in operation.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND STRATEGIES

We were founded in 1990 to operate vision centers inside Wal-Mart stores located in the United States.  We are still primarily an optical retailer and at July 3, 2004, 75% of our retail locations operated inside domestic Wal-Mart stores.  These 328 domestic Wal-Mart stores contribute substantially more than 75% of consolidated revenues and income.

Under our Master License Agreement with Wal-Mart, as amended, we were granted the right to open 400 such vision centers in the United States.  We opened our 400th location in 2001.  We have a right to operate each vision center for a base term of nine years followed by a three-year renewal.  Under certain circumstances, primarily when a Wal-Mart store closes because a new SuperCenter was built to replace it, the lease term for our vision center starts over, giving us an additional twelve years to operate in that location assuming exercise of the renewal option.

Since the end of 2001 and through July 3, 2004, we have closed 50 vision centers within domestic Wal-Mart stores because the twelve-year lease term was exhausted.  We’ve closed another 9 stores after the base term expired because the store economics did not warrant exercise of our renewal option.  Additionally, we closed 13 stores prior to the expiration of the base term as a result of poor operating results and prospects.

We expect to close an additional 24 domestic Wal-Mart locations as their leases expire over the last six months of fiscal 2004.  Of these, 4 are being returned to Wal-Mart at the expiration of the base term and 23 at the end of the renewal term.  During the first half of fiscal 2004, these stores generated $8.0 million in revenue.

We presently expect to close 32 domestic Wal-Mart stores as their leases expire in fiscal 2005.  All of these are being returned to Wal-Mart at the expiration of the renewal term.   During the first half of fiscal 2004, these stores generated $10.9 million in revenue.

The domestic Wal-Mart store closings present the Company’s management with a significant challenge.  We need to create and develop other business opportunities to improve our ability to pay or refinance our senior secured debt at its maturity date of March 30, 2009.  To the extent that we do not create and develop these other opportunities, we increase the risk that we will be unable to pay or refinance this debt.  In order to address these issues, we are:

1)	Optimizing the profitability of our existing stores to reduce outstanding principal under our Notes and maximize the time available to develop new sustainable growth vehicles,
2)	Reviewing and testing growth opportunities within optics, and
3)	Identifying and testing non-optics opportunities inside Wal-Mart.

Optimizing the Profitability of Existing Stores

From mid-2002 to the end of 2003, we implemented significant changes in our store-level businesses, resulting in a higher average sales transaction value and higher gross margins.  Although we continue to make improvements, the bulk of these changes had been implemented by the beginning of the current fiscal year.  As a result, our stores were able to operate on a more stable basis throughout the first half of fiscal 2004 and achieve significantly better results than the first half of fiscal 2003 when they were dealing with rapid and substantive changes.

See “RESULTS OF OPERATIONS” below for further information regarding our operating results for the three and six-month periods ended July 3, 2004.

Growth Opportunities within Optics

We have reviewed several opportunities within optics and are presently beginning to implement two of them.

In the latter half of August, concurrent with the expiration of one of our current leases with Wal-Mart, we plan to relocate an existing vision center to a new freestanding location in the same general vicinity.  This will be our first freestanding location since 2001.  We have executed a lease for this new location and anticipate that all current store personnel as well as the independent optometrist will transfer to the relocated store.  Before the end of 2004, we expect to similarly relocate another of our vision centers at the time its current lease expires.  We have executed a lease for this second new freestanding location.  The operation of freestanding vision centers near our former Wal-Mart locations is not a proven concept for us.  Our historical strength has been in operating stores within host environments.  Operating within a host such as Wal-Mart guarantees high traffic and visibility while allowing us to minimize advertising costs.  We have not projected as high a level of revenue for the new locations as we are achieving at the locations that are closing.  In addition, we expect higher advertising costs at these locations.  We also may find it difficult to attract and retain independent optometrists, particularly those who may prefer to practice in Wal-Mart stores.  We may need to offer attractive lease terms and other arrangements to these optometrists.  Such arrangements may also increase our cost of doing business at these locations.  If we learn that we can profitably operate freestanding stores near our closed locations, we could adopt this as a strategy that could at least partially offset lost revenues from such closed locations.  However, the first such location is yet to be opened and we cannot predict its potential for success.

Our second opportunity is to open and operate vision centers subleased from Wal-Mart in Oklahoma.  We have developed a business model for our proposed operations in that state.  We intend to seek a declaratory judgment confirming that our proposed business model complies with applicable legal requirements.  We believe that Wal-Mart operates 97 locations in Oklahoma.  If we obtain a favorable judgement, we may therefore be able to expand our operations in that state.  We have not yet filed the lawsuit and are unable to predict whether we will prevail in the litigation and whether and on what terms we may be able to operate vision centers in Oklahoma.  We also have no agreement with Wal-Mart as to whether we could operate multiple vision centers using this model.

Other Growth Opportunities

In May 2004, we opened home medical equipment (“HME”) stores inside Wal-Mart locations in Hazelton, Pennsylvania and Murfreesboro, Tennessee.  In these stores, we are selling items such as wheel chairs, scooters, lift chairs, diabetic shoes and hosiery, commode seat risers, bathtub rails and various orthopedic products.

Our research of the industry prior to opening these stores indicated that new medical equipment stores require a full three years to ramp up to stable sales volume.  Accordingly, our operating projections assumed slow but growing sales and net losses in the early months of operation.  To date, we are achieving projected results.

Presently, we are unable to predict whether  our two HME test stores  will achieve acceptable levels of profitability.  If these stores do prove to be sufficiently profitable, we will likely find it very difficult to open new stores at a pace that supplants the vision centers that will close, first, because of the long lead time involved in securing new locations and secondly because our Senior Subordinated Note Indenture may limit our investment in non-optical businesses to a cumulative total of $1.0 million from May 31, 2001 through March 31, 2009.  As of July 3, 2004, we have utilized $287,000 of this amount.  In addition, our credit facility limits our investment in this line of business to $500,000.  These limitations may affect our ability to open additional stores.

While we do have other ideas as to non-optics growth, we are not presently pursuing additional growth opportunities outside of the optical category.

Additional New Businesses

Our HMO subsidiary has historically opened optometric examination offices in California Wal-Mart stores in which we have operated vision centers.  In the first quarter of 2004, the HMO began operating optometric examination offices in certain California Wal-Mart and Sam’s Club stores in which the vision center is operated by Wal-Mart.  As of July 3, 2004, we operated 12 such doctors’ offices.  Most, but not all, of such practices in Wal-Mart stores are in locations where we previously operated a vision center.

Although we expect to continue to open similar practices in California Wal-Mart and Sam’s Club stores, we do not characterize this endeavor as a significant growth strategy.  Revenues generated by the optometric practice are  significantly less than revenues generated by a retail vision center.

Retention of Financial Advisor

On May 17, 2004, the Company announced that its Board of Directors had retained TM Capital, Inc., an investment banking firm, as its financial advisor to review the Company’s strategic alternatives.    This review is ongoing.  As a result, the Company may ultimately pursue strategies additional to or different from those described above.

RESULTS OF OPERATIONS

Our results of operations in any period are significantly affected by the number and mix of vision centers operating during such period.  Vision centers in operation were as follows:

	As of	As of
	July 3, 2004	June 28, 2003
Wal-Mart:
Domestic	328	381
Mexico	37	37
Fred Meyer	47	54
Military	25	23

Total	437	495

Vision centers currently
reported in continuing operations	437	433

THREE MONTHS ENDED JULY 3, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 28, 2003

CONTINUING OPERATIONS

Retail Sales, Net.  In the current year three-month period, total domestic comparable store sales were up 10.7% over the prior year three-month period.  The following reconciliation shows the components of the change in retail sales (amounts in thousands):

	Three Months Ended
	July 3, 2004	June 28, 2003	% Change

Domestic comparable store sales	$57,474	$51,939	10.7%
Domestic - other (a)	496
Mexico	1,079	1,108	-2.6%
Total retail sales, net	$59,049	$53,047	11.3%

a)	This category includes vision center stores that were not operating during the prior year quarter and therefore were not part of the domestic comparable store sales calculation and two home medical equipment stores that opened in the current year quarter.

Our second quarter retail sales increased by $6.0 million over the prior year second quarter.  Included in this increase were sales from our semi-annual contact lens event and the increase in sales of our extended warranty plan as described in the following two paragraphs.

In mid June of the current year we held our semi-annual contact lens event, which generated net sales of approximately $4.4 million.  In the prior year, revenue from this event was recorded in July (and therefore in the third fiscal quarter) when the product was delivered to our customers.  Excluding sales generated from this event, domestic comparable store sales in the current year three-month period were up 2.2% over the prior year three-month period.

In May 2003, we began offering a twelve-month extended warranty plan in our Wal-Mart vision centers to provide for repair and replacement service during the first year after purchase.  Revenue recognized during the current year quarter was approximately $1.4 million compared to $65,000 during the prior year quarter.  Approximately 48% of our eyeglass transactions during the current year quarter included an extended warranty purchase.  We expect the increases in revenue due to warranty sales to have a continued favorable impact on the remainder of 2004, but to a lesser extent than in the current year quarter.  This revenue is reflected within “Retail sales, net” in our Condensed Consolidated Statements of Operations.

Premium Revenue.  The increase in premium revenue for vision examination insurance can be largely attributed to increased enrollments in our California health maintenance organization.  The HMO had approximately 164,000 members as of July 3, 2004 compared to approximately 103,500 members as of June 28, 2003.

Other Revenue.  In 2003, we began manufacturing eyeglasses for a small retail optical company.  Total revenue from this line of business for the three months ended July 3, 2004 was approximately $48,000 less than the prior year three-month period ended June 28, 2003.  In January 2004 we began operating optometric examination offices in certain California Wal-Mart stores in which Wal-Mart operates a vision center.  Revenue from patient co-payments was approximately $85,000 for the three months ended July 3, 2004.

Gross Profit.  In the current year three-month period, gross profit dollars increased over gross profit dollars in the prior year three-month period.  The components of sales and gross profit for these periods are detailed below (dollars in thousands):

	Three Months Ended
	July 3, 2004		June 28, 2003

Retail sales, net	$59,049	100.0%	$53,047	100.0%
Retail cost of goods sold	26,128	44.2%	23,088	43.5%
Retail gross profit	$32,921	55.8%	$29,959	56.5%

Premium and other revenue	$2,272	100.0%	$2,036	100.0%
Other cost of sales	1,597	70.3%	1,670	82.0%
Other gross profit	$675	29.7%	$366	18.0%

Total net sales	$61,321	100.0%	$55,083	100.0%
Total cost of goods sold	27,725	45.2%	24,758	44.9%
Total gross profit	$33,596	54.8%	$30,325	55.1%

The primary factor causing the decline in retail gross profit as a percent of sales in the current year quarter compared to the prior year quarter was the increased ratio of contact lens sales to total sales resulting from our June contact lens event.  Contact lens sales, which yield a lower gross margin than do eyeglass sales, represented 22.9% of total retail sales for the current year quarter compared to 17.5% for the prior year quarter.  While our eyeglass sales were flat compared to the prior year, as a percentage of total retail sales they declined to 71.2% in the current year quarter compared to 78.8% in the prior year quarter.

Other factors combined to partially offset the shift in product mix.  These factors included an increase in revenue recognized from sales of extended warranties to $1,438,000 in the current year quarter from $65,000 in the prior year quarter, which improved margins as a percent of sales by approximately 1.1% in the current year quarter compared to the prior year quarter.  Also, Fred Meyer locations experienced a decrease in rent (a component of Cost of Goods Sold) due to a revision in the lease agreement which became effective in January 2004.  This resulted in savings of approximately $280,000 during the second quarter of 2004 compared to 2003 and favorably impacted the gross margin percentage by approximately 0.5%

Other gross profit represents 1) premium revenue less claims expenses for a managed care insurance product that we sell in California, 2) the gross profit on eyeglass manufacturing for a small independent optical chain and 3) revenue from eye exams in excess of the vision insurance premium from the California managed care insurance product (patient co-payment).

Selling, General, And Administrative Expense (“SG&A expense”).  SG&A expense includes both store operating expenses and home office overhead and is shown below (dollars in thousands):
	Three Months Ended
	July 3, 2004		June 28, 2003
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Store operating expenses	$18,771	30.7%	$19,381	35.2%
Store depreciation & amortization	961	1.6%	1,466	2.7%
Field supervision	1,321	2.1%	1,616	2.9%
Corporate support	5,566	9.1%	5,029	9.1%
Amortization of contractual rights	1,877	3.0%	1,846	3.4%
Other depreciation & amortization	261	0.4%	209	0.4%
Total SG&A expense	$28,757	46.9%	$29,547	53.7%

Store operating expenses declined in the current year quarter compared to the prior year quarter primarily as a result of a $400,000 reduction in payroll and benefits costs.  We believe that achieving the strong sales increase in the current year quarter while reducing payroll and benefits costs is evidence that our new personnel scheduling and incentive plans are working effectively to increase sales and control employee costs.  A reduction in telephone, supplies and managed care claims processing costs also contributed to our expense savings in the current year quarter.

Store depreciation and amortization costs declined in the current year quarter due to leasehold improvements and equipment at some stores becoming fully depreciated.  We expect the year-over year decline in depreciation expense to continue.

Field supervision expense declined in the current year quarter due to a reduction in the number of district managers.

The increase in corporate support in the current year quarter was attributable to accruals made for incentive compensation expense.  Because of improvement in our earnings year-over-year, we accrued approximately $1.4 million in the current year quarter whereas in the previous year we reversed accruals of $80,000 that had been recorded in the first fiscal quarter.  Declines in professional fees ($0.6 million) and retail support center payroll and benefits ($0.2 million) partially offset this increase.  The reduction in professional fees was the result of unusually high audit and tax return preparation fees in the prior year quarter, during which a re-audit of 2001 financial statements was conducted after Deloitte & Touche replaced Arthur Andersen as our auditing firm in 2002.  The decrease in payroll and benefits cost was attributable to corporate office staff reductions made subsequent to last year’s second quarter.

Interest Expense.  The outstanding balance of our Senior Subordinated Notes is the primary driver of interest expense.  Interest expense declined by approximately $0.4 million in the second quarter of 2004 compared to the second quarter of 2003 due to principal repayments and Note repurchases made during the second half of 2003 and the first six months of 2004.

Gain on Repurchase of Notes.  During the second quarter of 2004, we repurchased Notes with a par value of $14.1 million for total cash payments of $11.2 million, resulting in a gain of $2.9 million.

Income Tax Expense.  The income tax expense in the current year three-month period is based on the amount we expect to pay under federal alternative minimum tax provisions and in states in which our taxable income can not be offset by our net operating loss carryforwards.

Discontinued Operations.  During the second quarter of 2004, we closed 14 vision centers.  Eight closings were the result of lease expirations.  The remaining six closures were under-performing vision centers in Wal-Mart that were closed prior to their scheduled lease expiration.  In addition, during the first quarter of 2004 and fiscal year 2003, we closed 19 and 54 vision centers, respectively.  The net gain or (loss) on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets.  Historical operating results for these closed vision centers have been reclassified as discontinued operations and presented separately for all periods presented in the accompanying Condensed Consolidated Statements of Operations.  Condensed information for these closed stores is presented below (dollars in thousands):

	Three Months Ended
	July 3, 2004	June 28, 2003

Total net sales	$817	$6,070
Operating income (loss)	$68	$(182)
Gain (loss) on disposal	$14	$(78)

SIX MONTHS ENDED JULY 3, 2004 COMPARED TO SIX MONTHS ENDED JUNE 28, 2003

CONTINUING OPERATIONS

Retail Sales, Net.  In the current year six-month period, total domestic comparable store sales were up 11.0% over the prior year six-month period.  The following reconciliation shows the components of the change in retail sales (amounts in thousands):

	Six Months Ended
	July 3, 2004	June 28,2003	% Change

Domestic comparable store sales	$116,338	$104,853	11.0%
Domestic - other (a)	688
Mexico	2,250	2,370	-5.1%
Total retail sales, net	$119,276	$107,223	11.2%

a)	This category includes vision center stores that were not operating during the prior year six-month period and therefore were not part of the domestic comparable store sales calculation and two home medical equipment stores that opened in the current year six-month period.

In mid June of the current year we held our semi-annual contact lens event, which generated net sales of approximately $4.4 million.  In the prior year, this event was held in late June and the revenue from the event was recorded in July 2003 (therefore in the third fiscal quarter) when the product was delivered to our customers.  Excluding sales generated from this event, domestic comparable stores sales in the current year six-month period were up 6.8% over the prior year six-month period.

In May 2003, we began offering a twelve-month extended warranty plan in our Wal-Mart vision centers to provide for repair and replacement service during the first year after purchase.  Revenue recognized during the current year six-month period was approximately $2.6 million compared to $65,000 during the prior year six-month period.  Approximately 50% of our eyeglass transactions during the current year six-month period included an extended warranty purchase.  We expect the increases in revenue due to warranty sales to have a continued favorable impact on the remainder of 2004, but to a lesser extent than in the current six months.  This revenue is reflected within “Retail sales, net” in our Condensed Consolidated Statements of Operations.

The remaining increase in retail net sales during the current year six-month period was attributable to a variety of operational improvements in our stores.  During the first half of 2004, we continued to benefit from changes made during the course of 2003 to help drive domestic sales.  Although it is difficult to quantify the impact of each of these activities, we believe the following factors had the most significant impact on our retail domestic comparable store sales increases in the first six months of 2004.

1.	In 2003, we implemented significant merchandising changes in every major category (frames, spectacle lenses and contact lenses) to modernize our collection and simplify the presentation for the customer. The most significant category changes affecting the current six months are as follows:

a)	During the first quarter of 2003, we updated our frame collection to modernize and simplify our presentation. As part of this process, we substantially reduced the number of frame vendors, consolidated price points, and enhanced the presentation of frames to make them more brand focused for the customer, and easier to manage for our associates. We fully benefited from this change in the first six months of 2004 compared with only a portion of the prior year six-month period.

b)	During the first half of 2003, we aligned our contact lens selection with the products most frequently prescribed by our independent doctors. This favorably impacted our contact lens sales for the first six months of 2004 which are up approximately 7% over the prior year six-month period exclusive of the June 2004 contact lens event described below.

c)	During the first quarter of 2004, we refined the selection of single-vision lenses stocked in the stores to allow more eyeglasses to be manufactured in the store and to improve delivery times for most single vision eyeglass customers.

2.	In 2003, we restructured our personnel scheduling at the store-level to provide for consistent coverage based on operating needs by sales volume levels. We now review personnel scheduling on an ongoing basis to ensure that our stores are most efficiently staffed to meet customer needs.

3.	We amended our incentive programs to increase potential participation by, and therefore the productivity of, our associates.

Premium Revenue.  The increase in premium revenue for vision examination insurance can be largely attributed to increased enrollments in our California health maintenance organization.  The HMO had approximately 164,000 members as of July 3, 2004 compared to approximately 103,500 members as of June 28, 2003.

Other Revenue.  In 2003, we began manufacturing eyeglasses for a small retail optical company.  Total revenue from this line of business was approximately $168,000 more than the prior year six-month period ended June 28, 2003.  In January 2004, we began operating optometric examination offices in certain California Wal-Mart stores in which Wal-Mart operates a vision center.  Revenue from patient co-payments was approximately $116,000 for the six-month period ended July 3, 2004.

Gross Profit.  In the current year six-month period, gross profit dollars increased over gross profit dollars in the prior year six-month period.  The components of sales and gross profit for these periods are detailed below (dollars in thousands):

	Six Months Ended
	July 3, 2004		June 28, 2003

Retail sales, net	$119,276	100.0%	$107,223	100.0%
Retail cost of goods sold	50,305	42.2%	46,323	43.2%
Retail gross profit	$68,971	57.8%	$60,900	56.8%

Premium revenue and other revenue	$4,594	100.0%	$3,601	100.0%
Other cost of sales	3,394	73.9%	3,023	84.0%
Other gross profit	$1,200	26.1%	$578	16.0%

Total net sales	$123,870	100.0%	$110,824	100.0%
Total cost of goods sold	53,699	43.4%	49,346	44.5%
Total gross profit	$70,171	56.6%	$61,478	55.5%

The improvement in retail gross margin to 57.8% in 2004 compared to 56.8% in 2003 was primarily the result of three factors:

  An increase in revenue recognized from the sale of twelve-month extended warranties to $2,580,000 in the first six months of 2004 from $65,000 in the first six months of 2003, which improved margins as a percent of sales by approximately 0.9% in the current year.

  Fred Meyer locations experienced a decrease in rent (a component of Cost of Goods Sold) due to a revision in the lease agreement which became effective in January 2004.  This resulted in savings of approximately $600,000 during the first six months of 2004 compared to the first six months of 2003 and favorably impacted the gross margin percentage by approximately 0.5%

  Eyeglass margins improved during the first six months of 2004 compared to the prior year due to a change in lens offering and a reduction in remake and warranty claims.  In the second half of 2003, we began testing different lens offerings to improve eyeglass profit margins and simplify customer presentation.  We have substantially completed the first phase of our lens test, but expect this process to continue throughout 2004.

Partially offsetting these improvements in the retail gross margin percentage was a shift in product mix to a higher percentage of contact lens sales and a lower percentage of eyeglass sales.  Contact lens sales increased by $5.7 million in the first six months of 2004 to $24.6 million or 20.6% of retail net sales compared to $18.9 million or 17.6% of retail net sales in the first six months of 2003.  The June contact lens event accounted for approximately $4.4 million of the increase.  Contact lens sales yield a lower margin than do eyeglass sales.  While our eyeglass sales increased $4.1 million in the first six months of 2004 to $88.6 million from $84.5 million in the first six months of 2003, as a percentage of retail net sales they declined to 74.3% from 78.8% in 2003.

Other gross profit represents 1) premium revenue less claims expenses for a managed care insurance product that we sell in California, 2) the gross profit on eyeglass manufacturing for a small independent optical chain and 3) revenue from eye exams in excess of the vision insurance premium from the California managed care insurance product.

Selling, General, And Administrative Expense (“SG&A expense”).  SG&A expense includes both store operating expenses and home office overhead and is shown below (dollars in thousands):

	Six Months Ended
	July 3, 2004		June 28, 2003
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Store operating expenses	$37,835	30.6%	$38,350	34.6%
Store depreciation & amortization	1,985	1.6%	2,980	2.7%
Field supervision	2,701	2.2%	3,177	2.9%
Corporate support	12,539	10.1%	10,298	9.3%
Amortization of contractual rights	3,754	3.0%	3,694	3.3%
Other depreciation & amortization	494	0.4%	416	0.4%
Total SG&A expense	$59,308	47.9%	$58,915	53.2%

Store operating expenses declined in the current year six-month period compared to the prior year primarily as a result of reductions in payroll and benefits, telephone, supplies and managed care claims processing costs.  Payroll savings were attributable to our new personnel scheduling and incentive plans implemented to control employee costs.  Negotiation of new contracts for telephone service and implementation of a new managed care claims system generated the savings in these areas.  Supply costs were down compared to the prior year six-month period because the prior year included large expenses necessitated by the many operational changes made in the stores during 2003 to improve sales and margins.

Store depreciation and amortization costs declined in the current year six-month period due to leasehold improvements and equipment at some stores becoming fully depreciated.  We expect the year-over year decline in depreciation expense to continue.

Field supervision expense declined in the current year six-month period due to a reduction in the number of regional and district managers.

The increase in corporate support in the current year six-month period was attributable to accruals made for incentive compensation expense.  Because of improvement in our earnings year-over-year, during the first six months of the current year we have accrued approximately $3.7 million for payments expected to be made under various incentive plans.  In the same period last year, there were no net incentive plan accruals because we had not met our targeted operating results.  Declines in professional fees ($0.9 million) and retail support center payroll and benefits ($0.4 million) partially offset this increase.  The reduction in professional fees was the result of operational consulting fees and unusually high audit and tax return preparation fees incurred in the prior year period.  The decrease in payroll and benefits costs was attributable to corporate office staff reductions made in the second half of 2003.

Interest Expense.  The outstanding balance of our Senior Subordinated Notes is the primary driver of interest expense.  Interest expense declined by approximately $0.9 million in the six-month period ended July 3, 2004 compared to the six-month period ended June 28, 2003 due to principal repayments and Note repurchases made during the second half of 2003 and the first six months of 2004.

Gain on Repurchase of Notes.  During the second quarter of 2004, we repurchased Notes with a par value of $14.1 million for total cash payments of $11.2 million resulting in a gain of $2.9 million.

Income Tax Expense.  The income tax expense in the current year six-month period is based on the amount we expect to pay under federal alternative minimum tax provisions and in states in which our taxable income can not be offset by our net operating loss carryforwards.

Discontinued Operations.  During the current year six-month period, we closed 33 vision centers.  Twenty closings were the result of lease expirations.  The remaining 13 closures were under-performing vision centers in Wal-Mart that were closed prior to their scheduled lease expiration.  In addition, during the 2003 fiscal year, we closed 54 vision centers.  The net loss on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets.  Historical operating results for these closed vision centers have been reclassified as discontinued operations and presented separately for all periods presented in the accompanying Condensed Consolidated Statements of Operations.  Condensed information for these closed stores is presented below (dollars in thousands):

	Six Months Ended
	July 3, 2004	June 28, 2003

Total net sales	$3,601	$13,496
Operating income (loss)	$220	$(97)
Gain (loss) on disposal	$(14)	$(126)

Cumulative Effect of a Change in Accounting Principle.  At the beginning of fiscal 2003, we adopted Emerging Issues Task Force Issue No. 02 - 16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”).  This Issue addresses the method by which retailers account for vendor allowances.  As a result of the adoption of EITF 02-16, certain vendor allowances, which formerly were treated as a reduction in advertising costs, are presented as a reduction of inventory cost and subsequently as a component of cost of goods sold.  On the first day of fiscal 2003, we recorded additional expense of $564,000 as the cumulative effect for this change in accounting principle.  This amount reflects the portion of vendor allowances that would have reduced inventory costs had this new accounting pronouncement been in effect at the end of 2002.

USE OF NON-GAAP FINANCIAL MEASURES

We refer to EBITDA in this document. EBITDA is calculated as net earnings before interest, taxes, depreciation amortization, cumulative effect of a change in accounting principle, non-cash items, and reorganization items as defined in the terms of our Senior Subordinated Notes Indenture (“the Indenture”).  We refer to EBITDA because:

  it is used in the calculation of the excess cash flow principal repayment under our Indenture; and
  it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

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

The following is a reconciliation of net earnings to EBITDA:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings (loss)	$4,778	$(2,721)	$7,869	$(4,769)
Adjustment to net earnings (loss):
Interest expense, net	2,812	3,241	5,682	6,545
Income tax expense	233		418
Gain on repurchase of Notes	(2,902)		(2,902)
Cumulative effect of a change in
accounting principle				564
Depreciation and amortization	3,309	4,019	6,850	8,105

EBITDA	$8,230	$4,539	$17,917	$10,445

LEASE AGREEMENTS

During the first half of 2004, we closed 31 of our domestic Wal-Mart vision centers, leaving us with 328 Wal-Mart vision centers at July 3, 2004.  We expect to close an additional 17 of these locations in the 2004 third quarter and another 7 in the fourth quarter.  In 2003, these 55 stores in the aggregate represented annualized sales of approximately $28.2 million and annualized store-level operating income of $1.9 million.  Store-level operating income excludes Corporate overhead and other costs not specifically attributable to individual stores.  We presently expect to close 32 domestic Wal-Mart vision centers in 2005.  We generally experience sales declines in a stores final month of operations and incur store-closing costs of between $4,000 and $10,000 per location.

Our agreement with Wal-Mart provides that if our vision center is relocated, the lease term for that location begins again, providing us with a new 9-year initial term plus a 3-year renewal option.  Our vision center is typically relocated only in connection with the conversion of the host Wal-Mart store to a SuperCenter.  In 2003, 18 of our leases were extended by an average of 117 months as a result of SuperCenter conversions.  For the first six months of 2004, 12 of our leases were extended by an average of 83 months as a result of SuperCenter conversions.  During the balance of 2004, we expect an additional 5 to 10 lease extensions as a result of SuperCenter conversions.

As of July 3, 2004, 157 of our vision centers are located in Wal-Mart SuperCenters and another 13 of our vision centers are located in Wal-Mart stores that we believe could be converted to SuperCenters without involving a relocation of our vision center.  Accordingly, we believe that 158 of our vision centers are located within Wal-Mart stores for which our lease term could be extended if Wal-Mart converts the store to a SuperCenter before our lease term expires.  We do not know whether any of these host stores will be converted to a SuperCenter.

We operate 47 vision centers in Fred Meyer stores.  Under an amendment negotiated during 2003, the leases for all 47 locations will expire on December 31, 2006.  At July 3, 2004, we operated 25 vision centers on U.S. Military bases.  Each such lease is the result of a successful bid and lease terms vary.  As each lease expires, we must submit a new bid to continue operating.  We also bid on expiring leases of other vision center operators in an effort to increase the number of military stores we operate.  During the first six months of 2004, we opened two new military stores and closed two locations.

We have reached an agreement with Wal-Mart de Mexico under which we will close six under-performing locations.  We are having ongoing discussions with Wal-Mart de Mexico about our overall business operations in Mexico.

The following table sets forth the number of our vision center leases that expire each year, assuming that we exercise all available options to extend the terms of the leases, excluding four such options we have declined or expect to decline to renew as of August 2, 2004.  Four leases in Mexico under which we presently operate on a month-to-month basis have been included in 2004 expirations.  This table reflects only the eight future Wal-Mart SuperCenter conversions which are scheduled at this time.

Leases Expiring in Fiscal Year
	Remainder						2010
	of						and
Host Company	2004	2005	2006	2007	2008	2009	Thereafter

Wal-Mart
Domestic	27	36	41	42	28	40	114
Mexico	12	3	5	8	-	-	9
Military	2	8	6	2	4	-	3
Fred Meyer	-	-	47	-	-	-	-

We meet with representatives of our host companies on a regular basis and periodically discuss proposed amendments to our master license agreements, as well as expansion opportunities.  We can provide no assurances that we will enter into favorable amendments to these agreements or that we will have any opportunities to expand our operations within any of our current host environments.

LIQUIDITY AND CAPITAL RESOURCES

Since January 3, 2004, our operations have generated cash flow in amounts sufficient to fund operating and interest expense, capital expenditures of $1,735,000, a mandatory principal redemption of our Senior Subordinated Notes of $545,000 and repurchases of Senior Subordinated Notes with a par value of $14.1 million for total cash payments of $11.2 million.  We maintain a revolving credit line with Fleet Retail Group (the “Fleet Facility”), but have generally made borrowings under the credit line for only brief periods of time, historically near the end of our fiscal first quarter when several large periodic payments are made.  Strong operating results for the first six-months of 2004 made such borrowings unnecessary in the current year.

At July 3, 2004, we had no outstanding borrowings under our Fleet Facility and unused availability of $5.3 million, net of letter of credit requirements.  As of August 2, 2004, we had no outstanding borrowings under our Fleet Facility and our unused availability was approximately $4.1 million.  We believe that cash generated from operations will be sufficient to satisfy our cash requirements throughout 2004.  We intend to use available cash for our ongoing operations, repurchase of Notes and the repayment of principal and interest on our outstanding debt.

During the second quarter of 2004 we repurchased $14.1 million of our Notes for a total cash payment of $11.2 million resulting in a gain of $2.9 million.  With these repurchases, we have reduced the outstanding balance of our Senior Subordinated Notes to $80.8 million at July 3, 2004 from $95.5 million at January 3, 2004.  Our Board of Directors has approved ongoing repurchases of the Notes based on availability of cash and compliance with the requirements of our Fleet Facility.  Previously, certain holders of our Notes objected to our repurchase of Notes outside of the redemption procedures provided in the Indenture.  We believe that we have the legal right to continue to repurchase Notes in this manner.

During the first quarter of 2004, we made a mandatory principal redemption payment of $545,000 on February 28, 2004 to Note holders of record on February 13, 2004.  These redemptions are based on the requirements of the indenture and are made at 100% of par.  Each principal redemption payment is based on the results for the six-month period ending in June or December, respectively.  In addition, we made an interest payment of approximately $5.7 million from existing cash balances on March 31, 2004.  Based on our cash position at the end of June, our principal redemption payment will be approximately $2.0 million on August 31, 2004, reducing the outstanding principal balance on the Notes to $78.8 million.

The Company’s capital expenditures have historically been for store openings, relocations and remodeling, and lensmaking and other optometric equipment.  During the six months ended July 3, 2004, we have opened two military stores and relocated twelve vision centers within Wal-Mart.  During the balance of 2004 we expect to open up to six military locations and to relocate between 5 and 10 vision centers within Wal-Mart.  These store openings and relocations are subject to change depending upon construction schedules and other constraints.  For each new center, we expect to spend between $40,000 and $60,000 for fixed assets and up to $15,000 for inventory.  We also expect to open two freestanding vision centers during the second half of 2004.  For each of these vision centers we expect to spend between $140,000 and $175,000 for fixed assets and up to $20,000 for inventory.

In May 2003, we began offering a twelve month extended warranty plan in our Wal-Mart vision centers to provide for repair and replacement service during the first year after purchase.  The new warranty plan has gained considerable consumer acceptance, and we now sell warranties with approximately 50% of all eyeglass transactions.  This revenue is deferred over the life of the warranty.  Our deferred warranty revenue at July 3, 2004 was approximately $3.3 million.  During the six months ended July 3, 2004, we received approximately $3.4 million in cash from the sale of warranties.

Our ability to utilize our NOL carry-forwards to offset the reversal of timing differences could be limited in the event of a greater than 50% change in our stock ownership, as defined by Section 382 of the Internal Revenue Code (the “Code”).  As of July 3, 2004, we estimate that the cumulative change in ownership of our stock, as defined by Section 382 of the Code, is 27% which represents a reduction from our previous estimate of 40% as of April 3, 2004.  Any such limitation under Section 382 of the Code would be based on (1) our stock value and the Federal exempt tax rate on the date prior to the ownership change, (2) the amounts of any “built-in gains” (as defined in the Code) on the date of the ownership change, and (3) any gains subsequently realized upon repurchase of debt securities that were outstanding at the date of the ownership change.  These limitations could create a cap on the amount of net operating loss carry-forwards that would be deductible for each year going forward until the amount is depleted or the time limitation on these net operating loss carry-forwards expires.  A limitation in or loss of our ability to utilize the net operating loss carry-forwards could result in a significant non-cash charge to write down the deferred income tax asset recorded with respect to the NOL carry-forwards.  Additionally, following such a change in control we would begin making income tax payments on our taxable income in excess of the net operating loss carry-forward limitation amount.

In late April and early May 2004, we opened two home medical equipment centers inside Wal-Mart stores.  As with all of our test concepts, we plan to prudently invest in this new idea until we prove that this concept has the consumer acceptance needed to become our next growth vehicle.  As of August 2, 2004, we have invested approximately $187,000 in fixed assets and inventory and have provided funding of approximately $100,000 for operating expenses for these test locations.  Other new business concepts that we might pursue could require substantial investments, but none of these efforts are advanced enough at this time to predict what such expenditures might be.

FUTURE COMMITMENTS

As of July 3, 2004, we had no capital lease obligations or other long-term debt liabilities except for our Senior Subordinated Notes.  The table below sets forth our contractual obligations (amounts in thousands):

	Payments due by fiscal year
	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt obligations (a)	$2,006					$78,816	$80,822
Operating lease obligations (b)	$25,023	$20,534	$15,044	$8,113	$4,649	$8,088	$81,451
Purchase obligations (c)	$435	$178	$120	$20			$753

a)	Our senior subordinated debt agreement provides for semi-annual principal repayments based on the results of operations for the six-month periods ended in June and December, as potentially limited by our cash position at the end of each such period. The timing of future principal repayments is contingent upon future results. The amount presented in 2004 represents the principal payment we expect to make on August 31, 2004 based on our cash position at the end of June 2004. The remaining balance of the Senior Subordinated Notes is presented as due upon maturity in 2009, because the amount of additional semi-annual principal repayments is not known at this time.
b)	Our operating lease obligations represent minimum rent payments under our Wal-Mart, Fred Meyer and various military agreements as well as miscellaneous operating equipment leases. The amount presented for 2004 is an annual amount and includes $6.3 million and $12.5 million of operating lease obligations that were expensed during the three and six months ended July 3, 2004, a portion of which will be paid as minimum rent to Wal-Mart in March 2005.

c)	Our purchase obligations represent minimum purchase requirements for local phone and certain other data services including polling and internet capability. The amount presented for 2004 is an annual amount and includes $115,000 and $401,000 of purchase obligations that were paid in the three and six months ended July 3, 2004.

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

Premium revenue is recognized from HMO memberships and services over the life of the policy as the related insurance protection is provided.

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

Allowance for Uncollectible Managed Care Receivables

Managed care accounts receivable are recorded net of contractual allowances and are reduced by an allowance for amounts that may become uncollectible in the future.  A significant portion of our receivables is due from health care plans or third-party administrators located throughout the United States.  Approximately 12% of our net sales relate to products sold to customers that ultimately will be funded in full or in part through private insurance plans, third party insurance administration programs or government reimbursement programs such as Medicare and Medicaid.  Any failure on our part to accurately and timely file for reimbursement with these programs can have an adverse effect on our collection results which, in turn, will have an adverse effect on liquidity and profitability.

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

In most cases, the expected sales value (i.e., market value) of our inventory is higher than its cost.  However, as we progress through a selling season, certain slow-moving merchandise may be removed from stores and returned to the distribution center to be sold below cost in secondary markets.  As a result, there is a high degree of judgment and complexity in determining the market value of such inventories.  For inventory on hand, we estimate the future selling price of our merchandise, given its current selling price and planned promotional activities, and provide a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.

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

Valuation of Long-Lived and Intangible Assets

Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of our adoption of fresh start accounting in May 2001.  This intangible asset, which has a value of $89.5 million at July 3, 2004, represents the value of our lease agreement with Wal-Mart and the business relationship therein created.  In accordance with SFAS No. 142, this intangible is an amortizable asset because it has a finite useful life.  However, the precise length of its life is not known due primarily to the Wal-Mart SuperCenter conversions that automatically trigger extensions on the contractual life of the asset.  Based on projections made at the time “fresh start” accounting was adopted, our best estimate of the useful life of this asset was fifteen years.  At July 3, 2004, the remaining life of this asset is 11 years and 11 months.  Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.

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

Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  Based on our review of our intangible and long-lived assets as of July 3, 2004, no impairment was determined to exist.

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

Deferred income taxes are recorded using enacted tax rates in effect for the years in which temporary differences between financial statement and taxable operating results are expected to reverse.  Deferred income taxes are provided for depreciation and amortization differences, inventory basis differences, certain accrued expenses that are not yet deductible and allowances, and the expected future benefits of our NOL carry-forwards.

Under the methodology described in the preceding paragraph, our deferred tax computations have resulted in a net deferred tax asset because the expected future benefits of our NOL carry-forwards exceeds the net deferred tax liability associated with timing differences.  A valuation allowance has been recorded against this net deferred tax asset because it is not considered “more likely than not” that we will be able to realize these excess NOL carry-forwards to offset future taxes.  As a result, we currently record an income tax provision only to the extent that we expect to pay income taxes under federal alternative minimum tax provisions and in states in which our taxable income cannot be offset by our net operating loss carry-forwards.

Our ability to utilize our NOL carry-forwards to offset the reversal of timing differences could be limited in the event of a greater than 50% change in our stock ownership, as defined by Section 382 of the Internal Revenue Code (the “Code”).  As of July 3, 2004, we estimate that the cumulative change in ownership of our stock, as defined by Section 382 of the Code, is 27% which represents a reduction from our previous estimate of 40% as of April 3, 2004.  Any such limitation under Section 382 of the Code would be based on (1) our stock value and the Federal exempt tax rate on the date prior to the ownership change, (2) the amounts of any “built-in gains” (as defined in the Code) on the date of the ownership change, and (3) any gains subsequently realized upon repurchase of debt securities that were outstanding at the date of the ownership change.  These limitations could create a cap on the amount of net operating loss carry-forwards that would be deductible for each year going forward until the amount is depleted or the time limitation on these net operating loss carry-forwards expires.  A limitation in or loss of our ability to utilize the net operating loss carry-forwards could result in a significant non-cash charge to write down the deferred income tax asset recorded with respect to the NOL carry-forwards.  Additionally, following such a change in control we would begin making income tax payments on our taxable income in excess of the net operating loss carry-forward limitation amount.

As of July 3, 2004 and January 3, 2004, we had U.S. regular tax net operating loss carry-forwards of approximately $72 million and $79 million, respectively, that can reduce future federal income taxes. If not utilized, these carry-forwards will expire beginning in 2009.

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

INTEREST RATE RISK

We borrow under our credit facility at variable interest rates.  We therefore incur the risk of increased interest costs if interest rates rise.  At July 3, 2004, we had no outstanding borrowings under our credit facility.  Our interest cost under our Senior Notes is fixed at 12% through the maturity date in 2009.

FOREIGN CURRENCY RISK

Our division in Mexico operates in a functional currency other than the U.S. dollar.  The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders' equity.  Such translation resulted in an unrealized loss of approximately $50,000 and an unrealized gain of approximately $42,000 for the three months ended July 3, 2004 and June 28, 2003, respectively.  Additionally, the translation resulted in an unrealized loss of approximately $27,000 and $31,000 for the six months ended July 3, 2004 and June 28, 2003, respectively.  Historically, we have not attempted to hedge this equity risk.

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

PART II
OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on June 29, 2004 to elect a Board of five Directors to serve until the 2005 annual meeting of shareholders and to approve the 2004 equity incentive plan.

Election of Directors

The following directors, who were the only nominees for election, were elected at the meeting and constitute the entire Board of Directors of the Company: B. Robert Floum, James W. Krause, Marc B. Nelson, Jeffrey A. Snow and Peter T. Socha.

The results of the vote were as follows:

Directors	Votes For	Votes Withheld
B. Robert Floum	3,317,987	179,092
James W. Krause	3,316,874	180,205
Marc B. Nelson	3,317,987	179,092
Jeffrey A. Snow	3,467,792	29,287
Peter T. Socha	3,303,676	193,403

Approval of 2004 Equity Incentive Plan

The 2004 Equity Incentive Plan, which will replace each of the Company’s Restated Stock Option and Incentive Award Plan and the Company’s Restated Non-Employee Director Stock Option Plan, was approved.

The results of the vote were as follows:

Votes For	1,133,505
Votes Against	545,566
Abstentions	18,590
Broker Non-Votes	1,799,418

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	The following exhibits are filed herewith or incorporated by reference:
	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2
	The following exhibit filed with our Proxy Statement in connection with our 2004 annual shareholders meeting is incorporated herein by reference: National Vision, Inc. 2004 Equity Incentive Plan.	10.24

(b)	Reports on Form 8-K.

The following reports on Form 8-K have been filed during the quarter for which this report is filed:

                                Date of Report                      Item Reported                       Financial Statement Filed

                                May 17, 2004                                 Item 12                                           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.
By: /s/ Paul A. Criscillis, Jr. Paul A. Criscillis, Jr. Senior Vice President Chief Financial Officer
By: /s/ Robert E. Schnelle Robert E. Schnelle Vice President Chief Accounting Officer

August 17, 2004