Form 10-Q
period 2004-10-02
NATIONAL VISION INC
filed 2004-11-16
CIK 868263

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
October 2, 2004	Number 0-20001

NATIONAL VISION, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-1910859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

296 Grayson Highway
Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip Code)

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

YES [X]    NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).

YES [_]    NO [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES [X]    NO [_]

The number of shares of Common Stock of the registrant outstanding as of November 8, 2004 was 5,359,679.

FORM 10-Q INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
October 2, 2004 and January 3, 2004
(in thousands)

	October 2, 2004 (unaudited)	January 3, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,092	$3,545
Accounts receivable (net of allowance: 2004 - $741; 2003 - $769)	3,067	3,078
Inventories	15,143	17,387
Other current assets	1,122	1,278
Deferred income tax asset	7,202	7,305

Total current assets	36,626	32,593

PROPERTY AND EQUIPMENT:
Equipment	22,506	20,383
Furniture and fixtures	7,837	7,785
Leasehold improvements	6,701	6,556
Construction in progress	564	1,750
	37,608	36,474
Less accumulated depreciation	(25,872)	(22,855)

Net property and equipment	11,736	13,619

INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization:
2004 - $25,097; 2003 - $19,466)	87,648	93,279

OTHER ASSETS AND DEFERRED COSTS
(net of accumulated amortization:
2004 - $1,133; 2003 - $964)	684	806

	$136,694	$140,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
October 2, 2004 and January 3, 2004
(in thousands except share and par value information)

	October 2, 2004 (unaudited)	January 3, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,253	$3,506
Accrued expenses and other current liabilities	25,065	25,132
Senior Subordinated Notes - current portion		545

Total current liabilities	30,318	29,183

DEFERRED INCOME TAX LIABILITY	7,571	7,305

OTHER LONG TERM LIABILITIES	117

SENIOR SUBORDINATED NOTES	78,114	94,939

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 5,000,000 shares authorized, none issued

Common stock, $0.01 par value; 10,000,000 shares authorized, 5,355,679 and 5,243,047 shares issued and outstanding at October 2, 2004 and January 3, 2004, respectively	54	52
Additional paid-in capital	25,378	25,129
Deferred stock compensation	(250)	(108)
Retained deficit	(4,289)	(15,932)
Accumulated other comprehensive loss	(319)	(271)

Total shareholders' equity	20,574	8,870

	$136,694	$140,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Retail sales, net	$55,427	$55,454	$169,603	$157,962
Premium revenue	1,943	1,679	5,663	4,666
Other revenue	536	413	1,409	1,029

Total net revenue	57,906	57,546	176,675	163,657
Cost of goods sold	24,851	26,536	76,306	73,730

Gross profit	33,055	31,010	100,369	89,927
Selling, general & administrative expense	27,235	27,581	84,780	84,791
Restructuring expense		484		484
Operating income	5,820	2,945	15,589	4,652
Other income (expense)
Interest expense	(2,455)	(3,226)	(8,206)	(9,849)
Gain on repurchase of Senior Subordinated Notes	181		3,083
Restructuring expense		(484)		(484)
Other income, net	129	27	197	104

Earnings (loss) before taxes, discontinued operations and cumulative effect of a change in accounting principle	3,675	(254)	10,663	(5,093)
Income tax expense	266		614

Earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	3,409	(254)	10,049	(5,093)

Discontinued operations:

Operating income from discontinued operations	384	593	1,749	1,393
Gain (loss) on disposal	9	17	(57)	(149)
Income tax expense	(28)		(98)
Earnings from discontinued operations	365	610	1,594	1,244

Earnings (loss) before cumulative effect of a change in accounting principle	3,774	356	11,643	(3,849)

Cumulative effect of a change in accounting principle				(564)

Net earnings (loss)	$3,774	$356	$11,643	$(4,413)

Net earnings (loss) per common share (see Note 5):

Basic	$0.73	$0.07	$2.29	$(0.88)

Diluted	$0.67	$0.07	$2.09	$(0.88)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2004	September 27, 2003
OPERATING ACTIVITIES:
Net earnings (loss)	$11,643	$(4,413)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	10,105	11,993
Loss (gain) on disposal of equipment	114	(37)
Gain on repurchase of Senior Subordinated Notes	(3,083)
Deferred income tax provision	369
Cumulative effect of a change in accounting principle		564
Other	61	(54)
Changes in operating assets & liabilities:
Accounts receivable	11	(547)
Inventories	2,244	(1,180)
Other current assets	156	252
Other assets	(37)
Accounts payable	1,747	2,549
Accrued expenses and other current liabilities	(67)	(2,996)
Other long-term liabilities	117

Net cash provided by operating activities	23,380	6,131

INVESTING ACTIVITIES:
Proceeds from sale of equipment	205	184
Purchases of property & equipment	(2,742)	(2,425)

Net cash used in investing activities	(2,537)	(2,241)

FINANCING ACTIVITIES:
Purchase of Senior Subordinated Notes	(11,736)
Repayments of Senior Subordinated Notes	(2,551)	(8,160)
Payments of deferred financing costs	(9)
Advances on revolving credit facility		1,679
Payments on revolving credit facility		(1,679)

Net cash used in financing activities	(14,296)	(8,160)

Net increase (decrease) in cash	6,547	(4,270)
Cash, beginning of period	3,545	9,020

Cash, end of period	$10,092	$4,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2004
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

(2) SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies that we follow are set forth in Note 2 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. The following is a summary of the most significant accounting policies influencing the three and nine-month periods ended October 2, 2004.

Principles of Consolidation

The consolidated financial statements include our accounts as well as our subsidiaries’ accounts. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Our retail customers generally pay for their eyewear products at the time they place an order. We defer revenue recognition until delivery of the product by estimating the value of transactions for which final delivery to the customer has not occurred at the end of the period presented. These estimates are based on recent trends. Payments received prior to final delivery of the product are reflected as deposit liabilities within accrued liabilities.

In May 2003, we began to offer an extended warranty which provides for repair and replacement service during the first year after purchase. Revenues from the sale of these extended warranty contracts are deferred and amortized over the life of the contract on a straight-line basis.

A reconciliation of the changes in deferred revenue from the sale of warranty contracts described above is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Beginning balance	$3,330	$821	$2,680	$—
Warranty contracts sold	1,584	1,672	4,992	2,565
Amortization of deferred revenue:
Included in continuing operations	(1,474)	(401)	(3,950)	(464)
Included in discontinued operations	(121)	(68)	(403)	(77)

Ending balance	$3,319	$2,024	$3,319	$2,024

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

At October 2, 2004, our deferred tax liabilities exceed our deferred tax assets.  In previous periods our deferred tax assets exceeded our deferred tax liabilities and a valuation allowance was recorded against this net deferred tax asset because it was not considered "more likely than not" that we would be able to realize these excess NOL carryforwards to offset the future taxes.  During the first nine months of 2004, the Company generated taxable income sufficient to reverse the valuation allowance previously recorded against the net deferred tax asset resulting in a reduction of the effective tax rate to 5.8%.  In 2005, we expect our effective tax rate to more closely approximate the statutory tax rates.

Our ability to utilize our NOL carry-forwards to offset taxable income could be limited in the event of a greater than 50% change in our stock ownership, as defined by Section 382 of the Internal Revenue Code (the “Code”). As of October 2, 2004, we estimate that the cumulative change in ownership of our stock, as defined by Section 382 of the Code, is 27.2%. Any such limitation under Section 382 of the Code would be based on (1) our stock value and the Federal exempt tax rate on the date prior to the ownership change, (2) the amounts of any “built-in gains” (as defined in the Code) on the date of the ownership change, and (3) any gains subsequently realized upon repurchase of debt securities that were outstanding at the date of the ownership change. These limitations could create a cap on the amount of net operating loss carry-forwards that would be deductible for each year going forward until the amount is depleted or the time limitation on these net operating loss carry-forwards expires. A limitation in or loss of our ability to utilize the net operating loss carry-forwards could result in a significant non-cash charge to write down the deferred income tax asset recorded with respect to the NOL carry-forwards. Additionally, following such a change in control we would begin making income tax payments on our taxable income in excess of the net operating loss carry-forwards limitation amount.

 After filing our U.S. Federal income tax return for 2003, we had U.S. regular tax net operating loss carry-forwards of  $81.3 million that can be used to reduce future federal income taxes. If not utilized, the carry-forwards will begin to expire in 2009.

Accounting for Stock Options

We apply the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock Option option awards continue to be accounted for in accordance with APB Opinion No. 25. The number of shares to be issued and the per share strike price are not subject to uncertainty; accordingly, our stock option grants qualify for fixed accounting treatment. As a result, we do not record compensation expense in connection with the granting of these stock options. (See Note 6 to the Condensed Consolidated Financial Statements.)

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

(3) DISCONTINUED OPERATIONS

During the third quarter of 2004, we closed 17 vision centers inside Wal-Mart stores located in the United States and 2 vision centers in Wal-Mart de Mexico stores. The 17 closings inside the Wal-Mart stores located in the United States were the result of lease expirations. One of these stores was moved to a freestanding location within the vicinity of the closed location and is therefore not considered as a discontinued operation.  The 2 locations inside Wal-Mart de Mexico stores were closed due to poor operating results and prospects. Condensed information for the 18 stores closed this quarter that are considered discontinued operations, the 33 stores closed during the first six  months of 2004 and the 54 stores closed in 2003 is presented below. The gain (loss) on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets. Historical operating results for these closed vision centers have been reclassified as discontinued operations and shown separately for all periods presented in the Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Total net sales	$1,841	$7,932	$10,545	$26,142
Operating income	$384	$593	$1,749	$1,393
Gain (loss) on disposal	$9	$17	$(57)	$(149)
Income tax expense	$28		$98

(4) SENIOR SUBORDINATED NOTES AND REVOLVING LINE OF CREDIT

Interest on our Senior Subordinated Notes accrues at the rate of 12% per annum and is payable twice a year at the end of March and September. Principal repayments are required semi-annually at the end of February and August based on excess cash flow (as defined) for the prior six-months periods ended June and December. The semi-annual principal repayments are limited to an amount that causes us to maintain a minimum pro forma cash balance of $3 million as of the measurement date. Our cash balance at the most recent measurement date was $5,006,000, limiting our August 2004 principal repayment to $2,006,000. The Senior Subordinated Notes mature on March 30, 2009.

Our revolving credit facility with Fleet Retail Group (the “Fleet Facility”) bears interest at the prime rate plus 0.75% per annum or at LIBOR plus 3.0%. Any borrowings made under this facility are secured by substantially all of our assets. The Fleet Facility contains various restrictive covenants and requires us to maintain minimum levels of EBITDA (as defined) and a minimum fixed charge coverage ratio (as defined) and limits the amount of our capital expenditures. We had no outstanding borrowings on the Fleet Facility at October 2, 2004. However, we had issued letters of credit under the facility aggregating $4.0 million. Our availability under the Fleet Facility at October 2, 2004, after reduction for the outstanding letters of credit, was approximately $3.3 million. On October 26, 2004, we amended the Fleet Facility to, among other things, increase our limit on capital expenditures for 2005 from $5,500,000 to $6,250,000 and exclude amounts we expend for the repurchase of Senior Subordinated Notes from the fixed charge coverage ratio for periods through January 1, 2005. The amendment also permits Fleet, at its discretion, to decline any request we may make for advances through February 28, 2005.

(5) EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed as basic earnings per common share adjusted for the effect of all potential common stock equivalent shares. The computation of basic and diluted earnings per common share (“EPS”) is summarized as follows (amounts in thousands except per share information):

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Net earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	$3,409	$(254)	$10,049	$(5,093)
Earnings from discontinued operations	365	610	1,594	1,244
Earnings (loss) before cumulative effect of a change in accounting principle	3,774	356	11,643	(3,849)
Cumulative effect of a change in accounting principle				(564)
Net earnings (loss)	$3,774	$356	$11,643	$(4,413)

Weighted average shares outstanding for basic EPS	5,137	5,042	5,087	5,028
Net effect of dilutive stock options and restricted stock awards	498	201	488
Weighted average shares outstanding for diluted EPS	5,635	5,243	5,575	5,028

Net earnings (loss) per basic share:
Earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	$0.66	$(0.05)	$1.98	$(1.01)
Earnings from discontinued operations	0.07	0.12	0.31	0.24
Earnings (loss) before cumulative effect
of a change in accounting principle	0.73	0.07	2.29	(0.77)
Cumulative effect of a change in accounting principle				(0.11)
Net earnings (loss) per basic share	$0.73	$0.07	$2.29	$(0.88)

Net earnings (loss) per diluted share:
Earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	$0.61	$(0.05)	$1.80	$(1.01)
Earnings from discontinued operations	0.06	0.12	0.29	0.24
Earnings (loss) before cumulative effect of a change in accounting principle	$0.67	$0.07	$2.09	$(0.77)

Cumulative effect of a change in accounting principle				(0.11)
Net earnings (loss) per diluted share	$0.67	$0.07	$2.09	$(0.88)

For the three and nine month periods ended September 27, 2003, approximately 286,000 and 467,000 stock options and unvested restricted shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
As reported:
Net earnings (loss)	$3,774	$356	$11,643	$(4,413)
Pro forma compensation expense	(39)	(17)	(91)	(52)
Pro forma net earnings (loss)	$3,735	$339	$11,552	$(4,465)

Basic net earnings (loss) per share as reported:
Net earnings (loss) per basic share	$0.73	$0.07	$2.29	$(0.88)
Pro forma compensation expense per basic share	(0.01)		(0.02)	(0.01)
Pro forma net earnings (loss) per basic share	$0.72	$0.07	$2.27	$(0.89)

Diluted net earnings (loss) per share as reported:
Net earnings (loss) per diluted share	$0.67	$0.07	$2.09	$(0.88)
Pro forma compensation expense per diluted share	(0.01)		(0.02)	(0.01)
Pro forma net earnings (loss) per diluted share	$0.66	$0.07	$2.07	$(0.89)

On June 29, 2004, our shareholders approved the National Vision, Inc., 2004 Equity Incentive Plan (the “2004 Equity Plan”). This Plan replaced the Company’s Restated Stock Option and Incentive Award Plan (the “Option Plan”) and the Restated Non-Employee Director Stock Option Plan (the “Directors Plan”). As a result, no additional awards may be granted under the Option Plan or the Directors Plan. As of June 29, 2004 there were 28,253 and 45,000 shares available for grant under the Option Plan and the Directors Plan, respectively. The total shares available for grant under the 2004 Equity Plan is 373,253, which represents an increase of 300,000 shares over the shares available under the Option Plan and the Directors Plan. In addition, any shares subject to outstanding grants under the Option Plan and the Directors Plan on June 29, 2004, which are forfeited or expire on or after June 29, 2004 will become available for grant under the 2004 Equity Plan.

On June 29, 2004 we issued 107,500 restricted shares and 50,000 options under the 2004 Equity Plan. The restricted shares were issued to management, and each of the five members of the Board of Directors received an option covering 10,000 shares. Of the restricted shares issued, 5,000 were cancelled during the third quarter of 2004, leaving 102,500 outstanding at October 2, 2004, of which, 51,250 vest on the third anniversary of the grant date. The remaining 51,250 vest on the fifth anniversary of the grant date with accelerated vesting if the Company achieves certain financial goals. The options were issued at an exercise price equal to the fair market value on the date of grant. The options vest at the rate of 50% on the first anniversary of the grant date, and 25% on each of the second and third anniversaries of the grant date. At October 2, 2004, a total of 599,275 options and 312,650 restricted shares were outstanding under the 2004 Equity Plan, the Option Plan and the Directors Plan. Also at October 2, 2004 there were 245,240 shares available for grant under the 2004 Equity Plan.

In addition, pursuant to the terms of our Management Incentive Plan (the “Incentive Plan”), 401,410 performance units were awarded to members of senior management on June 29, 2004. The performance period expires on June 29, 2007. Each performance unit is payable in cash in an amount equal to the excess, if any, of the average market value of a share of the Company’s common stock during the 20 consecutive trading days ending June 29, 2007 over the closing price of a share of the Company’s common stock on June 29, 2004  ($2.30). During the third quarter of 2004, 8,105 of these performance units were cancelled leaving 393,305 units outstanding at October 2, 2004 . We recorded compensation expense of $117,000 during the third quarter of 2004 relating to these units. The expense was estimated based on the excess of the closing price of our common stock on October 1, 2004 over the closing price of our common stock at June 29, 2004, and the portion of the performance period elapsed as of October 2, 2004. The estimated expense of $117,000 is shown as Other Long Term Liabilities in the Condensed Consolidated Balance Sheets.

(7) CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

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

(8) SUPPLEMENTAL DISCLOSURE INFORMATION

(i)	Supplemental cash flow information (amounts in thousands):

	Nine Months Ended
	October 2, 2004	September 27, 2003
Cash paid for:
Interest	$11,061	$13,055
Income taxes, net of refunds	$415	$8

(ii)	Inventory balances, by classification, are summarized as follows (amounts in thousands):

	Balance at October 2, 2004	Balance at January 3, 2004
Raw materials and work-in-process	$8,009	$9,941
Finished goods	6,698	6,961
Supplies	436	485
	$15,143	$17,387

(iii)	Accrued Expenses and Other Current Liabilities

Significant components of accrued expenses and other current liabilities are summarized as follows (amounts in thousands):

	Balance at	Balance at
	October 2, 2004	January 3, 2004
Accrued employee compensation and benefits	$8,092	$3,757
Provision for self-insured liabilities	$3,410	$3,785
Deferred revenue	$3,657	$2,965
Customer deposit liability	$2,606	$2,231
Accrued rent expense	$4,065	$5,612
Accrued interest expense	$59	$2,986

(iv)	Product Warranty Liability

The following table details the activity in our product warranty liabilities for the nine-month periods ended October 2, 2004 and September 27, 2003. This represents our liability for certain product warranty services provided free of charge (amounts in thousands):

	Nine Months Ended
	October 2, 2004	September 27, 2003
Beginning balance	$716	$1,120
Charged to expense	4,317	5,420
Claims paid	(4,545)	(5,520)
Ending balance	$488	$1,020

 (9) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which consists of net income and foreign currency translation adjustments, was $3.8 million and $257,000 for the three months ended October 2, 2004 and September 27, 2003, respectively. For the nine months ended October 2, 2004 and September 27, 2003, the comprehensive income (loss) was $11.6 million and $(4.5) million, respectively.

(10) RELATED PARTY TRANSACTIONS

On August 20, 2004, the Company and Dr. Marc Nelson, a member of the Board of Directors, entered into a consulting agreement under which Dr. Nelson will provide certain consulting services at the hourly rate of $150 with respect to the Company’s free-standing vision centers. The Audit Committee of the Board of Directors has approved this agreement.  The Company expects that Dr. Nelson will provide approximately four hundred hours of such services over the next 12 months.  Nelson Eye Associates, P.C., a professional corporation owned by Dr. Nelson, leases 10 vision centers from the Company including a freestanding vision center located in West Berlin, NJ. During the nine month periods ended October 2, 2004 and September 27, 2003, Nelson Eye Associates paid the Company approximately $231,000 and $226,000, respectively, in rent for these locations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND STRATEGIES

We were founded in 1990 to operate vision centers inside Wal-Mart stores located in the United States. We are still primarily an optical retailer and at October 2, 2004, 74% of our retail locations operated inside domestic Wal-Mart stores. These 311 domestic Wal-Mart stores contribute substantially more than 74% of consolidated revenues and income.

Under our Master License Agreement with Wal-Mart, we were granted the right to open 400 such vision centers. We opened our 400th location in 2001. We have a right to operate each vision center for a base term of nine years followed by a three-year renewal. Under certain circumstances, primarily when a Wal-Mart store closes because a new SuperCenter was built to replace it, the lease term for our vision center starts over, giving us an additional twelve years to operate in that location assuming exercise of the renewal option.

 Since the end of 2001 and through October 2, 2004, we have closed 63 vision centers within domestic Wal-Mart stores because the twelve-year lease term expired. We have closed another 13 stores after the base term expired because the store economics did not warrant exercise of our renewal option. Additionally, we closed 13 stores prior to the expiration of the base term as a result of poor operating results and prospects.

We expect to close an additional 7 domestic Wal-Mart locations as their leases expire over the last three months of fiscal 2004. These seven stores are being returned to Wal-Mart at the expiration of the renewal term. During the first nine months of fiscal 2004, these stores generated $3.5 million in revenue.

We presently expect to close 34 domestic Wal-Mart stores as their leases expire in fiscal 2005. All of these are being returned to Wal-Mart at the expiration of the renewal term. During the first nine months of fiscal 2004, these stores generated $16.3 million in revenue.

The domestic Wal-Mart store closings present the Company’s management with a significant challenge. We are seeking to create and develop other business opportunities to improve our ability to pay or refinance our senior secured debt before its final maturity on March 30, 2009. To the extent that we do not create and develop these other opportunities, we increase the risk that we will be unable to repay or refinance this debt. In order to address these issues, we are:

1)	Seeking to optimize the profitability of our existing stores to reduce outstanding principle under our Notes and maximize the time available to develop new sustainable growth vehicles,
2)	Reviewing and testing growth opportunities within optics, and
3)	Testing non-optics opportunities inside Wal-Mart stores.

Optimizing the Profitability of Existing Stores

From mid-2002 to the end of 2003, we implemented significant changes in our store-level businesses, resulting in a higher average sales transaction value and higher gross margins. Although we continue to make improvements, the bulk of these changes had been implemented by the beginning of the current fiscal year. As a result, our stores were able to operate on a more stable basis throughout the first nine months of fiscal 2004 and achieve significantly better results than in the first nine months of fiscal 2003 when they were dealing with rapid and substantive changes.

During the third quarter of 2004 we completed a rebidding process with all of our eyeglass lens vendors. As a result of this process, we reduced the number of our lens suppliers and obtained price reductions on future lens purchases.

We have also begun a program of importing frames direct from foreign vendors. This will enable us to expand our frame selection at various retail price points with frames that cost less than those we purchase domestically. By the end of 2005, we expect that we will be importing between 10% and 15% of all frame purchases.

See “RESULTS OF OPERATIONS” below for further information regarding our operating results for the three and nine-month periods ended October 2, 2004.

Growth Opportunities within Optics

We have reviewed several opportunities within optics and are presently beginning to implement two of them.

In the latter half of August, concurrent with the expiration of one of our current leases with Wal-Mart, we relocated an existing vision center to a new freestanding location in the same general vicinity. This was our first freestanding location since emerging from bankruptcy in 2001. All store personnel as well as the independent optometrist transferred from our vision center in Wal-Mart to the new freestanding location. On November 11, 2004 we similarly relocated another of our vision centers to a freestanding location. The operation of freestanding vision centers near our former Wal-Mart locations is a test, not a proven concept for us. Our historical strength has been in operating stores within host environments. Operating within a host such as Wal-Mart guarantees high traffic and visibility while allowing us to minimize advertising costs. We have not projected as high a level of revenue for the new locations as we are achieving at the locations that are closing. In addition, we expect higher advertising costs at these locations. We also may find it difficult to attract and retain independent optometrists, particularly those who may prefer to practice in Wal-Mart stores. We may need to offer attractive lease terms and other arrangements to these optometrists. Such arrangements may also increase our cost of doing business at these locations. If we learn that we can profitably operate freestanding stores near our closed locations, we could adopt this as a strategy that could at least partially offset lost revenues from such closed locations.

Our second opportunity is to open and operate vision centers subleased from Wal-Mart in Oklahoma. We have developed a business model for our proposed operations in that state. We have initiated litigation seeking a declaratory judgment confirming that our proposed business model complies with applicable legal requirements. See “Other Information - Legal Proceedings”. We believe that Wal-Mart operates approximately 100 locations in Oklahoma. If we obtain a favorable judgment, we may be able to expand our operations into that state. We are unable to predict whether we will prevail in the litigation and whether and on what terms we may be able to operate vision centers in Oklahoma. We also have no agreement with Wal-Mart as to whether we can operate multiple vision centers using this model.

Another opportunity for us is to operate vision centers on military bases in the United States. Since May 2001 we have opened 16 vision centers on military bases and closed 5 vision centers on military bases. We have been awarded contracts to open 3 additional vision centers on military bases in 2005. We intend to continue to bid for military optical locations as they are offered.

Other Growth Opportunities

In May 2004, we opened home medical equipment (“HME”) stores inside Wal-Mart locations in Hazleton, Pennsylvania and Murfreesboro, Tennessee. In these stores, we are selling items such as wheel chairs, scooters, lift chairs, diabetic shoes and hosiery, commode seat risers, bathtub rails and various orthopedic products.

Our research of the industry prior to opening these stores indicated that new medical equipment stores require a full three years to ramp up to stable sales volume. Accordingly, our operating projections assumed slow but growing sales, and net losses in the early months of operation. To date, we have fallen short of projected results but we started to see some improvement at the end of the third quarter.

Presently, we are unable to predict whether our two HME test stores will achieve acceptable levels of profitability. If these stores do prove to be sufficiently profitable, we will likely find it very difficult to open new stores at a pace that supplants the vision centers that will close, first because of the long lead time involved in securing new locations and secondly because our Senior Subordinated Note Indenture may limit our investment in non-optical businesses to a cumulative total of $1.0 million from May 31, 2001 through March 30, 2009. As of October 2, 2004, we have utilized $475,000 of this amount. These limitations may affect our ability to open additional stores.

Additional New Business

Our HMO subsidiary has historically opened optometric examination offices in California Wal-Mart stores in which we have operated vision centers. During 2004, the HMO began operating optometric examination offices in certain California Wal-Mart and Sam’s Club stores in which the vision center is operated by Wal-Mart. As of October 2, 2004 we operated 16 such doctor’s offices. Most, but not all, of such practices in Wal-Mart stores are in locations where we previously operated a vision center.  We presently expect to open 13 additional optometric offices through the end of 2005 in Wal-Mart stores where the vision center will be operated by Wal-Mart.  Revenues generated by each optometric practice are significantly less than revenues generated by a retail vision center.

Retention of Financial Advisor

On May 17, 2004, the Company announced that its Board of Directors had retained TM Capital, Inc., an investment-banking firm, as its financial advisor to review the Company’s strategic alternatives. This review is ongoing. As a result, the Company may ultimately pursue strategies additional to or different from those described above.

RESULTS OF OPERATIONS

Our results of operations in any period are significantly affected by the number and mix of vision centers operating during such period. Vision centers in operation were as follows:

	As of	As of
	October 2, 2004	September 27, 2003
Wal-Mart
Domestic	311	373
Mexico	35	37
Fred Meyer	47	47
Military	27	24
Freestanding	1

Total	421	481

Vision centers currently reported in continuing operations	421	415

THREE MONTHS ENDED OCTOBER 2, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 27, 2003

CONTINUING OPERATIONS

Retail Sales, Net. In the current year three-month period, total domestic comparable store sales were down 1.5% compared to the prior year three-month period. The following reconciliation shows the components of the change in retail sales (amounts in thousands):

	Three Months Ended
	October 2, 2004	September 27,2003	% Change

Domestic comparable stores sales	$53,234	$54,056	-1.5%
Domestic - other (a)	1,076	304	253.9%
Mexico	1,117	1,094	2.1%
Total retail sales, net	$55,427	$55,454

a)

This category includes vision center stores that were not operating during the prior year quarter, the store that was relocated after its lease with Wal-Mart expired and two home medical equipment stores that opened in the current year.

We achieved flat retail sales in the current year third quarter despite the fact that the prior year quarter included sales of approximately $3.5 million from our semi-annual contact lens event, while the revenues from this event in 2004 were recognized in our second quarter when the products were delivered to our customers.  Excluding the contact lens event sales from the prior year, retail sales for the current year quarter increased $3.5 million over the prior year. Comparable store sales, excluding sales reported in the prior year for the contact lens event increased 5.1%.

The increase in sales excluding the contact lens event was attributable to increased sales of both eyeglasses and contact lenses and an increase in sales of our extended warranty plan as described in the following paragraph.

In May 2003, we began offering a twelve-month extended warranty plan in our Wal-Mart vision centers to provide for repair and replacement of eyeglasses during the first year after purchase. Revenue recognized during the current year quarter was approximately $1.5 million compared to $400,000 during the prior year quarter. Approximately 53% of our eyeglass transactions during the current year quarter included an extended warranty purchase. We expect the increases in revenue due to warranty sales to have a continued favorable impact on the remainder of 2004, but to a lesser extent than in the current year quarter. This revenue is reflected in “Retail sales, net” in our Condensed Consolidated Statements of Operations.

Premium Revenue. The increase in premium revenue for vision examination insurance can be largely attributed to increased enrollments in our California health maintenance organization. The HMO had approximately 168,000 members as of October 2, 2004 compared to approximately 112,000 members as of September 27, 2003.

Other Revenue. In 2003, we began manufacturing eyeglasses for a small retail optical company. Total revenue from this line of business for the three months ended October 2, 2004 was approximately $59,000 less than the prior year three-month period ended September 27, 2003. In January 2004 we began operating optometric examination offices in certain California Wal-Mart stores in which Wal-Mart operates a vision center. Revenue from patient co-payments was approximately $172,000 for the three months ended October 2, 2004.

Gross Profit. In the current year three-month period, gross profit dollars increased over gross profit dollars in the prior year three-month period. The components of sales and gross profit for these periods are detailed below (dollars in thousands):

	Three Months Ended
	October 2, 2004		September 27, 2003

Retail sales, net	$55,427	100.0%	$55,454	100.0%
Retail cost of goods sold	23,290	42.0%	24,838	44.8%
Retail gross profit	$32,137	58.0%	$30,616	55.2%

Premium and other revenue	$2,479	100.0%	$2,092	100.0%
Other cost of sales	1,561	63.0%	1,698	81.2%
Other gross profit	$918	37.0%	$394	18.8%

Total net sales	$57,906	100.0%	$57,546	100.0%
Total cost of goods sold	24,851	42.9%	26,536	46.1%
Total gross profit	$33,055	57.1%	$31,010	53.9%

The improvement in the retail gross profit as a percent of sales in the current year quarter was in large part attributable to an increased ratio of eyeglass sales to retail net sales. In the current year quarter, eyeglass sales, which yield a higher margin than do contact lens sales, were 75.0% of retail net sales compared to 73.0% in the prior year quarter. Contact lens sales were 19.3% of retail net sales in the current year quarter compared to 23.3% in the prior year quarter, principally because of the timing of our contact lens event.

Other factors contributing to the improvement in the gross profit percent included an increase in revenue recognized from sales of extended warranties to $1,474,000 in the current year quarter from $401,000 in the prior year quarter, which improved margins as a percent of sales by approximately 0.8% in the current year quarter compared to the prior year quarter. Also, Fred Meyer locations experienced a decrease in rent (a component of Cost of Goods Sold) due to a revision in the lease agreement which became effective in January 2004. This resulted in savings of approximately $330,000 during the third quarter of 2004 compared to 2003 and favorably impacted the gross margin percentage by approximately 0.6%.

In addition, a change in our lens offering made in September 2003 and lower remake and warranty costs contributed to the improved gross profit percent.

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

Selling, General, and Administrative Expense (“SG&A expense”). SG&A expense includes both store operating expenses and home office overhead and is shown below (dollars in thousands):

	Three Months Ended
	October 2, 2004		September 27, 2003
		% of		% of
	Amount	Total Revenue	Amount	Total Revenue
Store operating expenses	$17,991	31.1%	$18,227	31.7%
Store depreciation & amortization	843	1.5%	1,386	2.4%
Field supervision	1,338	2.3%	1,500	2.6%
Corporate support	4,754	8.2%	4,276	7.4%
Amortization of contractual rights	1,878	3.2%	1,848	3.2%
Other depreciation & amortization	431	0.7%	344	0.6%
Total SG&A expense	$27,235	47.0%	$27,581	47.9%

The decline in store operating expenses in the current year quarter compared to the prior year quarter was primarily attributable to reduced workers compensation self-insurance provisions because of improved claims experience. Store depreciation and amortization costs declined in the current year quarter due to leasehold improvements and equipment at some stores becoming fully depreciated. We expect the year-over-year decline in depreciation expense to continue.

Field supervision expense declined in the current year quarter due to a reduction in the number of district managers.

The increase in corporate support in the current year quarter was primarily attributable to accruals made for incentive compensation expense. Because of improvement in our earnings year-over-year and an increase in our stock price, we accrued approximately $0.7 million in the current year quarter for payments expected to be made under various incentive plans. In the prior year quarter, there were no incentive plan accruals because we were not achieving our targeted operating results.  Declines in professional fees and retail support center payroll and benefits partially offset this increase.

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

Interest Expense. The outstanding balance of our Senior Subordinated Notes is the primary driver of interest expense. Interest expense declined by approximately $0.8 million in the third quarter of 2004 compared to the third quarter of 2003 due to principal repayments and Note repurchases made during the second half of 2003 and the first nine months of 2004.

Gain on Repurchase of Notes. During the third quarter of 2004, we repurchased Notes with a par value of $0.7 million for total cash payments of $0.5 million, resulting in a gain of $0.2 million.

Income Tax Expense. The income tax expense in the current year three-month period consists of the amount we expect to pay under federal alternative minimum tax provisions and in states in which our taxable income cannot be offset by our net operating loss carry-forwards, plus deferred income tax provisions, offset by a reduction in the previously recorded valuation allowance.

Discontinued Operations. During the third quarter of 2004, we closed 17 vision centers inside Wal-Mart stores located in the United States and 2 vision centers in Wal-Mart de Mexico stores.  The 17 closings inside the Wal-Mart stores located in the United State were the result of lease expirations.  One of these stores was relocated to a freestanding location within the vicinity of the closed location and is therefore not considered a discontinued operation.  The 2 locations inside Wal-Mart de Mexico stores were closed due to poor operating results and prospects. In addition, during the first half of 2004 and fiscal year 2003, we closed 33 and 54 vision centers, respectively. The gain on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets. Historical operating results for these closed vision centers, excluding the vision center relocated to a freestanding location, have been reclassified as discontinued operations and presented separately for all periods presented in the accompanying Condensed Consolidated Statements of Operations. Condensed information for these closed stores is presented below (dollars in thousands):

	Three Months Ended
	October 2, 2004	September 27, 2003

Total net sales	$1,841	$7,932
Operating income	$384	$593
Gain on disposal	$9	$17
Income tax expense	$28

NINE MONTHS ENDED OCTOBER 2, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 2003

CONTINUING OPERATIONS

Retail Sales, Net. In the current year nine-month period, total domestic comparable store sales were up 6.6% over the prior year nine-month period. The following reconciliation shows the components of the change in retail sales (amounts in thousands):

	Nine Months Ended
	October 2, 2004	September 27, 2003	% Change

Domestic comparable store sales	$163,946	$153,725	6.6%
Domestic - other (a)	2,344	829	182.8%
Mexico	3,313	3,408	-2.8%
Total retail sales, net	$169,603	$157,962	7.4%

a)	This category includes vision center stores that were not operating during the prior year nine-month period, the store that was relocated after its lease with Wal-Mart expired and two home medical equipment stores that opened in the current year nine-month period.

In May 2003, we began offering a twelve-month extended warranty plan in our Wal-Mart vision centers to provide for repair and replacement of eyeglasses during the first year after purchase. Revenue recognized during the current year nine-month period was approximately $4.0 million compared to $464,000 during the prior year nine-month period. Approximately 51% of our eyeglass transactions during the current year nine-month period included an extended warranty purchase. We expect the increase in revenue due to warranty sales to have a continued favorable impact on the remainder of 2004, but to a lesser extent than in the current nine-month period. This revenue is reflected within “Retail sales, net” in our Condensed Consolidated Statements of Operations.

The remaining increase in retail net sales during the current year nine-month period was attributable to a variety of operational improvements in our stores. During the first nine months of 2004, we continued to benefit from changes made during the course of 2003 to help drive domestic sales. Although it is difficult to quantify the impact of each of these activities, we believe the following factors had the most significant impact on our retail domestic comparable store sales increase in the first nine months of 2004.

1.

In 2003, we implemented significant merchandising changes in every major category (frames, spectacle lenses and contact lenses) to modernize our collection and simplify the presentation for the customer. The most significant category changes affecting the current nine months are as follows:

a)

During the first quarter of 2003, we updated our frame collection to modernize and simplify our presentation. As part of this process, we substantially reduced the number of frame vendors, consolidated price points, and enhanced the presentation of frames to make them more brand focused for the customer, and easier to manage for our associates. We fully benefited from this change in the first nine months of 2004 compared with only a portion of the prior year nine-month period.

b)

During the first half of 2003, we aligned our contact lens selection with the products most frequently prescribed by our independent doctors. This favorably impacted our contact lens sales for the first nine months of 2004 which are up approximately 10.6% over the prior year nine-month period.

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

Premium Revenue. The increase in premium revenue for vision examination insurance can be largely attributed to increased enrollments in our California health maintenance organization. The HMO had approximately 168,000 members as of October 2, 2004 compared to approximately 112,000 members as of September 27, 2003.

Other Revenue. In 2003, we began manufacturing eyeglasses for a small retail optical company. Total revenue from this line of business in the current year nine-month period was approximately $109,000 more than in the prior year nine-month period. In January 2004, we began operating optometric examination offices in certain California Wal-Mart stores in which Wal-Mart operates a vision center. Revenue from patient co-payments was approximately $287,000 for the nine-month period ended October 2, 2004.

Gross Profit. In the current year nine-month period, gross profit dollars increased over gross profit dollars in the prior year nine-month period. The components of sales and gross profit for these periods are detailed below (dollars in thousands):

	Nine Months Ended
	October 2, 2004		September 27, 2003

Retail sales, net	$169,603	100.0%	$157,962	100.0%
Retail cost of goods sold	71,352	42.1%	69,009	43.7%
Retail gross profit	$98,251	57.9%	$88,953	56.3%

Premium revenue and other revenue	$7,072	100.0%	$5,695	100.0%
Other cost of sales	4,954	70.1%	4,721	82.9%
Other gross profit	$2,118	29.9%	$974	17.1%

Total net sales	$176,675	100.0%	$163,657	100.0%
Total cost of goods sold	76,306	43.2%	73,730	45.1%
Total gross profit	$100,369	56.8%	$89,927	54.9%

The improvement in retail gross margin to 57.9% in 2004 compared to 56.3% in 2003 was primarily the result of three factors:

-

An increase in revenue recognized from the sale of twelve-month extended warranties to $3,950,000 in the first nine months of 2004 from $464,000 in the first nine months of 2003, which improved margins as a percent of sales by approximately 0.9% in the current year.

-

Fred Meyer locations experienced a decrease in rent (a component of Cost of Goods Sold) due to a revision in the lease agreement which became effective in January 2004. This resulted in savings of approximately $930,000 during the first nine months of 2004 compared to the first nine months of 2003 and favorably impacted the gross margin percentage by approximately 0.6%.

-

Eyeglass margins improved during the first six months of 2004 compared to the prior year due to a change in lens offering and a reduction in remake and warranty claims. In the second half of 2003, we began testing different lens offerings to improve eyeglass profit margins and simplify customer presentation. We have substantially completed the first phase of our lens test, but expect this process to continue for the remainder of 2004.

Partially offsetting these improvements in the retail gross margin percentage was a shift in product mix to a higher percentage of contact lens sales and a lower percentage of eyeglass sales. Contact lens sales, which yield a lower margin than do eyeglass sales, increased by $3.3 million in the first nine months of 2004 to $34.2 million or 20.1% of retail net sales compared to $30.9 million or 19.6% of retail net sales in the first nine months of 2003. While our eyeglass sales increased $5.0 million in the first nine months of 2004 to $126.4 million from $121.4 million in the first nine months of 2003, as a percentage of retail net sales they declined to 74.5% from 76.8% in 2003.

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

Selling, General, and Administrative Expense (“SG&A Expense”). SG&A expense includes both store operating expenses and home office overhead and is shown below (dollars in thousands):

	Nine Months Ended
	October 2, 2004		September 27, 2003
		% of		% of
	Amount	Total Revenue	Amount	Total Revenue
Store operating expenses	$54,262	30.7%	$54,965	33.6%
Store depreciation & amortization	2,653	1.5%	4,296	2.6%
Field supervision	4,039	2.3%	4,678	2.9%
Corporate support	17,269	9.8%	14,550	8.9%
Amortization of contractual rights	5,632	3.2%	5,542	3.4%
Other depreciation & amortization	925	0.5%	760	0.4%
Total SG&A expense	$84,780	48.0%	$84,791	51.8%

Store operating expenses declined in the current year nine-month period compared to the prior year primarily as a result of reductions in payroll and benefits, telephone, supplies, repairs and maintenance and managed care claims processing costs. Payroll and benefits savings were attributable to our new personnel scheduling and incentive plans implemented to control employee costs and lower health insurance claims. Negotiation of new contracts for telephone service and implementation of a new managed care claims system generated the savings in these areas. Supply costs were down compared to the prior year nine-month period because the prior year included large expenses necessitated by the many operational changes made in the stores during 2003 to improve sales and margins.

Store depreciation and amortization costs declined in the current year nine-month period due to leasehold improvements and equipment at some stores becoming fully depreciated. We expect the year-over-year decline in depreciation expense to continue.

Field supervision expense declined in the current year nine-month period due to a reduction in the number of regional and district managers.

The increase in corporate support in the current year nine-month period was primarily attributable to accruals made for incentive compensation expense. Because of improvement in our earnings year-over-year and an increase in our stock price, during the first nine months of the current year we have accrued approximately $4.3 million for payments expected to be made under various incentive plans. In the same period last year, there were no net incentive plan accruals because we were not achieving our targeted operating results. Declines in professional fees ($1.1 million) and retail support center payroll and benefits ($0.5 million) partially offset this increase. The reduction in professional fees was the result of operational consulting fees and unusually high audit and tax return preparation fees incurred in the prior year period. The decrease in payroll and benefits costs was attributable to corporate office staff reductions made in the second half of 2003.

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

Interest Expense. The outstanding balance of our Senior Subordinated Notes is the primary driver of interest expense. Interest expense declined by approximately $1.6 million in the nine-month period ended October 2, 2004 compared to the nine-month period ended September 27, 2003 due to principal repayments and Note repurchases made during  2003 and the first nine months of 2004.

Gain on Repurchase of Notes. During 2004, we repurchased Notes with a par value of $14.8 million for total cash payments of $11.7 million, resulting in a gain of $3.1 million.

Income Tax Expense. The income tax expense in the current year nine-month period consists of the amount we expect to pay under federal alternative minimum tax provisions and in states in which our taxable income cannot be offset by our net operating loss carry-forwards, plus deferred income tax provisions, offset by a reduction in the previously recorded valuation allowance.

Discontinued Operations.

During the current year nine-month period, we closed 48 centers inside Wal-Mart stores located in the United States, 2 vision centers in  Wal-Mart de Mexico stores and 2 vision centers on military bases.  Of the 48 closings inside the Wal-Mart stores located in the United States, 35 were the result of lease expirations and 13 were closed prior to the end of their lease term due to poor operating results and prospects.  The 2 vision centers closed in Wal-Mart de Mexico stores were due to poor operating results and prospects.  The two vision centers closed on military bases were the result of lease expirations.  One of the vision centers closed inside a domestic Wal-Mart location was relocated to a freestanding location within the vicinity of the closed location and is therefore not considered a discontinued operation.  The loss on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets. Historical operating results for these closed vision centers, excluding the vision center relocated to a freestanding location, have been reclassified as discontinued operations and presented separately for all periods presented in the accompanying Condensed Consolidated Statements of Operations. Condensed information for these closed stores is presented below (dollars in thousands):
-21-

	Nine Months Ended
	October 2, 2004	September 27, 2003

Total net sales	$10,545	$26,142
Operating income	$1,749	$1,393
Loss on disposal	$(57)	$(149)
Income taxes	$98

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

Sarbanes-Oxley Act

We are a non-accelerated filer and therefore must be in compliance with Section 404 of the Sarbanes-Oxley Act beginning with our fiscal year ending December 31, 2005. Section 404 of the Act requires us to maintain an effective system of internal controls over the financial reporting process. We began the process of inventorying and documenting our internal control procedures during the second quarter of 2004. We will continue documenting our internal procedures during 2005, when we will also begin testing these controls. During the first nine months of 2004 we have incurred expenses related to our Sarbanes-Oxley compliance project of approximately $125,000. These expenses are included in selling, general and administrative expense. We expect to incur significantly greater expenses during 2005 on this project.

USE OF NON-GAAP FINANCIAL MEASURES

We refer to EBITDA in this document. EBITDA is calculated as net earnings before interest, taxes, depreciation, amortization, cumulative effect of a change in accounting principle, non-cash items, and reorganization items as defined in our  Senior Subordinated Notes Indenture (“the Indenture”). We refer to EBITDA because:

-	it is used in the calculation of the excess cash flow principal repayment under our Indenture; and

-	it is a widely accepted financial indicator of a company’s ability to service or incur indebtedness.

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

The following is a reconciliation of net earnings to EBITDA:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net earnings (loss)	$3,774	$356	$11,643	$(4,413)
Adjustment to net earnings (loss):
Interest expense, net	2,326	3,199	8,019	9,745
Income tax expense	294		712
Gain on repurchase of Notes	(181)		(3,083)
Deferred stock compensation	33	27	75	27
Cumulative effect of a change in accounting principle				564
Depreciation and amortization	3,255	3,888	10,105	11,993
EBITDA	$9,501	$7,470	$27,471	$17,916

LEASE AGREEMENTS

During the first nine-months of 2004, we closed 48 of our domestic Wal-Mart vision centers, leaving us with 311 Wal-Mart vision centers at October 2, 2004. We expect to close an additional 7 of these locations in the fourth quarter of 2004. In 2003, these 55 stores in the aggregate represented annualized sales of approximately $28.2 million and annualized store-level operating income of $3.8 million. Store-level operating income excludes corporate overhead and other costs not specifically attributable to individual stores. We presently expect to close 34 domestic Wal-Mart vision centers in 2005. We generally experience sales declines in a store’s final month of operations and incur store-closing costs of between $4,000 and $10,000 per location.

Our agreement with Wal-Mart provides that if our vision center is relocated, the lease term for that location begins again, providing us with a new 9-year initial term plus a 3-year renewal option. Our vision center is typically relocated only in connection with the conversion of the host Wal-Mart store to a SuperCenter. In 2003, 18 of our leases were extended by an average of 117 months as a result of SuperCenter conversions. For the first nine months of 2004, 13 of our leases were extended by an average of 81 months as a result of SuperCenter conversions. Based upon information released to date by Wal-Mart pertaining to its plans for SuperCenter conversions, we operate 13 vision centers whose leases could be extended as described.  Although the specific conversion dates are subject to construction or other delays, we estimate that the lease extensions for these 13 locations will average 95 months.  We expect two of these lease extensions to occur before the end of our current fiscal year.

As of October 2, 2004, 155 of our vision centers are located in Wal-Mart SuperCenters and another 13 of our vision centers are located in Wal-Mart stores that we believe could be converted to SuperCenters without involving a relocation of our vision center. Accordingly, we believe that 143 of our vision centers are located within Wal-Mart stores for which our lease term could be extended if Wal-Mart converts the store to a SuperCenter before our lease term expires.

We operate 47 vision centers in Fred Meyer stores. Under an amendment negotiated during 2003, the leases for all 47 locations will expire on December 31, 2006. At October 2, 2004, we operated 27 vision centers on U.S. Military bases. Each such lease is the result of a successful bid, and lease terms vary. As each lease expires, we must submit a new bid to continue operating. We also bid on expiring leases of other vision center operators in an effort to increase the number of military stores we operate. During the first nine months of 2004, we opened four new military stores and closed two locations.

The following table sets forth the number of our vision center leases that expire each year, assuming that we exercise all available options to extend the terms of the leases.  Eight leases in Mexico under which we presently operate on a month-to-month basis have been included in 2004 expirations. This table reflects only the 13 future Wal-Mart SuperCenter conversions which are scheduled at this time.

	Lease Expiring in Fiscal Year
	Remainder						2010
	of						and
Host Company	2004	2005	2006	2007	2008	2009	Thereafter

Wal-Mart
Domestic	7	34	34	40	27	40	129
Mexico	12	3	5	8	—	—	7
Military	1	8	7	2	4	—	5
Fred Meyer	—	—	47	—	—	—	—
Freestanding	—	—	—	—	—	1	—

We meet with representatives of our host companies on a regular basis and periodically discuss proposed amendments to our master license agreements, as well as expansion opportunities. We can provide no assurances that we will enter into favorable amendments to these agreements or that we will have any opportunities to expand our operations within any of our current host environments.

LIQUIDITY AND CAPITAL RESOURCES

Since January 3, 2004, our operations have generated cash flow in amounts sufficient to fund operating and interest expense, capital expenditures of $2.7 million, mandatory principal redemptions of our Senior Subordinated Notes of $2.6 million and repurchases of Senior Subordinated Notes with a par value of $14.8 million for total cash payments of $11.7 million. We maintain a revolving credit line with Fleet Retail Group (the “Fleet Facility”), but have generally made borrowings under the credit line for only brief periods of time, historically near the end of our fiscal first quarter when several large periodic payments are made. Strong operating results for the first nine-months of 2004 made such borrowings unnecessary in the current year.

At October 2, 2004, we had no outstanding borrowings under our Fleet Facility and unused availability of $3.3 million, net of letter of credit requirements. On October 26, 2004, we amended the Fleet Facility to, among other things, increase our limit on capital expenditures for 2005 from $5,500,000 to $6,250,000 and exclude amounts we expend for the repurchase of Senior Subordinated Notes from the fixed charge coverage ratio for periods through January 1, 2005. The amendment also permits Fleet to decline, at its discretion, any request we may make for advances through February 28, 2005. We believe that cash generated from operations will be sufficient to satisfy our cash requirements for the remainder of 2004.

Our availability under the Fleet Facility is based on our eligible inventory and eligible accounts receivable balances. Our unused availability under the Fleet Facility has declined from $5.1 million at January 3, 2004 to $3.3 million at October 30, 2004 due in part to a reduction in eligible inventory. The reduction in inventory is attributable to the decline in the number of stores we operate and better management of overall inventory levels. As we continue to close stores in the future, and reduce our inventory balances, the availability under the Fleet Facility may not be sufficient to meet our short-term borrowing needs.

During the first nine months of 2004 we repurchased $14.8 million of our Notes for a total cash payment of $11.7 million resulting in a pre-tax gain of $3.1 million. With these repurchases, we have reduced the outstanding balance of our Senior Subordinated Notes to $78.1 million at October 2, 2004 from $95.5 million at January 3, 2004. Our Board of Directors has approved ongoing repurchases of the Notes based on availability of cash and compliance with the requirements of our Fleet Facility. Previously, certain holders of our Notes objected to our repurchase of Notes outside of the redemption procedures provided in the Indenture. We believe that we have the legal right to continue to repurchase Notes in this manner.

In 2004, we made mandatory principal redemption payments of $545,000 on February 28, 2004 and $2,006,000 on August 30, 2004. The redemptions were based on the requirements of the indenture and were made at 100% of par. These principal redemptions were based on the results for the six-month periods ending in December 2003 and June 2004, respectively. In addition we made interest payments of $5.7 million on March 30, 2004 and $4.7 million on September 30, 2004 from existing cash balances.

A substantial portion of the Company’s capital expenditures have historically been for store openings, relocations and remodeling, and lensmaking and other optometric equipment. During the nine months ended October 2, 2004, we have opened four military stores, one freestanding store and relocated 13 vision centers within Wal-Mart. During the balance of 2004, we expect to relocate 2 two vision centers within Wal-Mart. For each new center, we expect to spend between $40,000 and $60,000 for fixed assets and up to $15,000 for inventory. We also opened one additional freestanding vision center during the fourth quarter of 2004 at a cost of approximately $175,000 for fixed assets and $32,000 for inventory, and one additional military store at a cost of approximately $125,000 for fixed assets and $19,000 for inventory.

In May 2003, we began offering a twelve month extended warranty plan in our Wal-Mart vision centers to provide for repair and replacement of eyeglasses during the first year after purchase. The new warranty plan has gained considerable consumer acceptance.  During the first nine months of 2004, we sold warranties with approximately 51% of all eyeglass transactions. This revenue is deferred over the life of the warranty. Our deferred warranty revenue at October 2, 2004 was approximately $3.3 million. During the nine months ended October 2, 2004, we received approximately $5 million in cash from the sale of warranties.

Our ability to utilize our NOL carry-forwards to offset the reversal of timing differences could be limited in the event of a greater than 50% change in our stock ownership, as defined by Section 382 of the Internal Revenue Code (the “Code”). As of October 2, 2004, we estimate that the cumulative change in ownership of our stock, as defined by Section 382 of the Code, is 27.2%. Any such limitation under Section 382 of the Code would be based on (1) our stock value and the Federal exempt tax rate on the date prior to the ownership change, (2) the amounts of any “built-in gains” (as defined in the Code) on the date of the ownership change, and (3) any gains subsequently realized upon repurchase of debt securities that were outstanding at the date of the ownership change. These limitations could create a cap on the amount of net operating loss carry-forwards that would be deductible for each year going forward until the amount is depleted or the time limitation on these net operating loss carry-forwards expires. A limitation in or loss of our ability to utilize the net operating loss carry-forwards could result in a significant non-cash charge to write down the deferred income tax asset recorded with respect to the NOL carry-forwards. Additionally, following such a change in control we would begin making income tax payments on our taxable income in excess of the net operating loss carry-forwards limitation amount.

In late April and early May 2004, we opened two home medical equipment centers inside Wal-Mart stores. As with all of our test concepts, we plan to prudently invest in this new idea until we prove that this concept has the consumer acceptance needed to become our next growth vehicle. As of November 8, 2004, we have invested approximately $200,000 in fixed assets and inventory and have provided funding of approximately $275,000 for operating expenses for these test locations. Other new business concepts that we might pursue could require substantial investments, but none of these efforts are advanced enough at this time to predict what such expenditures might be.

At its meeting on November 4, 2004, the Compensation Committee of the Board of Directors approved the execution by the Company of its standard change in control agreement with eight Vice Presidents of the Company, including the Chief Accounting Officer and Vice President of Human Resources, providing for a one year payment (less any amounts to which the officer is entitled under the severance plans of the Company, which currently provide severance of six months if a Vice President is terminated without cause) if the officer is terminated or suffers certain other adverse consequences following a change in control (as defined).

FUTURE COMMITMENTS

As of October 2, 2004, we had no capital lease obligations or other long-terms debt liabilities except for our Senior Subordinated Notes. The table below sets forth our contractual obligations (amounts in thousands):

	Payment due by fiscal year
	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt obligations (a)						$78,114	$78,114

Operating lease obligations (b)	$24,998	$21,508	$16,190	$9,448	$5,311	$9,952	$87,407

Purchase obligations (c)	$548	$178	$120	$20			$866

a)

Our senior subordinated debt agreement provides for semi-annual principal repayments based on the results of operations for the six-month periods ended in June and December, as potentially limited by our cash position at the end of each such period. The timing and amount (if any) of future principal repayments are contingent upon future results. The remaining balance of the Senior Subordinated Notes is presented as due upon maturity in 2009, because the amount of additional semi-annual principal repayments is not known at this time.

b)

Our operating lease obligations represent minimum rent payments under our Wal-Mart, Fred Meyer,  various military agreements, two freestanding vision centers and two HME stores as well as miscellaneous operating equipment leases. The amount presented for 2004 is an annual amount and includes $6.2 million and $18.7 million of operating lease obligations that were expensed during the three and nine month periods ended October 2, 2004, a portion of which will be paid as minimum rent to Wal-Mart in March 2005.

c)

Our purchase obligations represent minimum purchase requirements for local phone and certain other data services including polling and internet capability. The amount presented for 2004 is an annual amount and includes $70,000 and $471,000 of purchase obligations that were paid in the three and nine months ended October 2, 2004.

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

Revenue Recognition

Our retail customers generally pay for their eyewear products at the time they place an order. We defer revenue recognition until delivery of the product by estimating the value of transactions for which final delivery to the customer has not occurred at the end of the period presented.   These estimates are based on recent trends.  Payments received prior to final delivery of the product are reflected as deposit liabilities within accrued liabilities.

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

Allowance for Uncollectible Managed Care Accounts Receivable

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

Estimates of or allowance for uncollectible receivables are based on our historical billing and collection experience. Changes in our billing and collection processes, changes in funding policies by insurance plans and changes in our sales mix within insurance plans may have a material effect on the amount and timing of our estimated expense requirements.

Inventory Valuation

Our inventories are stated at the lower of weighted average cost or market.

In most cases, the expected sales value (i.e., market value) of our inventory is higher than its cost. However, as we strategically change our frame and lens selection from time to time, discontinued merchandise may be removed from stores and returned to the distribution center or it may be marked as promotional merchandise and sold at a lower price. As a result, there is a high degree of judgment and complexity in determining the market value of such inventories. For inventory on hand, we estimate the future selling price of our merchandise, given its current selling price and planned promotional activities, and provide a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.

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

Valuation of Long-Lived and Intangible Assets

Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of our adoption of fresh start accounting in May 2001. This intangible asset, which has a value of $87.6 million at October 2, 2004, represents the value of our lease agreement with Wal-Mart and the business relationship therein created. In accordance with SFAS No. 142, this intangible is an amortizable asset because it has a finite useful life. However, the precise length of its life is not known due primarily to the Wal-Mart SuperCenter conversions that automatically trigger extensions on the contractual life of the asset. Based on projections made at the time “fresh start” accounting was adopted, our best estimate of the useful life of this asset was fifteen years. At October 2, 2004, the remaining life of this asset is 11 years and 8 months. Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.

We assess the impairment of all identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include (1) a significant underperformance of vision center operations relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of our assets or the strategy for our overall retail optical business; (3) significant negative industry or economic trends; (4) a significant decline or adverse change in the rate or geographic concentration of Wal-Mart host store relocations or SuperCenter conversions; and (5) a permanent adverse change in cash flow generated by an operation.

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

Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Based on our review of our intangible and long-lived assets as of October 2, 2004, no impairment was determined to exist.

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

At October 2, 2004, our deferred tax liabilities exceed our deferred tax assets. In previous periods our deferred tax assets exceeded our deferred tax liabilities and a valuation allowance was recorded against this net deferred tax asset because it was not considered “more likely than not” that we would be able to realize these excess NOL carry-forwards to offset future taxes. During the first nine months of 2004, the Company generated taxable income sufficient to reverse the valuation allowance previously recorded against the net deferred tax asset resulting in a reduction of the effective tax rate to 5.8%.  In 2005, we expect our effective tax rate more closely approximate the statutory tax rates.

Our ability to utilize our NOL carry-forwards to offset the reversal of timing differences could be limited in the event of a greater than 50% change in our stock ownership, as defined by Section 382 of the Internal Revenue Code (the “Code”). As of October 2, 2004, we estimate that the cumulative change in ownership of our stock, as defined by Section 382 of the Code, is 27.2%. Any such limitation under Section 382 of the Code would be based on (1) our stock value and the Federal exempt tax rate on the date prior to the ownership change, (2) the amounts of any “built-in gains” (as defined in the Code) on the date of the ownership change, and (3) any gains subsequently realized upon repurchase of debt securities that were outstanding at the date of the ownership change. These limitations could create a cap on the amount of net operating loss carry-forwards that would be deductible for each year going forward until the amount is depleted or the time limitation on these net operating loss carry-forwards expires. A limitation in or loss of our ability to utilize the net operating loss carry-forwards could result in a significant non-cash charge to write down the deferred income tax asset recorded with respect to the NOL carry-forwards. Additionally, following such a change in control we would begin making income tax payments on our taxable income in excess of the net operating loss carry-forwards limitation amount.

After filing our U.S. Federal income tax return for 2003, we had U.S. regular tax net operating loss carry-forwards of $81.3 million that can be used to reduce future federal income taxes. If not utilized, the carry-forwards will begin to expire in 2009.

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

SARBANES-OXLEY ACT, SECTION 404 NONCOMPLIANCE RISK

Section 404 of the Sarbanes-Oxley Act requires us to maintain an effective system of internal controls over the financial reporting process. We are required to be in compliance with the Section 404 requirements for our fiscal year ending December 31, 2005. We are currently inventorying and documenting our internal control procedures in order to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal controls over financial reporting and an attestation report by our independent auditors concerning the operation of and management’s assessment of such controls. During the course of testing our procedures, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

INTEREST RATE RISK

We borrow under our credit facility at variable interest rates. We therefore incur the risk of increased interest costs if interest rates rise. At October 2, 2004, we had no outstanding borrowings under our credit facility. Our interest cost under our Senior Notes is fixed at 12% through their maturity date of March 30, 2009.

FOREIGN CURRENCY RISK

Our division in Mexico operates in a functional currency other than the U.S. dollar. The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in an unrealized loss of approximately $21,000 and $99,000 for the three months ended October 2, 2004 and September 27, 2003, respectively. Additionally, the translation resulted in an unrealized loss of approximately $48,000 and $130,000 for the nine months ended October 2, 2004 and September 27, 2003, respectively. Historically, we have not attempted to hedge this equity risk.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the fiscal quarter covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of such fiscal quarter. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. During the fiscal quarter covered by this Form 10-Q, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II
OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

On October 5, 2004, the Company filed a lawsuit in the District Court of Oklahoma County, Oklahoma (Case No. CJ-2004-8170) against the District Attorney for Oklahoma County. The Company seeks a declaratory judgment that the Company may operate vision centers in Oklahoma subleased from Wal-Mart. The Company believes that it has developed a business structure that complies with applicable legal requirements, but there are no assurances that the Company will obtain a favorable and final judgment from the Oklahoma courts.

ITEM 6.	EXHIBITS

(a)	Exhibits

	The following exhibits are filed herewith or incorporated by reference:

	Letter Agreement dated as of August 20, 2004 between National Vision, Inc. and Marc B. Nelson	10.1

	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By:	/s/ Paul A. Criscillis, Jr.

Paul A. Criscillis, Jr. Senior Vice President Chief Financial Officer and Treasurer

By:	/s/ Robert E. Schnelle

Robert E. Schnelle Vice President Chief Accounting Officer

November 16, 2004