Form 10-Q/A
period 2004-10-02
NATIONAL VISION INC
filed 2004-11-18
CIK 868263

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

EXPLANATORY NOTE: Registrant filed its Quarterly Report on Form 10-Q for the period ended October 2, 2004, on November 16, 2004. As a result of a typographical error, an expense line item labeled "Restructuring expense" appeared twice in the Consolidated Statements of Operations appearing on page 5 of the Form 10-Q as originally filed. Amounts shown in the Consolidated Statements of Operations were unaffected by this typographical error and were correct as reported. This amendment is being filed to correct this typographical error and to rectify certain other spelling and formatting issues affecting the previous Quarterly Report covering this period.

FORM 10-Q/A INDEX

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
Other income (expense):
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

Principles of Consolidation

The consolidated financial statements include our accounts as well as our subsidiaries’ accounts. All significant intercompany balances and transactions have been eliminated in consolidation.

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

At October 2, 2004, our deferred tax liabilities exceed our deferred tax assets.  In previous periods our deferred tax assets exceeded our deferred tax liabilities, and a valuation allowance was recorded against this net deferred tax asset because it was not considered "more likely than not" that we would be able to realize these excess NOL carryforwards to offset the future taxes.  During the first nine months of 2004, the Company generated taxable income sufficient to reverse the valuation allowance previously recorded against the net deferred tax asset resulting in a reduction of the effective tax rate to 5.8%.  In 2005, we expect our effective tax rate to more closely approximate the statutory tax rates.

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

(10) RELATED PARTY TRANSACTIONS

On August 20, 2004, the Company and Dr. Marc Nelson, a member of the Board of Directors, entered into a consulting agreement under which Dr. Nelson will provide certain consulting services at the hourly rate of $150 with respect to the Company’s freestanding vision centers. The Audit Committee of the Board of Directors has approved this agreement.  The Company expects that Dr. Nelson will provide approximately four hundred hours of such services over the next 12 months.  Nelson Eye Associates, P.C., a professional corporation owned by Dr. Nelson, leases 10 vision centers from the Company including a freestanding vision center located in West Berlin, NJ. During the nine month periods ended October 2, 2004 and September 27, 2003, Nelson Eye Associates paid the Company approximately $231,000 and $226,000, respectively, in rent for these locations.

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

THREE MONTHS ENDED OCTOBER 2, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 27, 2003

CONTINUING OPERATIONS

Retail Sales, Net. In the current year three-month period, total domestic comparable store sales were down 1.5% compared to the prior year three-month period. The following reconciliation shows the components of the change in retail sales (amounts in thousands):

	Three Months Ended
	October 2, 2004	September 27, 2003	% Change

Domestic comparable stores sales	$53,234	$54,056	-1.5%
Domestic - other (a)	1,076	304	253.9%
Mexico	1,117	1,094	2.1%
Total retail sales, net	$55,427	$55,454

a)

This category includes vision center stores that were not operating during the prior year quarter, the store that was relocated after its lease with Wal-Mart expired and two home medical equipment stores that opened in the current year.

We achieved flat retail sales in the current year third quarter despite the fact that the prior year quarter included sales of approximately $3.5 million from our semi-annual contact lens event, while the revenues from this event in 2004 were recognized in our second quarter when the products were delivered to our customers.  Excluding the contact lens event sales from the prior year, retail sales for the current year quarter increased $3.5 million over the prior year. Comparable store sales, excluding sales reported in the prior year for the contact lens event, increased 5.1%.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

By:	/s/ Paul A. Criscillis, Jr.

Paul A. Criscillis, Jr. Senior Vice President Chief Financial Officer and Treasurer

By:	/s/ Robert E. Schnelle

Robert E. Schnelle Vice President Chief Accounting Officer

November 18, 2004