Form 10-K
period 2005-01-05
NATIONAL VISION INC
filed 2005-03-25
CIK 868263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16635

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
Common Stock, par value $0.01 per share, with attached Common Stock Purchase Rights
12% Senior Secured Notes due 2009

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

Yes ☒ No ☐

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

Yes ☐ No ☒

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of July 2, 2004, was approximately $11.0 million based on a closing price of $2.20 per share on the American Stock Exchange on such date.  We have deemed all of our executive officers and directors to be affiliates in computing this amount.

The number of shares of Common Stock of the registrant outstanding as of February 28, 2005, was 5,390,929.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None

Cover

TABLE OF CONTENTS

PART I
Item	1.	Business
Item	2.	Properties
Item	3.	Legal Proceedings
Item	4.	Submission of Matters to a Vote of Security Holders

PART II
Item	5.	Market for Registrant’s Common Stock and Related Stockholder Matters
Item	6.	Selected Financial Data
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item	7a.	Quantitative and Qualitative Disclosures About Market Risk
Item	8.	Financial Statements and Supplementary Data
Item	9.	Disagreements on Accounting and Financial Disclosure
Item	9a.	Controls and Procedures
Item	9b.	Other Information

PART III
Item	10.	Directors and Executive Officers of the Registrant
Item	11.	Executive Compensation
Item	12.	Security Ownership of Certain Beneficial Owners and Management
Item	13.	Certain Relationships and Related Transactions
Item	14.	Principal Accountant Fees and Services

PART IV
Item	15.	Exhibits and Financial Statement Schedules
		Index to Consolidated Financial Statements and Schedule
		Notes to Consolidated Financial Statements
		Signatures
Ex-10.23		Letter Agreement between the Company and Fleet Retail Group, Inc.
Ex-10.26		Form Performance Unit Award
Ex-21		Subsidiaries of the Registrant
Ex-23.1		Consent of Deloitte & Touche LLP
Ex-31.1		Section 302 Certification of the CEO
Ex-31.2		Section 302 Certification of the CFO
Ex-32.1		Section 906 Certifications of the CEO & CFO

PART I

In this Annual Report on Form 10-K, “National Vision,” the “Company,” “we,” “us” and “our” mean National Vision, Inc. and its subsidiaries.

Our fiscal year ends on the Saturday closest to December 31.  Throughout this Annual Report on Form 10-K, depending on the context in which used, “2004” refers either to January 1, 2005 or the 52-week fiscal year then ended, “2003” refers either to January 3, 2004 or the 53-week fiscal year then ended, “2002” refers either to December 28, 2002 or the 52-week fiscal year then ended, “2001” refers either to December 29, 2001 or the 52-week fiscal year then ended and “2000” refers either to December 30, 2000 or the 52-week fiscal year then ended.

This Form 10-K contains forward-looking statements regarding our plans, strategies, objectives, beliefs and intentions.  The words “believe”, “anticipate”, “plan”, “expect” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our expectations concerning future events.  The actual outcome of the events described in these forward-looking statements could differ materially from our expectations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” for a discussion of the factors and risks that could contribute to such potentially material differences.

Item 1.  Business

Unless otherwise expressly stated, all information in Item 1 of this annual Report on Form 10-K is as of January 1, 2005.

Overview

Our primary business is the operation of 416 retail vision centers in the United States and Mexico.  Approximately 96% of our 2004 net revenue from continuing operations was derived from these retail vision centers.  Based on information available to us through industry publications, we believe we are the fifth largest operator of retail vision centers in the United States.  However, as described below, our store count began declining during the last half of 2002.

Our vision centers are located inside 339 Wal-Mart stores (including 35 in Mexico), 47 Fred Meyer stores and on 28 U.S. military bases located in the United States or one of its possessions.  We also operate two freestanding stores in the United States.

Our vision centers sell a wide range of optical products including eyeglasses, contact lenses, sunglasses and a variety of optical accessories.  Independent optometrists operate their own practices adjacent to or within substantially all of our vision centers, providing our customers with convenient access to eye examinations and contact lens fittings.  We also operate two centralized optical labs and distribution centers.

As described in the remainder of this “Overview” section and elsewhere in this Annual Report on Form 10-K, we face two significant challenges.  The first of these is an annual contraction of our store count in domestic Wal-Mart stores.  The second is the restrictive nature of our Senior Subordinated Notes, the mandatory redemption provisions of which periodically reduce the cash we might otherwise have available to invest in new optical ventures and certain other provisions of which may limit our spending on non-optical business ventures.

Leases with Wal-Mart.  We depend on our domestic Wal-Mart vision centers for the bulk of our revenues and cash flow.  Our domestic Wal-Mart vision centers account for 73% of our total store count at January 1, 2005, and 82% of our net revenue from continuing operations for the year then ended.  Our leases with Wal-Mart for domestic locations have begun to expire in significant numbers.  The lease on each domestic Wal-Mart store provides for a nine-year initial term and a three-year renewal term.  No additional renewal options are available to us.  However, our tenure in any particular location will be extended if our vision center is relocated because Wal-Mart converts such host location to a Supercenter, in which case our lease term starts anew from the relocation date.  To our knowledge, Wal-Mart is the only other entity operating vision centers within its domestic stores, and we believe that Wal-Mart typically opens its own vision centers in the spaces we vacate.  We believe that Wal-Mart is the second largest operator of retail vision centers in the United States.  Wal-Mart has not offered us leases for additional optical stores or renewals of expiring leases in the United States.  Since opening our 400th store inside a domestic Wal-Mart location in 2001, we have, through January 1, 2005, closed 96 such stores.  We expect to close 33 domestic Wal-Mart locations in 2005 as a result of lease expirations.

As a result of our declining number of vision centers in Wal-Mart stores, we devote substantial attention to developing new businesses.  We have begun to open freestanding vision centers and we are seeking to expand our presence on military bases.  We may also seek to acquire vision center locations.  During 2004 we also tested the viability of a retail home medical equipment concept by opening two locations inside domestic Wal-Mart stores.  We expect to terminate this test during 2005.

Senior Subordinated Notes.  Our 12% Senior Subordinated Notes, which were issued when we emerged from bankruptcy in 2001, result in substantial payments of principal and interest.  The associated Note Indenture provides that we make, subject to the terms of the Indenture, mandatory redemptions at par every six months.  The redemptions are based upon a contractual computation of cash generated during the period and are subject to our maintaining a minimum $3.0 million consolidated cash balance.  These mandatory redemption requirements may limit our ability to invest in new optical ventures.  Through February 28, 2005, we have redeemed approximately $21.4 million of Notes at par.  Additionally, we have repurchased, in negotiated or open market transactions, Notes with a par value of $25.7 million at an aggregate cost of approximately $18.6 million.  We hope to continue to repurchase Notes from time to time in negotiated or open market transactions; however, we were able to purchase only small amounts of Notes at discounted prices during the fourth quarter of 2004 and do not expect to be able to purchase any significant amount of Notes at a discount to par in the foreseeable future.  As a result of both mandatory redemption payments and discounted repurchases, we have reduced this indebtedness by $47.1 million through February 28, 2005.  The Notes mature on March 30, 2009.

Certain provisions of the Indenture may also limit our ability to invest in non-optical new business ventures.  One such provision provides that we may not spend more than $1.0 million in businesses “…which are not the same, similar or reasonably related to the businesses in which the Company…” was engaged on May 31, 2001.  Through February 28, 2005, we made expenditures of $735,000 in connection with our test of the aforementioned retail home medical equipment  (“HME”) concept.  See “Risk Factors - Our pursuit of other lines of business could be constrained by the terms of our indenture.”

Review of Strategic Alternatives.  To help address the challenges described above, in May 2004 our Board of Directors engaged TM Capital Corp. as financial advisors to review our strategic alternatives.  Such strategic alternatives could possibly include a refinancing of the 12% Notes or a more extensive recapitalization, a sale of the Company or a controlling interest therein, or a merger with or acquisition of another entity or other entities.  This strategic review is continuing and we have engaged in extensive discussions and investigation of several of these alternatives.  There is no assurance that any transaction will be pursued or, if pursued, consummated.

History of the Company

The Company was incorporated as a Georgia corporation in 1990 under the name National Vision Associates, Ltd., when we entered into a master license agreement with Wal-Mart Stores, Inc.  As subsequently amended through 1994, the agreement gave us the right to open 400 vision centers in Wal-Mart stores in the United States.  We opened the 400th such store in 2001.

In late 1997, the Company made a strategic decision to diversify our revenue base through acquisitions in the freestanding optical market.  In October 1997, we acquired Midwest Vision, Inc. with 51 freestanding retail optical centers in four midwestern states.  In July 1998, we acquired Frame-n-Lens Optical, Inc. with 150 freestanding vision centers in California and 120 vision centers located within Sam’s Clubs.  In October 1998, we acquired New West Eyeworks, Inc. with 175 retail optical centers in 13 states, including approximately 120 vision centers in freestanding locations and more than 50 host vision centers in Fred Meyer stores.  Following the acquisitions, we changed our name to Vista Eyecare, Inc.  To fund the acquisitions, we issued $125 million of Senior Subordinated Notes due 2005 bearing interest at 12.75% per annum.

Sales shortfalls in the freestanding stores caused adverse pressure on cash flow and liquidity.  After failing to negotiate an out-of-court restructuring with the holders of the then-outstanding Senior Subordinated Notes, we filed for reorganization under Chapter 11 of the bankruptcy code on April 5, 2000.

During the bankruptcy process, we closed or disposed of all of our freestanding stores and closed all of our host vision centers operating in Sam’s Clubs and in Meijer Thrifty Acres stores.  We emerged from the bankruptcy reorganization process on May 31, 2001, as an operator of 503 vision centers located in host environments and on military bases.  At that time, we changed our name to National Vision, Inc.

Since the date we emerged from bankruptcy, we have opened 28 vision centers (including two freestanding stores that were relocated from nearby Wal-Mart locations at the time our leases therein expired), and two home medical equipment stores, and we have closed 115 vision centers, as follows:

	Retail Vision Centers						Retail
	Inside U.S. Wal-Mart Stores	Inside Wal-Mart Stores in Mexico	Inside Fred Meyer Stores	On U.S. Military Bases	Free- Standing Stores	Total No. of Vision Centers	Home Medical Equipment Stores

Store count, May 31, 2001	398	30	55	20	0	503	0
Store openings	2	7	4	13	2	28	2
Store closings	(96)	(2)	(12)	(5)	0	(115)	0

Store count, January 1, 2005	304	35	47	28	2	416	2
Net change during period	(94)	5	(8)	8	2	(87)

Of our 96 Wal-Mart locations that have closed since we emerged from bankruptcy, 13 were underperforming stores that we closed prior to lease expiration and eight were stores for which we did not exercise the 3-year renewal option because store economics were not attractive under the higher minimum rent structure in effect during the renewal period.  All remaining domestic Wal-Mart store closings were the result of final expiration of the lease and all available extensions or renewal options.

All closings of Wal-Mart Mexico and Fred Meyer stores since May 29, 2001, have been the result of our early termination of leases due to poor operating performance at the locations.

All military store closings have been the result of lease expirations.

We closed 60 stores in 2004 and these are included in the activity reported in the preceding table.  Store opening and closing activity for 2004 only is presented in the following table:

	Retail Vision Centers						Retail
	Inside U.S. Wal-Mart Stores	Inside Wal-Mart Stores in Mexico	Inside Fred Meyer Stores	On U.S. Military Bases	Free- Standing Stores	Total No. of Vision Centers	Home Medical Equipment Stores

Store count, January 4, 2004	359	37	47	25	0	468	0
Store openings	0	0	0	6	2	8	2
Store closings	(55)	(2)	0	(3)	0	(60)	0

Store count, January 1, 2005	304	35	47	28	2	416	2
Net change during fiscal 2004	(55)	(2)	0	3	2	(52)

Of our 55 Wal-Mart domestic locations that closed during 2004, 13 were underperforming stores that we closed prior to lease expiration, eight were stores for which we did not exercise the 3-year renewal option and 34 were closed at lease expiration.  We relocated two of the closed Wal-Mart vision centers to freestanding locations.

We expect to close our two Home Medical Equipment stores during 2005.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Lease Agreements” for additional information regarding our lease agreements and a schedule of lease expiration dates.

Dependence on Domestic Wal-Mart Vision Centers

As of January 1, 2005, we operated 304 vision centers in domestic Wal-Mart stores, all of which operate pursuant to a master license agreement (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Lease

Agreements”).  These units generated approximately 82% of our net revenue in 2004.  Further, the average profitability of our domestic Wal-Mart vision centers, measured as a percent of sales, is the highest of any of our retail operations.  We therefore depend on Wal-Mart and on our agreement with them for our continued viability unless and until we develop a replacement business.

Retail Vision Center Operations

Our retail vision centers occupy between 500 and 3,000 square feet, including areas for merchandise display, customer service, and contact lens fitting.  Each vision center maintains inventory of approximately 900 eyeglass frames and 450 pairs of contact lenses, along with sunglasses and other optical accessories.  Our two optical laboratories deliver prescription eyewear to our vision centers.  Approximately 63% of our vision centers have a finishing laboratory, which allows the vision center to provide one-hour service for most single vision prescription lenses.  These vision centers carry inventory of approximately 850 pairs of spectacle lenses.

Optometrists are important to the success of our vision centers.  We strive to have an optometrist locate a practice adjacent to or within most of our locations.  These optometrists are typically independent from us and, except in California, lease their premises from us.  The rent we typically charge to these optometrists covers both the premises and the equipment which we provide.  Our agreement with Wal-Mart contemplates that we generally will have an optometrist on duty at least 48 hours each week.  Our relationships with optometrists are subject to extensive regulation.  (See “Government Regulation” below.)

Our Test of Freestanding Retail Locations

We operate two freestanding stores which were opened in August 2004 and November 2004.  In both instances, our managers and other store associates moved to the new locations from our closed vision centers in the nearby Wal-Mart, and the independent optometrists that practiced adjacent to the closed vision centers also elected to move their practices to our new locations.

Our two freestanding vision centers have a larger retail selling area than is typical of our locations in host environments, and offer a larger selection of spectacle frames, including more branded merchandise.

These two freestanding stores were opened as a test.  We intend to expand the test by opening between 12 and 18 additional freestanding stores in 2005.  Our historical strength has been operating stores within host environments.  Operating within a host such as Wal-Mart provides high visibility and customer traffic with below average advertising and promotional costs.  Our new freestanding locations were not expected to generate, and have not generated, revenues at the same level that had been achieved when we operated in the Wal-Mart nearby.  We also planned to spend, and are spending, more on advertising and promotion for these stores than has been typical in our host locations.  Our plans to expand this test are contingent upon, among other factors, finding appropriate store locations and retaining our store managers and other associates.  Further, we may discontinue expansion of this test at any time if we are unable to maintain targeted revenue and profitability levels at new locations as we continue to expand the concept.

During the period from January 1, 2005 through March 21, 2005, we have opened two additional freestanding locations and executed leases for two others.

Managed Vision Care

We believe that managed care sales are and will remain a significant percent of total optical industry sales.  Under managed vision care plans, members fulfill their eyecare and eyewear needs at either 1) specific locations designated by the plan sponsor or 2) locations outside of the plan’s network where the provider can accept assignment of benefits as an “out-of-network” provider.  Our declining base of vision centers may adversely affect our ability to compete for managed care contracts. (See “Risk Factors - Our declining base of vision centers in Wal-Mart stores could make it more difficult for us to compete.”) Managed care sales accounted for approximately 11%, 12% and 11% of our retail sales in 2004, 2003 and 2002, respectively.  We believe that our managed care sales as a percent of our total sales are significantly lower than industry averages.

Intellectual Property

Our vision centers in Wal-Mart are identified as the “Vision Center located in Wal-Mart” in the United States and as “Opticas Centro de Vision” in Mexico.  Our vision centers on U.S. military bases are identified by a variety of names such as “National Vision Optical,” “Vision Center,” and “Optical Shop.”  Our vision centers within Fred Meyer operate as “The

Optical Shoppe.”  These names reflect our belief that we benefit more from the customer traffic generated by our hosts than we do from consumer recognition of our trade names, and that our customers will return for future purchases based on their positive impression of our operations and store associates.  We therefore do not engage in significant promotional activity pertaining to our host store names.

We operate our two new freestanding vision centers under the name “Vision Center II.”  We are promoting this brand name to emphasize the continuity between our closed Wal-Mart locations and our nearby locations outside of the Wal-Mart environment.

Lease Agreements

We have agreements governing our operations in host environments that typically provide for payments of minimum and percentage rent.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Lease Agreements”.

Purchasing

To improve purchasing efficiencies, we generally attempt to purchase from a limited number of suppliers the merchandise, supplies and component parts (spectacle lenses and frames) required for the various products we sell.  We believe, however, that all merchandise, supplies and component parts are available from a large number of suppliers and manufacturers, and are generally readily available.  Our purchases are generally not made under long-term contracts.  We believe that the loss of any one supplier or manufacturer would not have a material adverse effect on our operations.

Manufacturing and Distribution

We operate two central lab and distribution facilities that supply substantially all merchandise requirements of our domestic vision centers.  The facilities are located in Lawrenceville, Georgia and St. Cloud, Minnesota.  Our Lawrenceville facility also includes our central administrative offices.

Our lab and distribution facilities provide spectacle lenses, frames, finished spectacles, contact lenses, sunglasses, optical supplies and eyewear accessories to our retail locations.  We use an overnight delivery service to ship completed orders and replenishment items to the vision centers.  The manufacturing and distribution facilities are interfaced with our management information system.  Raw materials consist of frames and lenses which are readily available from multiple vendors.

Government Regulation

Our business is heavily regulated by federal, state and local law.

We must comply with federal laws such as the Social Security Act (which applies to our participation in Medicare programs), the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) (which governs our participation in managed care programs), and the Food and Drug Administration Act (which regulates medical devices such as contact lenses).  We also must comply with the privacy and security regulations under HIPAA.

Many states also have adopted laws that mirror the federal laws described above.  In addition, all states have passed laws that govern or affect our arrangements with the optometrists who practice in or adjacent to our vision centers and many states require the presence of licensed opticians during hours when prescription eyewear is being dispensed.  Some states, such as California, Texas, North Carolina and Kansas, have particularly extensive and burdensome requirements that affect the way we do business.  In California, optometrists who practice adjacent to our retail locations are sublicensees and contract providers to a subsidiary, which is licensed as a specialized health care service plan.  (See “HMO Operations” below.)  Local ordinances (such as zoning requirements) can also impose significant burdens and costs of compliance.  Frequently, our competitors sit on state and local boards.  Our risks and costs of compliance are often increased as a result.

We believe that we substantially comply with material regulations that apply to our business.

Competition

The retail eye care industry is highly competitive.  We compete with large national retailers such as LensCrafters and Pearle.  We also compete with numerous regional and local optical chains.  Independent optometrists, ophthalmologists and opticians often provide many of the same goods and services we provide.  In addition to benefiting from the customer traffic generated by our hosts, we compete on the basis of our competitive pricing policies, product selection, training programs, quality of products and service, and consistency of service.

We also compete for managed care contracts, which can allow us to provide better service to our managed care customers by filing claims directly with the payor and collecting only the applicable co-pay amount from the customer.  Our declining base of vision centers may adversely affect our ability to compete for managed care contracts. (See “Risk Factors - Our declining base of vision centers in Wal-Mart stores could make it more difficult for us to compete.”)

Several of our competitors have significantly greater financial resources than we do.  As a result, they are able to advertise extensively and may be able to engage in extensive and prolonged price promotions that may adversely affect our business.    In 2004, our two largest competitors merged.  The merger could adversely affect our business.  (See “Risk Factors - The retail eyecare industry is extremely competitive.”)

Seasonality

Our vision centers’ business is moderately seasonal in a pattern that we believe is also experienced by others in the industry.  Generally, our lowest sales volume occurs during our fourth fiscal quarter, when we believe consumers concentrate much of their spending on general and holiday merchandise.  Our highest sales volume occurs during our first fiscal quarter, perhaps as the natural and opposing result of some consumers’ decisions to defer their eye-care expenditures until after the holiday season.  Additionally, individuals who participate in employer-sponsored healthcare plans may have new funds available for medical expenditures at the start of each new year.

HMO Operations

In California, we sell memberships in an eye examination benefit plan and provide eye examination services through a wholly owned subsidiary (the “HMO”) that is licensed to operate as a specialized health care service plan.  This subsidiary’s optometric offices are generally located adjacent to retail optical centers inside host retail stores.

Prior to 2004, the HMO’s optometric offices were located only in California Wal-Mart stores in which we operated a vision center.  The HMO’s leases with Wal-Mart for its offices were co-terminus with our leases for the vision center.  Therefore, as each of our vision center leases expired, the HMO would close its office in that location.  The HMO operated 93 such offices at the end of 2002 and 83 such offices at the end of 2003.

During 2004, the HMO began expanding its business by opening and operating offices within certain California Wal-Mart and Sam’s Club locations in which the vision center was operated by Wal-Mart.  In some instances and contrary to its prior practice, Wal-Mart offered the HMO an opportunity to continue operating its office in a particular location after we had closed our vision center in that location.  In other instances, the HMO was offered the opportunity to open an office in a Wal-Mart or Sam’s Club location in which we had not previously operated a vision center.  This change allowed the HMO to grow in California in 2004, even as we closed another 13 vision center locations due to lease expiration.  At the end of 2004, the HMO operated 95 optometric examination offices in California Wal-Mart and Sam’s locations, a net increase of 12 offices during the year.  Of these 95 offices, 70 are adjacent to vision centers that we operate and 25 are in California Wal-Mart or Sam’s locations in which Wal-Mart operates the vision center.

Prior to 2004, the HMO sublet each of its offices to independent optometrists who conducted eye examinations in these offices.  The HMO collected sublicense payments from these doctors in exchange for their use of the HMO’s space and examination equipment.  During 2004, the HMO began to contract with licensed optometrists to conduct patient eye examinations in some of its offices.  Under this approach the optometrists are contract employees of the HMO rather than sublicensees.

Subsequent to January 1, 2005, and through February 28, 2005, the HMO opened ten additional California offices adjacent to vision centers operated by Wal-Mart, increasing its office total to 105, the most it has ever operated.  The HMO expects to open between 18 and 28 additional new locations during the remainder of 2005.

Home Medical Equipment Stores

In 2004, we opened, as a test, home medical equipment (“HME”) stores inside two domestic Wal-Mart locations.  Neither HME store replaced an existing vision center.  In these stores, we sell products such as wheelchairs, scooters, walkers, lift chairs, diabetic shoes and hosiery, bathroom safety equipment and various orthopedic products.

The industry research we conducted prior to opening these two stores indicated that new medical equipment stores require three years to ramp up to stable sales volumes.  Our operating projections assumed net losses for the first twelve months each store operates.  The stores’ results have fallen short of revenue projections and operating losses have exceeded projected levels.  We expect to terminate this test during 2005 and either close the stores or transfer them to an independent operator.  As a result, we recorded a non-cash impairment charge of $125,000 in 2004 to write down the value of the long-lived assets at these stores to their fair market value.

Operations in Mexico

Through a wholly owned subsidiary, we operate 35 vision centers in Mexico under a master license agreement with Wal-Mart de Mexico (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Lease Agreements”).  Our operations in Mexico face unique risks, such as currency devaluations, inflation and difficulties in cross-cultural marketing.

Information relative to sales and long-lived assets for the United States and Mexico for each of our three most recent fiscal years is summarized as follows (amounts in thousands):

	United States	Mexico	Consolidated
2004:
Sales from continuing operations during year	$224,455	$4,397	$228,852

Long-lived assets at end of year	$97,471	$571	$98,042

2003:
Sales from continuing operations during year	$212,439	$4,275	$216,714

Long-lived assets at end of year	$106,065	$833	$106,898

2002:
Sales from continuing operations during year	$192,912	$4,910	$197,822

Long-lived assets at end of year	$118,177	$1,204	$119,381

Subsequent to January 1, 2005, we closed four of our vision centers in Mexico.  We expect to open one new vision center in Mexico in April 2005.

Employees

We employ a total of 2,547 associates, 1,913 on a full-time basis and 634 on a part-time basis.  We have 2,062 associates engaged in retail sales, 245 in laboratory and distribution operations, and 240 in management and administration.  Apart from our retail associates in Mexico, none of our associates is governed by any collective bargaining agreements.  We believe our labor relations to be satisfactory.

Our Web Site and Availability of SEC Reports

Our corporate web site is located at www.nationalvision.com.  We make available on our web site, free of charge and as soon as reasonably practicable after we file them with the Securities and Exchange Commission (“SEC”), copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports.

These reports may also be obtained from the SEC’s web site, www.sec.gov, or directly from us (without charge) upon written request to National Vision, Inc., 296 Grayson Highway, Lawrenceville, GA 30045, Attn: Investor Relations.

Item 2.  Properties

We own no real estate and operate solely from leased facilities.  The following table presents the number and location of retail vision centers we operated at the end of each of the last three fiscal years:

	2002		2003		2004
	Inside		Inside		Inside
	Wal-Mart		Wal-Mart		Wal-Mart
	Stores	Total	Stores	Total	Stores	Total
Domestic:
Alabama	7	8	6	8	4	6
Alaska	3	13	3	11	3	11
Arizona	14	14	11	11	10	10
California	94	97	83	86	70	72
Colorado	8	8	8	8	8	8
Connecticut	9	10	9	10	9	9
Florida	2	5	2	5	2	5
Georgia	36	37	34	36	28	30
Hawaii	4	4	4	4	4	4
Idaho	0	3	0	3	0	3
Kansas	10	10	9	9	8	8
Kentucky	1	1	1	1	0	0
Louisiana	1	1	1	1	1	1
Maine	0	1	0	1	0	1
Maryland	1	3	1	3	1	3
Massachusetts	5	5	5	5	4	4
Minnesota	1	1	0	0	0	0
Montana	2	2	2	2	2	2
Nevada	7	7	5	5	4	5
New Hampshire	4	4	3	3	3	3
New Jersey	13	13	13	13	12	15
New Mexico	10	10	10	10	9	9
New York	26	26	24	24	18	19
North Carolina	60	60	53	53	43	44
North Dakota	4	4	0	0	0	0
Oregon	9	34	9	30	6	27
Pennsylvania	18	18	17	17	14	14
Puerto Rico	0	1	0	1	0	1
South Carolina	11	11	10	10	8	8
South Dakota	1	1	1	1	1	1
Tennessee	1	2	0	1	0	1
Texas	6	7	4	6	3	7
Virginia	20	23	20	23	18	20
Washington	3	29	3	22	3	22
West Virginia	7	7	7	7	7	7
Wyoming	1	1	1	1	1	1
Total Domestic	399	481	359	431	304	381
International - Mexico	37	37	37	37	35	35
Total	436	518	396	468	339	416

At January 1, 2005, our wholly owned HMO subsidiary leased space within 95 California Wal-Mart stores, including the 70 stores within which we operated a vision center.  Leases for HMO offices that are adjacent to our vision centers expire on the same date the lease for the vision center expires, unless extended by agreement with Wal-Mart.  Leases for HMO offices located adjacent to vision centers operated by Wal-Mart expire at various dates.

At January 1, 2005, we operate two leased home medical equipment stores, one in Tennessee and the other in Pennsylvania.

The leases for these two locations are for a five-year term commencing in May 2004.  Because the stores were opened as a test, the leases also provided for an early termination, at our option, after twelve months and prior to the end of the eighteenth month.  On February 28, 2005, we notified Wal-Mart of our intent to terminate the leases during the early termination period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Lease Agreements.”

Our corporate offices, retail support center and one of our labs and distribution centers are all located in a 66,000 square foot leased facility located in Lawrenceville, Georgia.  This building is leased through January 2009.

A second optical laboratory and distribution center is located in a 20,000 square foot leased facility located in St. Cloud, Minnesota.   This lease expires in October 2007.

Item 3.  Legal Proceedings

Litigation in Oklahoma.  On October 5, 2004, we filed a lawsuit in the District Court of Oklahoma County, Oklahoma (Case No. CJ-2004-8170) against the District Attorney for Oklahoma County.  Our lawsuit seeks a declaratory judgment that we may operate vision centers in Oklahoma in space subleased from Wal-Mart.  To date, certain Oklahoma statutes have been broadly interpreted as preventing any optical chain from operating vision centers in space leased from retailers such as Wal-Mart.  We have developed a business model for our proposed operations in that state that we believe complies with the applicable legal requirements. On February 19, 2005, a state court judge held that our proposed business model does not comply with applicable legal requirements.  We intend to appeal this decision.  There are no assurances that we will obtain a favorable and final judgement from the Oklahoma courts.

Litigation in California.  On September 3, 2003, the Second Appellate District of the California Court of Appeal affirmed a prior judgment of the Los Angeles County Superior Court (Case No. BC 274257) dismissing litigation that had been instituted against us on May 20, 2002 by Consumer Cause, Inc. alleging that our business model in California failed to comply with applicable legal requirements.  The complaint sought attorney fees and an injunction prohibiting us from continuing the alleged violations.  The case brought by Consumer Cause, Inc. against us was similar to a case previously brought by the California Attorney General against one of our competitors, alleging, among other things, that their business model fails to comply with applicable legal requirements. See “Risk Factors - We are subject to state and local regulation of the vision care industry”.

Other Litigation.  We are from time to time involved in litigation in the ordinary course of our business, none of which has had or is expected to have a material adverse impact on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal 2004.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

Our Common Stock is listed on the American Stock Exchange under the symbol “NVI”.  The following table sets forth for the periods indicated the high and low prices of our Common Stock.

	Fiscal Quarter Ended	High	Low
Fiscal 2003	March 29, 2003	$0.47	$0.32
	June 28, 2003	$0.69	$0.25
	September 27, 2003	$0.90	$0.55
	January 3, 2004	$2.75	$0.67

Fiscal 2004	April 3, 2004	$2.56	$1.51
	July 3, 2004	$2.62	$1.54
	October 2, 2004	$6.20	$2.06
	January 1, 2005	$9.25	$4.76

As of February 28, 2005, there were approximately 677 holders of record of our Common Stock.

We have never paid dividends on our common stock.  In addition, both our indenture and our credit facility prohibit us from paying cash dividends.

Item 6.  Selected Financial Data

We emerged from bankruptcy on May 31, 2001.  Effective as of June 2, 2001, we implemented “fresh start” accounting.  As a result, all assets and liabilities were restated to reflect their respective fair values at that date.  The consolidated financial statements after that date are identified as “Successor” financial statements in the table below and represent those of a new reporting entity.  The Successor financial statements are not comparable to the financial statements of the pre-confirmation company, which are identified as “Predecessor” financial statements in the table below.

At the beginning of 2002, we adopted Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”) which includes a requirement that discontinued operations be evaluated at the lowest level to which cash flow is attributed.  Accordingly, except for two of our closed Wal-Mart vision centers that we relocated as freestanding stores in 2004, we classify closed stores as “Discontinued Operations.”  Revenues and expenses attributable to closed HMO offices are also classified as Discontinued Operations, whereas we report within results of continuing operations the operating results of HMO offices that remain open in a Wal-Mart location after our vision center closes.  Locations that were closed or disposed of prior to the adoption of FAS No. 144 did not qualify for Discontinued Operations presentation and are included in Continuing Operations for the periods during which they operated.

This summary should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K as well as the sections of this report entitled Business (Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

				2001
	2004	2003	2002	Seven months ended December 29, 2001	Five months ended June 2, 2001	2000
	Successor				Predecessor
Continuing Operations:
Total net revenue	$228,852	$216,714	$197,822	$108,134	$99,346	$257,852
Gross profit	$127,685	$119,182	$110,284	$60,232	$52,183	$138,004
Gross profit percentage	55.9%	55.0%	55.6%	55.7%	52.5%	53.5%
Operating income (loss) from continuing operations	$16,566	$5,378	$1,295	$(8)	$(7,409)	$(13,301)

Discontinued Operations:
Income from discontinued operations, net of taxes	$2,252	$1,996	$4,564	$2,537	$2,185	$6,888

All Operations:
Interest expense	$10,595	$12,913	$14,099	$8,459	$1,154	$7,783
Cumulative effect of change in accounting principle	—	$(564)	—	—	—	—
Net earnings (loss)	$12,375	$(3,868)	$(6,204)	$(5,860)	$113,323	$(139,880)
					(See Note)	(See Note)

Net earnings (loss) per basic share:
Earnings (loss) from continuing operations	$1.99	$(1.05)	$(2.15)	$(1.68)	$4.44	$(6.73)
Net earnings (loss)	$2.43	$(0.77)	$(1.24)	$(1.17)	$5.35	$(6.61)

Net earnings (loss) per diluted share:
Earnings (loss) from continuing operations	$1.81	$(1.05)	$(2.15)	$(1.68)	$4.44	$(6.73)
Net earnings (loss)	$2.21	$(0.77)	$(1.24)	$(1.17)	$5.35	$(6.61)

Balance Sheet Data:
Total assets	$135,110	$140,297	$153,801	$171,217	$186,688	$90,888
Long-term debt	$72,930	$94,939	$105,882	$118,403	$120,000	$139,109
Shareholders’ equity (deficit)	$21,422	$8,870	$12,829	$19,274	$25,000	$(113,323)

Cash Flow Data:
Net cash provided by operating activities	$23,725	$10,802	$13,124	$4,813	$9,564	$18,589
Depreciation and amortization	$13,542	$15,962	$18,999	$11,425	$4,808	$17,526
Capital expenditures	$5,137	$4,517	$5,209	$2,750	$2,084	$5,379

Statistical Data:

Vision centers open at end of period: Leased department vision centers	414	468	518	514	503	499
Freestanding vision centers	2	—	—	—	—	226
Number of closed retail optical locations: Included in continuing operations	—	—	—	—	226	322
Included in discontinued operations	58	112	113	113	109	91

Note:                   The net loss for 2000 includes reorganization expenses of $121.5 million, of which $100.8 million represented impairment of goodwill.  Net earnings for the five months ended June 2, 2001, include net reorganization gains of $96.5 million, with more than 100% of such net gains arising from our implementation of  fresh-start accounting.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are primarily an optical retailer.  More than 96% of our 2004 net revenue from continuing operations was derived from sales of prescription eyewear (spectacles and contact lenses) and other optical merchandise we sell in the 414 vision centers we operated as of January 1, 2005 within host environments and from our two recently opened freestanding stores.

Wal-Mart is our most important vision center host. Our locations inside domestic Wal-Mart stores account for 73% of our total store count at January 1, 2005, and 82% of our net revenue from continuing operations for the year then ended.  We have closed 96 of our domestic Wal-Mart locations in the last three fiscal years, primarily because our contractual right to continue to occupy the space expired, and we expect another 33 leases to expire in 2005.  Although we believe that we maintain an excellent tenant relationship with Wal-Mart, we nonetheless believe that Wal-Mart will continue its practice of opening its own domestic corporate vision centers in the spaces we vacate.  Accordingly, we do not believe that Wal-Mart will offer to extend any of our expiring leases in the United States.

We seek to be a growth retailer.  The domestic Wal-Mart store closings represent a significant challenge to overcome if we are to achieve our objective.  Our primary strategies as we entered 2004 were to:

•                  optimize the profitability of our existing store base to maximize the time we have to develop sustainable growth vehicles,

•                  develop growth opportunities within optics but outside of Wal-Mart, and

•                  drawing upon our strong relationship with Wal-Mart, test non-optics retail opportunities inside Wal-Mart stores.

The following discussion provides information regarding our progress against these three primary strategies, our primary objectives for 2005, changes in certain key operating measures over the last three years, how certain accounting principles affect our financial statements, our arrangements for leased retail space and our liquidity.  This discussion should be read in conjunction with our financial statements and notes included herein.

Summary of 2004 Results

During 2004, we made great progress towards optimizing the profitability of our existing store base, we tested a non-optics retail opportunity inside Wal-Mart and we continued to attempt to develop other growth opportunities within optics.  The year’s highlights were:

•                  Our domestic comparable store sales growth, a key internal measure of operating success used by retailers, was +6.5%.  This was on top of domestic comparable store sales growth of +6.1% in the prior year.

•                  Gross margins achieved on our continuing operations sales of optical products and services grew 110 basis points to 56.6%.

•                  Net cash provided by operating activities grew to $23.7 million, a 120% increase from net cash provided by operating activities in 2003 and the highest such measure in the Company’s history.

•                  Net income of $12.4 million represented a profit turnaround of $16.2 million versus the prior year.

•                  We realized gains of $3.2 million on repurchases of our Senior Subordinated Notes.

•                  We reduced the outstanding balance of our Senior Subordinated Notes by 18.5%, from $95.5 million at January 3, 2004, to $77.8 million at January 1, 2005.  Subsequently, we made an additional payment of principal of $4.9 million in February 2005, reducing the Note balance to $72.9 million.

•                  We relocated two of our Wal-Mart vision centers, in West Berlin, New Jersey, and Watertown, New York, to freestanding locations.  These are the first two locations in what we expect to be an expanding test of our ability to operate outside of host environments.

•                  We continued to grow our military business, with a net gain of three stores during the year and successful bids for three more locations that will open during the first half of 2005.  Through March 21, 2005, we have opened two of these locations and been awarded a contract for one additional location.

•                  We filed a lawsuit in Oklahoma that, if successful, could potentially enable us to open vision centers leased from Wal-Mart in that state.  We can provide no assurance of a favorable outcome.  If the legal outcome is favorable, we can provide no assurance that Wal-Mart would lease space to us in Oklahoma. See “Legal Proceedings”.

•                  We expanded our California HMO into new Wal-Mart and Sam’s Club locations in which Wal-Mart operates a vision center.

Additionally, in May 2004 our Board of Directors engaged TM Capital Corp. as financial advisors to review our strategic alternatives and we have engaged in extensive discussions and investigation of several of these alternatives.

The foundation for the operational improvements we achieved in 2004 had, in fact, been put into place in the last half of 2002 and throughout, but particularly in the first half of 2003.  Changes made during that period affected almost every aspect of our base business, including:

•                  our frame and lens selection and the number of suppliers from which we purchased these components,

•                  the materials used to help consumers better understand the spectacle lens choices available to them,

•                  pricing and organization of in-store spectacle frame displays,

•                  store staffing levels,

•                  incentive programs for store managers and other store associates, and

•                  store manager and associate training and evaluation measurements.

In addition to these changes in store operations, during August 2003 we reduced home office and field supervision staffing levels.

During 2004 we made fewer changes, but continued to enhance our training programs and refine our product procurement activities with initiatives that included the direct importation of a limited number of spectacle frames.

Primary Objectives for 2005

The TM Capital review of our strategic alternatives is continuing.  Such strategic alternatives could possibly include a refinancing of the 12% Notes or a more extensive recapitalization, a sale of the Company or a controlling interest therein, or a merger with or acquisition of another entity or other entities.  We have engaged in extensive discussions and investigation of several of these alternatives.  Because there is no assurance that any such transaction will be pursued or, if pursued, consummated, the discussion that follows does not take into consideration the potential effects of alternatives that could arise as a result of this strategic review.

Our primary objective remains as it has been - to develop ways to overcome the projected annual reduction of our vision centers inside Wal-Mart and become a growth retailer.  To this end, in 2005 our objectives are to:

•                  maintain or improve upon the per-store profitability levels we achieved in our base business in 2004,

•                  expand by 12 to 18 stores our test of relocating vision centers to freestanding store locations as their leases in Wal-Mart expire,

•                  develop other avenues for growth in optical retailing, and

•                  continue to grow the number of optometric offices operated in California by our HMO subsidiary.

We believe that we will continue to achieve strong operating results in 2005, but that our net income will decline from its 2004 level for the following reasons:

•                  we expect to lose another 33 of our vision center leases inside domestic Wal-Mart stores and our Wal-Mart vision centers are, on average, our most profitable locations,

•                  we expect that the planned 12 to 18 relocated freestanding locations will not achieve profitable operating levels during 2005 due to the timing of their openings throughout the year, heavy initial promotional spending and as their sales levels ramp up,

•                  we are likely to incur costs and possibly initial operating losses associated with other new optical retail opportunities,

•                  we do not expect to be able to duplicate the $3.2 million in pre-tax gains included in 2004 results from repurchases of our Notes at discounted prices, and

•                  2004 net income benefited from the reversal of our deferred income tax valuation allowance.  While the amount of income taxes we pay should remain relatively low in 2005, at approximately 5% of consolidated pre-tax income, we expect to record an income tax provision of between 36% and 40% of pre-tax income (see “Critical Accounting Policies and Estimates - Accounting for Income Taxes” below).

Results of Operations

Total Net Revenue.  Total net revenue from continuing operations consists of sales of optical products and services fees from managed vision care services and sales of home medical products and services.  We operate on a 52/53 week fiscal year.  Fiscal 2003 contained 53 weeks whereas fiscal 2004 and fiscal 2002 each contained 52 weeks.

Sales of optical products and services increased 4.9% in 2004 compared to 2003 and 7.3% in 2003 compared to 2002, whereas comparable store sales increased 6.5% in 2004 and 5.7% in 2003.  Comparable store sales are computed based upon stores that were open in the same month of each year within the comparison periods and exclude 2003’s extra week.  During 2003 we made several operational changes designed to improve our sales performance.  These changes positively impacted 2003 sales and had a continuing positive impact on 2004 sales.  While it is difficult to quantify the effect of each of these changes, we believe the following initiatives had the most significant impact on retail sales in 2004 and 2003.

1.               In May 2003, we began offering a twelve-month extended warranty plan to provide for repair and replacement of eyeglasses during the first year after purchase.  Revenue recognized from the sales of the warranty plan was approximately $5.4 million in 2004 compared to $1.2 million in 2003.  Amounts collected from the sale of these warranties are recognized as revenues over the twelve-month warranty period on a straight-line basis.  Thus, the year-over-year increase in warranty plan revenue is the result of both (a) selling the plan for all twelve months in 2004 and (b) reaching the point, in May 2004, where monthly revenues recognized approximated one month’s sales of the plan.  Incremental revenues from sales of this warranty plan are, therefore, expected to slow in 2005, particularly beginning in May.

2.               We implemented significant merchandising changes in every major product category (frames, spectacle lenses, contact lenses and accessories).  The most significant category changes were as follows:

a.         In the first quarter of 2003, we updated our frame collection to modernize and simplify our presentation.  As part of this process, we substantially reduced the number of frame vendors, consolidated price points and enhanced the presentation of frames to make them more brand focused for the customer and easier to manage for our associates.

b.        In the fourth quarter of 2003, we consolidated our lens offering to simplify the sales process for our associates and make it easier for the customer to select the lenses that best fit their needs.

c.               During the first half of 2003, we aligned our contact lens selection with the products most frequently prescribed by our independent doctors.  This favorably impacted our contact lens sales, which were up approximately 8% in 2004 over 2003 and increased approximately 9% in 2003 compared to 2002.

d.              We also updated our accessory collection to complement our spectacle offering, increasing 2003 accessory sales by approximately 19% over 2002.

3.               We restructured our personnel scheduling at the store-level to provide for consistent coverage based on operating needs by sales volume levels.

4.               We amended our incentive programs to increase potential participation by, and therefore the productivity of, our associates.

5.               In January 2003, we began manufacturing eyeglasses for a small retail optical company.  Total revenue from this line of business was approximately $966,000 and $877,000 in 2004 and 2003, respectively.

Managed care sales accounted for approximately 11%, 12% and 11% of our sales of optical products in 2004, 2003 and 2002, respectively.  We work with large and small managed care payors to provide vision benefits to their members.  We expect that sales through managed vision care programs will continue to represent a significant percentage of total retail industry optical sales.  (See “Risk Factors - Our declining base of vision centers in Wal-Mart stores could make it more difficult for us to compete.”)  Changes in the managed vision care industry can significantly impact our sales.  Effective October 1, 2003, a large national managed care payor changed its policy regarding out-of-network providers.  These changes limited our ability to verify benefit coverage and to accept assignment of the payor’s benefits on behalf of certain of our customers.  In 2003, we generated sales of approximately $3.2 million as an out-of-network provider for this payor.  In 2004, sales from this source declined to $186,000.  We are working aggressively to mitigate the decreases in lost sales.  We will continue to work toward adding third party plans and payors as part of our ongoing managed care growth strategy.

During the second quarter of 2002, a wholly owned subsidiary (the “HMO”) began aggressively marketing eye examination products and services as a specialized health care service plan in California.  Until January 2004, the HMO operated optometric examination offices only in California Wal-Mart stores in which we operated the vision center.  In January 2004, we also began operating optometric examination offices in certain California Wal-Mart stores in which Wal-Mart operates the vision center.  Fees from managed care vision services include premiums from the HMO’s managed care insurance product and, commencing in 2004,  patient co-payments for exam fees.

The increases in fees from managed care vision services in 2004 and 2003 are largely attributable to increased enrollments in our HMO.  The HMO had approximately 168,000, 150,000 and 48,000 members at the end of 2004, 2003 and 2002, respectively.  In 2004 we also generated revenue from patient co-payments of approximately $472,000.

Gross Profit.  The components of sales and gross profit from continuing operations are detailed below (dollars in thousands):

	2004		2003		2002
Optical Products and Services:
Sales, net	$220,759	100.0%	$210,368	100.0%	$196,123	100.0%
Cost of goods sold	95,909	43.4%	93,685	44.5%	86,139	43.9%

Gross profit	$124,850	56.6%	$116,683	55.5%	$109,984	56.1%

Managed Care Vision Services:
Revenue	$7,835	100.0%	$6,346	100.0%	$1,699	100.0%
Claims expense	5,066	64.7%	3,847	60.6%	1,399	82.3%

Gross profit	$2,769	35.3%	$2,499	39.4%	$300	17.7%

Home Medical Products:
Sales	$258	100.0%
Cost of sales	192	74.4%
Gross profit	$66	25.6%

Total net revenue	$228,852	100.0%	$216,714	100.0%	$197,822	100.0%
Total cost of goods sold	101,167	44.2%	97,532	45.0%	87,538	44.3%

Total gross profit	$127,685	55.8%	$119,182	55.0%	$110,284	55.7%

The improvement in gross margin on sales of optical products and services to 56.6 % in 2004 compared to 55.5 % in 2003 was attributable to several factors:

1.               Eyeglass margins improved 50 basis points in 2004 compared to 2003.  The improvement in margins was attributable in part to an increase in revenue recognized from the sale of our twelve-month extended warranty plan to approximately $5.4 million in 2004 compared to $1.2 million in 2003.  Eyeglass margins in 2004 were also favorably impacted by a change in our single vision lens offering made in the fourth quarter of 2003, changes made to our multifocal lens offering in 2004 and a reduction in remake and warranty claims in 2004.  These factors were partially offset by lower margins on an increased level of promotional sales, such as the free frames promotion for the purchase of a second pair of eyeglasses which resulted in increased sales and a reduction in inactive inventory, but at reduced margins.

2.               A revision in the lease agreement covering all of our Fred Meyer locations became effective in January 2004 resulting in a decrease in rent (a component of cost of sales) for these stores.  We experienced savings in rent expense of approximately $1.2 million in 2004 compared to 2003 which favorably impacted margins as a percent of sales by approximately 0.5%.

3.               Margin on contact lens sales improved in 2004 compared to 2003 due to a change to new extended wear contact lens products with higher gross margins.

Partially offsetting these improvements in the retail gross margin percentage was a shift in product mix to a higher percentage of contact lens sales and a lower percentage of eyeglass sales.  Contact lens sales, which yield a lower margin than do eyeglass sales, increased by $3.4 million to $45.8 million or 20.8% of total sales of optical products and services in 2004 from $42.4 million or 20.1% of total sales of optical products and services in 2003.  Our eyeglass sales, which include revenue recognized from the sale of our twelve-month extended warranty plan, increased $7.3 million to $165.6 million in 2004 from $158.3 million in 2003, but as a percent of total sales of optical products and services they declined to 75.0% in 2004 from 75.2% in 2003.  A continuation of this trend of declining eyeglass sales as a percent of total sales would have a negative impact on our gross margins.

The gross margin on sales of optical products and services declined to 55.5 % in 2003 compared to 56.1 % in 2002 due primarily to a shift in product mix to a higher percentage of contact lens sales and a lower percentage of eyeglass sales.  Contact lens sales increased by $3.5 million to $42.4 million or 20.1% of total sales of optical products and services in 2003 from $38.9 million or 19.8% of total sales of optical products and services in 2002.  Eyeglass sales increased $7.9 million over 2002 but as a percent of total sales of optical products and services, they declined to 75.2% in 2003 compared to 76.7% in 2002.

Partially offsetting the effect of the shift in product mix was revenue of $1.2 million recognized in 2003 from the sale of our twelve-month extended warranty plan.  We also saw a slight improvement in eyeglass margins as a result of the change in lens offering made in the fourth quarter of 2003.

The gross profit on managed care vision services represents premium revenue and patient co-payments less claims expenses and the cost of operating our optometric examination offices.

Selling, General and Administrative Expense (“SG&A expense”).  SG&A expense consists of the following (dollars in thousands):

	2004		2003		2002
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Store operating expense	$71,165	31.1%	$72,689	33.5%	$67,549	34.1%
Store depreciation and amortization	3,373	1.5%	5,503	2.5%	8,590	4.4%
Field supervision	5,321	2.3%	6,176	2.9%	6,297	3.2%
Corporate support	22,364	9.8%	20,391	9.4%	18,149	9.2%
Amortization of Wal-Mart contract rights	7,509	3.3%	7,523	3.5%	7,563	3.8%
Other depreciation and amortization	1,051	0.5%	776	0.4%	841	0.4%
Impairment of long-lived assets	336	0.1%	262	0.1%
Restructuring expense			484	0.2%
Total SG&A expense	$111,119	48.6%	$113,804	52.5%	$108,989	55.1%

Store operating expenses, which do not include rent and other occupancy costs, declined in 2004 compared to 2003 primarily as a result of reductions in payroll and benefit costs, telephone and supplies expense, and managed care claims processing costs.  Payroll savings were attributable to our new personnel scheduling and incentive plans implemented to control employee costs.  Reductions in benefit costs were the result of lower health insurance and workers compensation insurance claims.  Negotiation of new contracts for telephone service and implementation of a new managed care claims system generated savings in these areas.  Supply costs were lower in 2004 because the prior year included large expenses necessitated by the many operational changes made in the stores during 2003 to improve sales and margins.

Store operating expenses in 2003 increased 7.6% compared to 2002 but declined as a percentage of total revenue.  The increase in expenses in 2003 was due primarily to higher payroll and benefits costs, increased advertising costs and higher workers compensation insurance claims.  The increase in payroll costs was attributable in part to higher pay rates in certain markets where availability of dispensing opticians and growing competition resulted in upward pressure on rates for optical personnel.  Also, store level incentive costs increased in 2003 due to a change in the incentive structure combined with improved sales performance.  Advertising costs increased approximately $567,000 in 2003 over 2002 as we stepped up promotional activities to improve sales.  Increases in health insurance costs and workers compensation insurance costs were due in part to the increasing cost of medical services and an adverse development of claims from previous years, particularly in California.

Store depreciation costs declined in both 2004 and 2003 compared to the respective prior year due to leasehold improvements and equipment at some stores becoming fully depreciated.

Field supervision expense declined in both 2003 and 2004 compared to the prior year due to a reduction in the number of regional and district managers.

Corporate support expenses increased in both 2004 over 2003 and 2003 over 2002.  The increase in 2003 over 2002 was primarily attributable to higher health insurance costs, increased incentive compensation and an increase in professional fees, a portion of which was related to the re-audit of our 2001 financial statements.

The increase in corporate support expenses in 2004 over 2003 was primarily attributable to accruals made for incentive compensation expense. In 2004 we recorded expense of approximately $5.2 million for incentives earned under various incentive plans, representing an increase of $4.2 million over similar expenses recorded in 2003.   The two largest components of the 2004 expenses were (1) approximately $3.0 million accrued under the 2004 short-term incentive plan and (2) approximately $1.5 million accrued under a long-term incentive plan implemented in 2002. Incentives payable under the short-term plan were based upon the substantial year-over-year increase in our operating results. Incentives payable under the long-term plan were based upon cumulative adjusted EDITDA (as defined) achieved during the three fiscal years ended January 1, 2005. A portion of the expense recorded under the long term plan in 2004 reflects an increase in the market value of our common stock during the year because the final payments due thereunder were determined by our 2004 year end closing stock price.  Declines in professional fees and retail support center payroll costs partially offset the increase in incentive plan accruals. The reduction in professional fees was the result of operational consulting fees and unusually high audit and tax return preparation fees incurred in 2003. The decrease in payroll costs was attributable to corporate office staff reductions made in the second half of 2003.

The increase in other depreciation and amortization in 2004 compared to 2003 was due primarily to the purchase of a new software system for processing managed care claims.

We assess the impairment of all identifiable intangible and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In 2004 we identified 14 vision centers in Wal-Mart, Wal-Mart de Mexico and Fred Meyer with a history of operating losses that we do not expect to become profitable.  In addition, we determined that our two home medical equipment stores would be closed or disposed of during 2005.  As a result, we have recorded a non-cash impairment charge of $336,000 in 2004 to write down the long-lived assets for these locations to their fair market value.  The impairment charge for 2003 represents impairment charges recorded in 2003 for those stores that are included in continuing operations at the end of 2004.  The 2003 impairment charges for 19 stores that were closed during 2004 are included as a component of income from discontinued operations.

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

Interest Expense.  The outstanding balance of our long-term Senior Subordinated Notes is the primary driver of interest expense.  Interest expense decreased approximately $2.3 million in 2004 compared to 2003 and $1.2 million in 2003 compared to 2002.  These decreases were due primarily to the mandatory redemptions and Note repurchases made during each year.  The following table shows the annual activity in these Notes (in thousands):

	2004	2003	2002

Senior subordinated notes outstanding at beginning of year	$95,484	$109,706	$120,000
Mandatory redemptions at par	(2,551)	(8,161)	(5,796)
Repurchases at discounted prices	(15,145)	(6,023)	(4,498)
Retirement of unissued Notes	—	(38)	—
Senior subordinated notes outstanding at end of year	$77,788	$95,484	$109,706

Weighted average balance outstanding for the year	$86,451	$104,366	$115,526

Gain on Repurchase of Notes.  During 2004, 2003 and 2002, we repurchased our Senior Subordinated Notes and recorded gains from those repurchases as shown below (in thousands):

	2004	2003	2002

Face value repurchased	$15,145	$6,023	$4,498
Purchase price	11,979	3,702	2,932
Gain on repurchase of Notes	$3,166	$2,321	$1,566

Income Tax Expense (Benefit).  Income tax expense in both 2004 and 2003 consists of amounts we expect to pay under federal alternative minimum tax provisions and in states in which our taxable income cannot be offset by our net operating loss carry-forwards plus deferred income tax provisions, offset in 2004 by a reduction in the previously recorded valuation allowance.  At January 1, 2005, as a result of our substantial improvement in profitability in 2004 and improved outlook for future profits, we eliminated the remaining balance of $1,203,000 in the deferred tax valuation allowance.  This adjustment created a net credit provision for the year. We expect our provision for income taxes to increase significantly in 2005.  See “Critical Accounting Policies and Estimates - Accounting for Income Taxes.”

Discontinued Operations.  During 2004, we closed 55 vision centers inside Wal-Mart stores located in the United States, two vision centers in Wal-Mart de Mexico stores and three vision centers on military bases. Two of the vision centers closed inside domestic Wal-Mart locations relocated to freestanding locations within the vicinity of the closed locations.  During 2003, we closed 40 vision centers inside domestic Wal-Mart locations, twelve vision centers in Fred Meyer stores  and two vision centers on military bases.  Historical operating results for these closed vision centers, excluding the vision centers that we relocated to freestanding locations in 2004, have been classified as discontinued operations and presented separately for all periods presented in the accompanying Condensed Consolidated Statements of Operations.  During 2003, we also closed eight HMO offices that were located next to vision centers we closed concurrently in California Wal-Mart stores.  The historical operating results for these HMO offices have also been classified as Discontinued Operations.  The historical results of HMO offices that remain open in a Wal-Mart location after our vision center closes are included in Continuing Operations.  Condensed information for these closed stores follows (in thousands):

	2004	2003	2002

Total net sales	$13,970	$36,433	$49,198
Operating income	$2,344	$2,204	$4,557
Income (loss) on disposal	$(57)	$(146)	$7
Income taxes	$35	$62

The 2003 operating income includes a non-cash impairment charge of $288,000 to write down the long-lived assets for certain of the stores closed in 2004 to their fair market value.  The loss on disposal of these operations includes severance, closing costs and gains recorded from the sale of certain assets.

Cumulative Effect of a Change in Accounting Principle.  We adopted Emerging Issues Task Force Issue No. 02 — 16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”) at the beginning of 2003. This Issue addresses the method by which retailers account for vendor allowances. Prior to fiscal 2003, we received vendor allowances through co-op advertising agreements, which were classified in the income statement as a reduction of advertising expense.  As a result of the adoption of EITF 02-16, certain vendor allowances, which formerly were treated as a reduction in advertising costs, began to be presented as a reduction of inventory cost and subsequently as a component of cost of goods sold.  On the first day of fiscal 2003, we recorded additional expense of $564,000 as the cumulative effect for this change in accounting principle.  This amount reflects the portion of vendor allowances that would have reduced inventory costs had this new accounting pronouncement been in effect at the end of 2002.

Lease Agreements

Vision Center Lease Agreements.  Our vision center operations are governed by occupancy agreements, all but two of which are with our hosts.  The table below sets forth key data about each of these agreements:

	No. of Stores January 1, 2005	Length of Initial Base Term (years)	Length of Option Terms (years)	No. of Options Exercisable in Fiscal 2005

Vision Centers Located In
Wal-Mart:
Domestic	304	9	3	19
Mexico	35	5	5	6
Fred Meyer	47	3	None	N/A
U.S. Military Bases	28	2 to 7	None	N/A
Freestanding stores	2	5	5	None

Under our master license agreement with Wal-Mart, we are required to notify Wal-Mart of our intent to exercise the renewal option at least six months prior to the expiration of the base term.  As of January 1, 2005, we had notified Wal-Mart of our intention to exercise the three year option to extend all 15 leases whose base terms expire during the first six-months of 2005.  Because we must notify Wal-Mart of our intention to renew each lease six months prior to its scheduled expiration, the number of options exercisable in fiscal 2005 in the above table is based upon leases in domestic Wal-Mart locations that are scheduled to expire between July 1, 2005 and June 30, 2006, excluding leases that we expect to be automatically extended as a result of Supercenter conversions (see “Domestic Wal-Mart Vision Centers” below).

Lease Expiration Dates.  The following table sets forth the number of our vision center leases that expire each year, assuming that we exercise all available options to extend the terms of the leases except in one instance where we declined to renew a lease within a domestic Wal-Mart store that will expire in July 2005.  As described under “Domestic Wal-Mart Vision Centers” below, we expect the leases for nine of our domestic Wal-Mart vision centers to be extended as a result of Supercenter conversions scheduled for 2005.  The table does not presume any other potential future lease extensions from Supercenter conversions.

	Leases Expiring In Fiscal Year
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Host Company:
Wal-Mart
Domestic	33	36	40	27	39	13	17	29	14	14	18	15	9
Mexico	15	5	8	—	—	1	4	—	2	—	—	—	—
Fred Meyer	—	47	—	—	—	—	—	—	—	—	—	—	—
Military	8	7	2	4	—	—	7	—	—	—	—	—	—
Freestanding stores	—	—	—	—	2	—	—	—	—	—	—	—	—
Totals	56	95	50	31	41	14	28	29	16	14	18	15	10

Domestic Wal-Mart Vision Centers.   Our master license agreement with Wal-Mart gave us the right to open 400 vision centers, the last five of which were opened in 2001.  Under this master license agreement, the base term of our lease in each domestic Wal-Mart store is nine years.  We have an option to renew each lease for an additional three years, providing us with a total lease term of twelve years.  Therefore, but for the provision described in the following paragraph, and assuming we exercised the renewal option, we would have expected to close our last domestic Wal-Mart vision center in October 2013, twelve years after the final such vision center had opened.

The master license agreement also provides that if, at any time during our base or renewal lease term in a store, Wal-Mart converts the store to a Supercenter and relocates our vision center, our lease term in that store will start over.

Through January 1, 2005, our leases in 91 domestic Wal-Mart locations have been extended as a result of Supercenter conversions, including a total of 47 in the last three years, with the following results:

Year of Conversion	Number of Conversions	Average Age of Our Vision Centers at Date of Conversion
2002	14	9 years, 6 months
2003	18	9 years, 5 months
2004	15	10 years, 5 months

Of the 304 stores we operated inside Wal-Mart at January 1, 2005, we believe that 133 leases, including those that we believe will be extended in 2005, would be eligible for automatic extension if Wal-Mart converts the locations to Supercenters before the respective lease terms expire.  We typically receive notice of no more than one year’s schedule of pending Supercenter conversions.  Based on information presently available, we believe that the lease terms for as many as nine of our vision centers could be extended during 2005 as a result of conversions.  The average age of these vision centers will be ten years and six months at the anticipated date of conversion.  We can provide no assurance that any other lease we have with Wal-Mart will be extended in the future.

We accordingly believe that if we exercise all available renewal options, we will still be operating vision centers inside 129 domestic Wal-Mart stores at the end of 2009.

We do not always exercise our renewal option on our domestic Wal-Mart stores, usually because of unattractive store economics associated with a higher minimum rent obligation during the renewal term.  Through February 28, 2005, we have had 266 opportunities to exercise our three-year renewal option and have exercised the option 252 times.  We can provide no assurance that this historical ratio will help predict our future decisions regarding renewal options, as such decisions are made on an individual store basis considering then-current facts and circumstances.

Wal-Mart de Mexico.  Our agreement with Wal-Mart de Mexico provides for a five-year base term at each location, followed by two options for two-year renewals and a final option for an additional one-year renewal.  The agreement also provides for early lease termination by either party for vision centers that fail to achieve certain minimum sales levels for four consecutive quarters.  In the third quarter of 2004 and the first quarter of 2005, we closed two and four vision centers, respectively, under this provision.

Our agreement with Wal-Mart de Mexico provides that each party will not deal with other parties to operate leased department vision centers in Mexico.  We are continuing negotiations with Wal-Mart de Mexico that could, among other matters being discussed, eliminate or modify this provision.  During our negotiations, the lease terms of 12 of our vision centers in Mexico have expired.  We continue to operate all 12 on a month-to-month basis.  These 12 locations are included in 2005 lease expirations in the table set forth above.

Fred Meyer.  All stores that we operate inside Fred Meyer locations are governed by a lease agreement that expires December 31, 2006.  Although that date is the first day of our 2007 fiscal year, we have included all 47 locations in the 2006 lease expiration column in the schedule set forth above.  We believe that we have an excellent relationship with this host; accordingly, we currently believe that we will be able to enter into an agreement to continue operating some or all of these stores after the current lease expires, although we cannot provide assurance that this will be the case or that any extension will be on the terms and conditions contained in our current lease agreement.

Military.  Contracts for operating individual vision centers on U.S. military bases are awarded as a result of a competitive bidding process.  At the end of the lease term, a new bidding process occurs.  Prior to 2004, contracts for each location generally provided for a lease term of between two and five years.  Commencing in 2004, contracts awarded for vision centers provide for a seven-year lease term.  In 2004, we won six bids for new locations and also won an additional bid to continue operating an existing location.  In 2005 we won a bid to continue operating another existing location. We intend to continue to vigorously pursue expansion of our vision center operations on military bases.

Other Operations.  The leases for the two home medical equipment stores we operate inside Wal-Mart provide for a five-year base term followed by a five-year renewal at our option.  The base term of both leases will expire in 2009.  The leases provide that we may cancel them, upon three-months’ advance notice, at any time between the twelfth and eighteenth month of the base term.  On February 28, 2005, we notified Wal-Mart of our intention to terminate both leases during this early termination period.

Liquidity and Capital Resources

We have generated substantial positive operating cash flow since we emerged from bankruptcy on May 31, 2001.  Operating cash flow has been sufficient to fund our capital expenditures.  We have used our excess cash to reduce the balance of the Senior Subordinated Notes by more than $47 million, through mandatory principal redemption payments made each February and August at par and through periodic repurchases made at discounted prices.

We made mandatory principal redemption payments on the Notes of $545,000 on February 28, 2004 and approximately $2.0 million on August 31, 2004.  Subsequent to the end of fiscal 2004, we made a mandatory principal redemption payment on the Notes of approximately $4.9 million on February 28, 2005.  These redemptions are based on the requirements of the indenture and are made at par.  Each principal redemption payment is based on the results for the six-month period ending in the preceding June or December, respectively.  Following the February 28, 2005 payment, the remaining outstanding principal balance on these Notes was $72.9 million.  Our ability to develop successful businesses to replace the reductions in revenue that will result from our declining store count will have a significant impact on our ability to retire all of this debt by its March 2009 due date.  However, the mandatory redemption provisions of the Note Indenture may reduce the amount of cash we have available to invest in replacement businesses.  See “Risk Factors - Loss of high-volume Wal-Mart stores could adversely affect our financial health”, “Risk Factors - Our substantial indebtedness could adversely affect our financial health” and see “Risk Factors - We are required by our indenture to make mandatory redemptions of principal owing on our Notes if we generate excess cash flow, which may have an adverse impact on our common stock.”

To meet occasional needs for additional funding, we currently maintain a $10 million revolving credit facility with Fleet Retail Group, Inc.  Our most recent borrowings under this facility occurred in April 2003, when large periodic payments were made under several contractual arrangements.  A portion of the Fleet facility may be used to issue letters of credit.  At February 28, 2005, we had no borrowings under our credit facility, we had letters of credit of $4.0 million outstanding and our unused availability was approximately 2.5 million.  Availability under the facility is subject to borrowing base and related limitations. The Fleet credit facility expires on May 30, 2007.

As amended to date, our Fleet facility contains various restrictive covenants, including requirements that we:

•                  maintain minimum EBITDA (as defined) of $19.6 million for each rolling 12-month period ending on the last day of each fiscal month,

•                  maintain a minimum fixed charge coverage ratio (as defined) of 1.0 to 1.0 for each six-month period ending nearest June 30 and December 31,

•                  limit our annual lease obligations in non-hosted locations, and

•                  limit our capital expenditures.

In March 2005, to allow for the opening of new freestanding locations, Fleet increased the limit on certain non-host lease obligations from $800,000 during any consecutive twelve-month period to $2,000,000 during any consecutive twelve-month period and provided for capital expenditures of up to $9.5 million in 2005.  The capital spending limit will revert to its previous level of $5.5 million after 2005.  If our test of freestanding vision centers is successful and we wish to continue opening additional freestanding locations, we may have to seek additional amendments of these and possibly other covenants under this arrangement.  We cannot offer any assurances that, if needed, Fleet would increase the annual lease payment or capital spending limits to accommodate an accelerated pace of store openings.

We continually monitor our compliance with covenants under the Fleet agreement and believe that we currently comply with all such covenants.  We particularly focus on adjusted EBITDA (as defined under our debt agreements) because this measure is also a component of the computations we make each six months to determine the amount of our mandatory redemption of our Senior Subordinated Notes.

The following is a reconciliation of net earnings to adjusted EBITDA as defined (amounts in thousands):

	2004	2003	2002

Net earnings (loss)	$12,375	$(3,868)	$(6,204)
Adjustments:
Interest expense	10,595	12,913	14,099
Income tax expense (benefit)	(787)	198
Depreciation and amortization	13,542	15,962	18,999
Cumulative effect of a change in accounting principle		564
Gains on repurchase of Senior Subordinated Notes	(3,166)	(2,321)	(1,566)
Impairment of long-lived assets	336	550
Other	(63)	66	(470)
Adjusted EBITDA, as defined	$32,832	$24,064	$24,858

adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all capital expenditures, debt service costs and payment of income taxes, should not be considered an alternative to net income or to cash flow from operations (as determined in accordance with GAAP) and should not be considered an indication of our operating performance or as a measure of liquidity.  EBITDA is not necessarily comparable to similarly titled measures for other companies.

The Company’s capital expenditures have historically been for store openings, relocations, and remodeling, lensmaking and other optometric equipment. In 2005, we expect to open between 12 and 18 new freestanding stores.  Capital costs for the two freestanding stores we opened in 2004 averaged $200,000 per store.  We have already been awarded contracts to operate three new military vision centers and we intend to bid on several other locations as the current contracts expire.  Capital costs for the six new military locations we opened during 2004 averaged $71,000 per store.    In 2005, we expect to refixture nine of our Wal-Mart vision centers at the time their lease is extended because Wal-Mart converts the store to a Supercenter.  Capital costs for the 15 vision centers affected by Wal-Mart’s 2004 conversions averaged $34,000 per store.

We expect that cash flow generated by 2005 operations will be sufficient to fund debt service costs and the capital costs associated with new store openings.  It is possible that our capital spending for 2005 could approach the $9.5 million limit provided under our agreement with Fleet.

Although we expect to record an income tax provision in 2005, at a rate of 36% to 40% of pre-tax income, we do not anticipate that our actual obligations to pay income taxes will increase from 2004’s rate of less than 5% of pre-tax income because of our ability to utilize net operating tax loss carryforwards to offset our regular federal tax liability and substantially all of our state tax liabilities.  Our usable federal net operating loss carryforward is approximately $61.1 million at January 1, 2005.  Available state net operating loss carryforwards vary by jurisdiction.  Many of these tax losses, particularly the federal loss carryforward, are subject to significant limitations in certain circumstances.  See “Risk Factors - Our use of net operating loss carry-forwards may be subject to limitations.”

Future Commitments

The table below sets forth our contractual obligations as of January 1, 2005 (amounts in thousands):

	Payments due by fiscal year
	2005	2006	2007	2008	2009	There- after	Total

Senior Subordinated Notes (a)	$4,858				$72,930		$77,788

Interest expense (a)	$8,847	$8,750	$8,750	$8,750	$2,187		$37,284

Operating lease obligations (b)	$21,040	$16,467	$9,921	$5,451	$3,540	$6,344	$62,763

Purchase obligations (c)	$204	$120	$20				$344

(a)          Our senior subordinated debt agreement provides for semi-annual principal repayments in August and February based in part on the results of operations for the six-month periods ended in the preceding June and December.  The timing of future principal repayments is contingent upon future results.  Accordingly, except for the payment that was made on February 28, 2005, the total carrying value is presented as due upon maturity in 2009, and the associated interest obligation is computed on the same basis.

(b)         Our operating lease obligations represent minimum rent payments due under our various lease agreements for retail space, HMO offices and operating equipment.  The rent for certain of our retail locations is based on a percentage of sales.  The amounts in the above table do not include any amounts for these locations.

(c)          Our purchase obligations represent minimum purchase requirements for local phone and certain other data services including polling and internet capability.

(d)         We have outstanding letters of credit in the amount of $4,028,000 which expire in 2005.  As no payments are expected to be made under these letters of credit, the letter of credit amounts are not included in the above table.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements, as discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations, have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates and judgments, and incorporate any changes in such estimates and judgments into the accounting records underlying our consolidated financial statements.  We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  (For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements.)

Revenue Recognition.  We defer revenue recognition until delivery of the product by estimating the value of transactions for which final delivery to the customer has not occurred at the end of the period presented.  The amount of cash that was received at the time the customer’s order was placed is recorded as a deposit liability and is included in accrued liabilities.

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

Revenue is earned from HMO memberships and services.  Revenue from membership premiums is recognized over the twelve-month life of the policy as services are rendered and revenue from related managed care services is recognized as  such services are rendered.

We must make estimates of potential returns and replacements of all or part of the eyewear sold to a customer.  We analyze historical remake and warranty activity, consider current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of our estimate of these costs.  If we made different judgments or utilized different estimates, this would likely result in differences in the amount and timing of revenue and related costs for any period.

Allowance for Uncollectible Managed Care Receivables.  Managed care accounts receivable are recorded net of contractual allowances and reduced by an allowance for amounts that may become uncollectible in the future.  A significant portion of our receivables are due from health care plans or third-party administrators located throughout the United States.  Approximately 11% of our 2004 net sales related to products sold to customers that ultimately will be funded in full or in part through private insurance plans, third party insurance administration programs or government reimbursement programs such as Medicare and Medicaid.  Any failure on our part to accurately and timely file for reimbursement with these programs can have an adverse effect on our collection results which, in turn, will have an adverse effect on liquidity and profitability.

Estimates of our allowance for uncollectible receivables are based on our historical billing and collection experience.  Changes in our billing and collection processes, changes in funding policies by insurance plans and changes in our sales mix within insurance plans may have a material effect on the amount and timing of our estimated expense requirements.

Inventory Valuation.  Our inventories are stated at the lower of weighted average cost or market.

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

Valuation of Long-Lived and Intangible Assets.  Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of our adoption of fresh start accounting in May 2001 and represents the value of our lease agreement with Wal-Mart and the business relationship therein created.  This intangible asset has a net value of $85.8 million at January 1, 2005.  The precise length of this intangible asset’s life is not known due primarily to Wal-Mart Supercenter conversions that automatically trigger extensions on the contractual life of the asset.  Based on our projections, our best estimate of the useful life of this asset was fifteen years at inception and is 11 years and 5 months at January 1, 2005.  Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.

We assess the impairment of all identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important, which could trigger an impairment review, include (1) actual or budgeted operating losses at vision center locations; (2) a significant underperformance of vision center operations relative to expected historical or projected future operating results; (3) significant changes in the manner of our use of our assets or the strategy for our overall retail optical business; (4) significant negative industry or economic trends; (5) a significant decline or adverse change in the rate or geographic concentration of Wal-Mart host store relocations or Supercenter conversions; and (6) a permanent adverse change in cash flows generated by an operation.

If one or more of the above indicators of impairment exists, we determine if the carrying value of intangibles or long-lived assets may not be recoverable based on a projected cash flow model.  If the projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow method.  In accordance with this policy, we recorded impairment charges of $336,000 and $550,000 in 2004 and 2003, respectively, to write down the value of long-lived assets at under-performing stores to their fair market value.

Significant management judgment is required regarding the existence of impairment indicators as discussed above. Future events could cause us to conclude that impairment indicators exist and that long-lived assets or intangible assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Accounting for Income Taxes.  As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as equipment depreciation, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities. Prior to 2002, we incurred significant net operating losses that resulted in tax net operating loss (“NOL”) carry-forwards.  These NOLs also result in a deferred tax asset to the extent they could be utilized to reduce taxes otherwise due in the future.

We must assess the likelihood that our deferred tax assets will be recovered from future taxable income.  To the extent we believe that it is “more likely than not” that recovery will not occur, we must establish a valuation allowance.  If we establish or increase a valuation allowance in a period, we must include an expense within the tax provision in the statement of operations.  If we reduce a valuation allowance during a period, income tax expense will be reduced by the amount of such reduction.

Since emerging from bankruptcy, our 2002, 2003 and 2004 year-end deferred tax assets have exceeded our year-end deferred tax liabilities.  At the end of both 2002 and 2003, we recorded a valuation allowance against the net deferred income tax asset.  The amount of the valuation allowance was sufficient to reduce the deferred tax asset to an amount equal to the deferred tax liability, resulting in no net deferred tax balance. At January 1, 2005, total deferred tax assets exceeded total deferred tax liabilities by $1.2 million.  At January 1, 2005, we reversed the valuation allowance that had been recorded in previous years against this net deferred income tax asset, because we were no longer able to conclude that it was “more likely than not” that the net deferred tax asset would not be realized.  This conclusion was based upon the substantial improvement we achieved in 2004 operating results, expected future profitability from continuing operations and other factors.

Self-Insurance Accruals.  We self-insure estimated costs associated with workers’ compensation claims and group medical liabilities, up to certain limits.  Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported.  Trends in actual experience are a significant factor in the determination of such reserves.  We believe our estimated reserves for such claims are adequate, however actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

Other Accounting Policies.  The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles.  See the notes to our audited consolidated financial statements which begin on page F-7 of this Annual Report on Form 10-K and contain accounting policies and other disclosures required by generally accepted accounting principles.

Recent Accounting Pronouncements.  See Note 3, “Recent Accounting Pronouncements,” included in the “Notes to Consolidated Financial Statements” that begin on page F-7 of this Annual Report on Form 10-K.

Risk Factors

An investment in National Vision will be subject to significant risks, some of which are inherent in the retail optical business, some of which are due to the Company’s business relationship with Wal-Mart and some of which are general legal or business risks.  Investors should carefully consider the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K.

Our ability to continue to generate revenue and operating income depends on our continued relationship with Wal-Mart.

We are substantially dependent on Wal-Mart and its affiliates for our current operations.  The following chart shows, as of January 1, 2005, the number of our vision centers that are in Wal-Mart stores and the total number of our vision centers:

Category	Number

Total Vision Centers	416
Domestic Wal-Mart Locations	304
Wal-Mart de Mexico Locations	35

Our vision centers located in Wal-Mart stores have historically accounted for a substantial portion of our net revenues and operating cash flow.  Vision centers in Wal-Mart stores rely largely on customer traffic generated by the Wal-Mart host store.

Wal-Mart is under no obligation to provide us with additional vision center leases.  We have no basis to believe that Wal-Mart will offer us any additional locations.  We also have no basis to believe that Wal-Mart will offer to extend any of our existing leases apart from instances where Wal-Mart is obligated to do so pursuant to the terms of our master license agreement upon the relocation or conversion of a store to a Supercenter (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Lease Agreements”).  We will therefore need to replace our sales and operating earnings generated from our Wal-Mart vision centers with sales and operating earnings generated from new business opportunities, which are subject to significant risk and uncertainty (see “Our new business opportunities are unproven”).

Loss of high-volume Wal-Mart stores could adversely affect our financial health.

Average annual revenues in our domestic Wal-Mart vision centers were approximately $614,000 for locations that operated throughout fiscal 2004.  Average annual revenues in our other vision centers that we continue to own were less than $298,000 in the same period.  The expiration of our leases with Wal-Mart will cause a reduction in our revenues that we may not be able to replace with revenues generated by other vision centers or by other lines of business we are exploring.  We expect that our expenses, however, will increase over time.  A combination of lower sales and higher expenses would adversely affect our ability to repay or refinance our Notes, which could have an adverse effect on the price of our common stock.

In addition, in each of the next several years, the base terms of a number of leases for vision centers under our Wal-Mart agreement will expire.  Our rental obligations to Wal-Mart will increase in the three-year option period.  We will need to continue to improve sales at these vision centers.  If we do not, our rent as a percent of sales will increase significantly during the option period for each of these vision centers.  Alternatively, we may choose not to exercise the extension options.

Our financial performance may be adversely affected by sales recorded at vision centers scheduled to close under the Wal-Mart agreement.

We have observed sharp declines in sales levels as our vision centers come to the end of their lease term under the Wal-Mart agreement.  We expect to close 34 Wal-Mart vision centers in each of fiscal 2005 and fiscal 2006.  In the months prior to their scheduled date of closure, we expect these vision centers to record substantial sales declines.  The extent of the sales declines, coupled with the number of vision centers nearing the end of their lease term, could have a negative impact on our sales and our profitability.

Our declining base of vision centers in Wal-Mart stores could make it more difficult for us to compete.

We expect that the number of our vision centers in Wal-Mart stores will substantially decrease over the next several years.  A declining base of vision centers, coupled with a decline in cash flow, could impair our ability

•             to attract and retain management and retail associates

•             to compete for managed care contracts

•             to obtain favorable terms, such as discounts and rebates, from optical vendors

•             to enter into other business arrangements

•             to generate cash to fund other business opportunities.

Our substantial indebtedness could adversely affect our financial health.

As a result of the issuance of our 12% Notes due March 2009, we are highly leveraged.  The Notes are subordinated to our credit facility.  As of February 28, 2005, we had outstanding:

•             total indebtedness of $72.9 million represented by the Notes, and

•             total availability of $2.5 million under our credit facility, after letter of credit requirements.

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

•             require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, new business opportunities, or other general corporate requirements;

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

We may not successfully implement any strategic alternatives.

As part of our review of our strategic alternatives, we have reviewed, and expect to continue to review, strategic business transactions.  We may be unable to implement any such transactions.  For example, competitors, governmental regulation, and developments in our industry may disrupt our review and implementation of strategic alternatives.  In addition, we may face additional risks and uncertainties following a transaction such as an acquisition or a recapitalization, including (i) difficulty in integrating an acquired business in an efficient and effective manner; (ii) inability to achieve strategic objectives, cost savings and other benefits; (iii) the lack of success by an acquired business in its markets; (iv) the loss of key employees; (v) the diversion of the attention of senior management from our operations; (vi) liabilities that were not known at the time of an acquisition or the creation of accounting or tax issues, including the possible loss of tax NOL carry-forward credits; (vii) operating and other constraints arising out of loan or other covenants; and (viii) the triggering of a required redemption of Notes under certain forms of change in control.  If we fail to timely recognize or address these matters or to devote adequate resources to them, we may fail to achieve our strategic goals.

Our new business opportunities are unproven.

We are currently exploring three different business opportunities: opening free-standing vision centers in market areas where the lease for our Wal-Mart vision center has expired; opening vision centers in hosts other than Wal-Mart; and opening optometric offices in California. There are risks associated with each of these opportunities.

Free-Standing Vision Centers

As of January 1, 2005, we have opened two vision centers in strip shopping centers.  We plan to open 12 to 18 additional such vision centers in 2005.   We do not know whether these vision centers will be profitable.  In addition, the following risks and uncertainties could affect the outcome of this test:

•                  We may be unable to locate suitable real estate;

•                  We may be unable to retain the employees and the optometrists from our closed Wal-Mart vision center;

•                  We may be unable to transfer the goodwill from our closed location to the new one;

•                  We may incur substantial costs for advertising and marketing the new locations.

Other Host Operations

We continue to consider opening vision centers in hosts other than Wal-Mart. We do not know whether we will in fact open in another host. In addition, operations in another host environment would be subject to the following risks and uncertainties:

•                  The lease or other arrangement may have high occupancy charges or other onerous terms;

•                  A different host environment would likely not generate the same level of customer traffic from which our Wal-Mart vision centers benefit.

Optometric Vision Centers

As of January 1, 2005, our HMO subsidiary in California has opened 23 optometric offices adjacent to vision centers operated by Wal-Mart in that State and expects to open more such locations in the future. There are risks that:

•                  These locations will be unprofitable and drain cash and management resources;

•                  We could incur additional costs because regulatory and other authorities may seek to challenge our operations.

We also do not know the number of offices our subsidiary will open pursuant to this arrangement. The opening of offices in certain geographic locations could be subject to regulatory approval, which could also increase costs and cause delays.

General

We may have insufficient capital to implement our expansion plans (see “Our substantial indebtedness could adversely affect our financial health” and “We are required by our indenture to make mandatory redemptions of principal owing on our Notes if we generate excess cash flow, which may have an adverse impact on our common stock”).  In addition, the anticipated run-off of our leases with Wal-Mart will require us to explore and develop these plans in the near term.  There is also the risk that, in exploring these plans, management will devote less attention to our core business of operating vision centers in Wal-Mart and that the core business will be adversely affected.

Our pursuit of other lines of business could be constrained by the terms of our indenture.

The indenture governing our Senior Subordinated Notes limits our operations to those which are “the same, similar or reasonably related to the businesses in which” we were engaged as of the date we emerged from bankruptcy.  We tested unsuccessfully the concept of operating home medical equipment centers in Wal-Mart stores.  We are also investigating other concepts.  Our indenture could limit our ability to invest in these other lines of business and, generally, could limit our ability to pursue these lines of business.  In addition, certain holders of our Notes have previously objected to our engaging in other lines of business.  Although we believe that we are in compliance with the indenture and intend to continue to comply with the indenture, we can give no assurance that these holders might not seek to declare a default arising out of our engaging in these lines of business.

Because our optical laboratories and distribution center provide substantially all the eyeglasses and related products we sell at our retail locations, we depend on their regular and efficient operation, and any disruption could have a severe adverse impact on our retail business.

Our manufacturing and distribution center operations are subject to various risks.

Our two central optical labs and distribution centers are located in Lawrenceville, Georgia and St. Cloud, Minnesota.  A fire, flood, earthquake, war, work stoppage, supply shortage or disruption, adverse government action or other disaster or condition at either location could result in a loss of production capabilities and, accordingly, adversely affect our ability to service our retail locations.

We depend on a small number of suppliers for raw materials.  Most of the raw materials used in our products are readily available from multiple suppliers at competitive prices, and we have not experienced any significant shortages of raw materials.  The loss of any of our current suppliers, or a significant decrease in the supply of the raw materials, would require us to obtain these raw materials elsewhere.  If we were unable to obtain the materials from other suppliers at acceptable prices, our gross margins and our ability to continue our everyday low price strategy within Wal-Mart could be adversely affected.  In addition, a third party processes our photochromic lenses using its proprietary technology.  We therefore rely on this party for our production of these lenses.

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

The efficiency of our manufacturing operations is an essential component of our everyday low price retail strategy.  We must continually control our product manufacturing costs and operating expenses.  We may not be able to continually control these costs and expenses.  For example, rising oil prices will increase our transportation costs.  To the extent that we do not control these costs and expenses, the ability of our retail locations to compete may be adversely affected.

Military action abroad could have a negative impact on our operations, particularly those on military bases.

As of January 1, 2005, we operate 28 vision centers on military bases in the United States. We do not know the potential future impact of increased or diminished military action on these operations.

Our use of net operating loss carry-forwards may be subject to limitations.

Prior to 2002, we incurred significant net operating losses.  These losses resulted in significant tax net operating loss carry-forwards.  Our ability to utilize the portion of our net operating losses that were incurred prior to our emergence from Chapter 11 is limited under Section 382 of the Internal Revenue Code of 1986.  If our net operating losses incurred after our emergence from Chapter 11 also became subject to substantial limitation because of a future change of control of the Company or for other reasons, our cash tax costs would increase and have an adverse effect on our ability to repay the Notes.  At February 28, 2005, 28.1% of our common shares are classified as change-in-control shares under Section 382.  A change in control is deemed to occur if this amount increases to over 50%.  If, after such a change of control, we determined that we would be unable to utilize the net operating losses, we could then be required to write down the related deferred tax asset and record a charge against our financial results.  Certain of the transaction structures we are investigating as part of our strategic review could possibly cause a change of control within the meaning of these tax laws.

The right of holders of our Notes to receive payments is junior to our borrowings under our credit facility, which could adversely affect our ability to pay off the Notes.

Our indebtedness under our credit facility is secured by liens against substantially all of our assets.  In the event of a default on our secured indebtedness, or a bankruptcy, liquidation or reorganization of the Company and our subsidiaries, these assets will be available to satisfy obligations with respect to this indebtedness before they can be used to satisfy our obligations under our Notes.

The terms of our credit facility and the indenture under which our Notes were issued restrict our corporate activities.

Our credit facility contains various restrictive covenants and requires us to maintain specified financial ratios and satisfy financial tests, such as a:

•             minimum requirement of earnings before interest, taxes, depreciation and amortization as defined in our credit facility of $19.6 million for each rolling 12-month period ending on the last day of each fiscal month, and

•             minimum fixed charge coverage ratio of 1.0 to 1.0 for each six-month period ending nearest to June 30 and December 31.

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

•             loans,

•             prepayments of other indebtedness,

•             mergers, acquisitions or sales of assets,

•             changes in business activities (see “Our pursuit of other lines of business could be constrained by the terms of our indenture”),

•             transactions with affiliates, and

•             issuance of equity.

Our breach of any of these covenants could result in an event of default under our credit facility.  If a default occurs, our lender can declare our indebtedness, both principal and interest, immediately due and payable, and could terminate its commitment to make future advances.  A default under the indenture could cause the principal and accrued interest on the Notes to become due and payable and would also trigger a default under the credit facility.  The restrictions in the indenture and the credit facility will likely restrict our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.  We have pledged substantially all of our assets under our credit facility and under the indenture.  If we fail to repay all amounts declared due and payable, our lender and then the holders of our Notes could proceed against the collateral granted to them to satisfy our obligations.  It is likely that our assets would be insufficient to repay in full that indebtedness and our other indebtedness, including the Notes.

We are required by our indenture to make mandatory redemptions of principal owing on our Notes if we generate excess cash flow, which may have an adverse impact on the price of our common stock.

The indenture requires that, subject to its terms, we make redemptions of principal out of the excess cash flow that we may generate biannually.  There can be no assurances that we will generate enough excess cash flow to make any mandatory redemptions.  Prepayments of principal on the Notes, if any, will prevent us from having excess cash to reinvest in our business, and could adversely affect the price of our common stock.

Holders of our common stock and our notes may elect to sell large blocks of common stock or notes, which may have an adverse effect on the price of our common stock and our notes.

Our former unsecured creditors received our common stock and our notes in exchange for their claims against us.  Some or all of the holders of our common stock and notes may prefer to liquidate their investment rather than hold the securities on a long-term basis.  The possibility that one or more of the holders of significant numbers of shares of our common stock or a large principal amount of our notes may determine to sell all or a large portion of their shares of our common stock or their notes in a short period of time may adversely affect the market price of the common stock or notes.  Partially for that reason, there can be no assurance as to the degree of price volatility in any trading market that may develop for the common stock and the notes.  As a result, no assurance can be given that any holder of our common stock or our notes will be able to sell them or at what price any sale may occur.  No assurance can be given as to the market price, if any, that will prevail for our common stock in the future.  Our notes may trade at prices higher or lower than their face value, depending upon many factors, including, without limitation, the prevailing interest rates, markets for similar securities, industry conditions, and investor expectations for us and our performance.

Our common stock may be delisted from the American Stock Exchange, if we do not meet certain listing standards.

The rules of the American Stock Exchange (“AMEX”) allow the exchange to delist securities if the AMEX determines that a company’s securities fail to meet guidelines with respect to corporate net worth, public float, number of shareholders, the aggregate market value of shares, or price per share.  We cannot assure purchasers of our common stock or notes that we will continue to meet the requirements of the AMEX.  If we are unable to continue to satisfy these criteria, the AMEX may begin procedures to remove our common stock or notes from the exchange.  If our common stock or notes are delisted, a trading market may no longer exist, and the ability of shareholders and holders of our notes to buy and sell common stock or notes may be materially impaired.

We have not declared dividends in the past, and do not anticipate doing so in the near future, which may adversely affect the price of our common stock.

Our credit facility and our indenture prohibit the payment of cash dividends without the consent of the lender and the holders of the majority of outstanding principal amounts under the Notes, respectively.  We have never declared or paid any dividend on our capital stock.  We do not anticipate paying any cash dividends in the foreseeable future.

The retail eyecare industry is highly competitive.

We compete with large national retailers, such as LensCrafters and Pearle Vision Centers, and with numerous regional and local firms.  Independent optometrists, ophthalmologists, and opticians often provide many of the same goods and services we provide.  The level and intensity of competition can vary dramatically depending on the particular market.

We also compete for managed care contracts, which can allow us to provide better service to our managed care customers by filing claims directly with the payor and collecting only the applicable co-pay amount from the customer.  Our declining base of vision centers may adversely affect our ability to compete for managed care contracts.

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

In 2004, Luxottica (the owner of LensCrafters) and Pearle National completed a merger pursuant to which Luxottica purchased Pearle.  This merger could have an adverse impact on our ability to compete for managed care accounts and to participate as a provider under managed care arrangements sponsored by the affiliates of Luxottica or Pearle.   This merger may also have other effects on our retail business which we cannot now predict.

Federal and state governments extensively regulate the health care industry.

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

The fraud and abuse provisions of the Social Security Act and anti-kickback laws and regulations adopted in many states prohibit soliciting, paying, receiving or offering any compensation for making, or causing someone to make, referrals of patients, items or services in some circumstances.  The Social Security Act also imposes significant penalties for false or improper Medicare and Medicaid billings.  Many states have adopted similar laws. We must also comply with federal laws such as the Health Insurance Portability and Accountability Act of 1996 (which governs our participation in managed care programs and which also requires that we maintain the privacy of health information of our customers) and the Food and Drug Administration Act (which regulates medical devices such as contact lenses).  In addition, the Stark Self-Referral Law restricts referrals for Medicare or Medicaid covered services where the referring physician has a financial relationship with the service provider.  In some cases, the rental of space constitutes a financial relationship under this law.  Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services.  Violations of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and in the case of federal laws, exclusion from the Medicare and Medicaid programs.

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

The dispensing of prescription eyewear is regulated in most states in which we do business.  In addition, all states regulate the practice of optometry and many states regulate the contracts and other arrangements between optical firms and optometrists.  Our failure to comply with these regulations can have severe consequences, including the closure of retail outlets, possible breaches of our license agreement with Wal-Mart, changes to our way of doing business, and the imposition of fines and penalties.

We are subject to increased regulatory risk in the state of California.   Optometrists who practice adjacent to our retail locations in California are providers to and subtenants or employees of a subsidiary which is licensed as a single-service health maintenance organization.   This subsidiary also provides optometric services adjacent to retail locations owned and operated by Wal-Mart stores.  The subsidiary is regulated by the California Department of Managed Health Care.  Although we believe that our operations in California comply with applicable law, there are no assurances that the Department of Managed Health Care, the Attorney General, or another state authority will not seek to challenge our manner of doing business in the state.  Such challenges could force us to change the way we do business, to incur significant expense in litigation and compliance efforts, and could have a material adverse impact on us.

In addition, in 2002 the California Attorney General filed a lawsuit against one of our competitors, alleging that their operations violated state law (see “Legal Proceedings”).  The case is expected to be argued in the California Supreme Court later in 2005.   Subsequently, a private entity named “Consumer Cause” filed a lawsuit against us alleging violations of state law similar to those alleged by the California Attorney General in its lawsuit against our competitor.   In 2003, a Court of Appeal in the state of California held that our method of doing business in the state of California complies with applicable law.  There is, however, a risk that, if the California Supreme Court holds that the operations of our competitor violates state law, the California Attorney General could begin proceedings against us, notwithstanding our prior successful result in the

Court of Appeal.  In addition, the regulatory and litigation risk created by the pendency of the litigation by the attorney general could have an adverse impact on our business.  The litigation is now pending before the California Supreme Court and a resolution is expected later in 2005.

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

Many states require that licensed opticians be present when eyeglasses or contact lenses are fitted or dispensed.  Any difficulties or delays in securing the services of these professionals could adversely affect our business and our relationship with our host stores.  Consequences of difficulty or delay could include termination of our host store licenses for those vision centers and imposition of legal sanctions against us, including closure of vision centers without licensed professionals.

Future operational success could depend on our ability to develop and maintain relationships with managed vision care companies.

A meaningful percentage of patients receive health care coverage through managed care payors.  Our future operational success could depend on our ability to negotiate contracts with health maintenance organizations, employer groups and other private third party payors.  We cannot assure you that we will be able to establish or maintain satisfactory relationships with managed care and other third party payors.  The run-off of our leases with Wal-Mart could make it more difficult for us to establish and maintain these relationships.  In addition, many managed care payors have existing provider structures in place that they may be unable or unwilling to change.  The merger of our two largest competitors could present additional challenges to our participation in managed care programs (see “The retail eyecare industry is highly competitive”).  Our inability to enter into arrangements with managed care payors in the future could have a material adverse effect on our business.

We have established a network of optometrists and other providers located in or adjacent to our stores in order to enhance our ability to contract with managed care payors for both professional services and retail eyewear supplies.  In 2004, approximately 11% of our revenues were received from managed care payors.  Managed care contracts include a variety of reimbursement methods, such as fee for service or discounts.  Our contracts with managed care companies on the one hand, and with networks of optometrists and other providers on the other, are subject to federal and state regulations, for example:

Insurance Licensure. Most states impose strict licensure requirements on companies that engage in the business of insurance, including health insurance companies and health maintenance organizations.  Many licensing laws mandate strict financial and other requirements which we may not be able to meet, were we deemed to be engaging in the business of insurance.  Additionally, the licensure process can be lengthy and time consuming.

Antitrust Laws. A range of antitrust laws apply to us and our network of optometrists.  These laws prohibit anti-competitive conduct, including price-fixing, concerted refusals to deal, and divisions of markets.  We cannot assure you that our operations will not be challenged on antitrust or other grounds in the future.

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

A significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and company-sponsored health insurance plans.  More medical beneficiaries who are significant consumers of eyecare services may enroll in managed care organizations.  Governmental and private third-party payors try to contain medical costs by:

•             lowering reimbursements,

•             imposing use restrictions and risk-based compensation arrangements,

•             redesigning benefits, and

•             exploring more cost-effective methods of health care delivery.

These cost containment efforts may lead to limitations or reductions in reimbursement for eyecare services, which would adversely affect our future sales.  Additionally, some reimbursement programs require us to collect payment from third party payors.  Our inability to fully collect reimbursable amounts could adversely affect cash flow generated from operations.

We depend on reliable and timely reimbursement of claims we submit to third party payors.  There are risks we may not be paid on a timely basis, or that we will be paid at all.  Some plans have complex forms to complete.  Sometimes our staff may incorrectly complete forms, delaying our reimbursement.  These delays can hurt our cash flow and also force us to writeoff more of these accounts receivable.

New advances may reduce the need for our products or allow other manufacturers to produce eyewear at lower cost than we can.

Technological advances in the eyecare industry, such as new surgical procedures or medical devices, could reduce the demand for our products.  Corneal refractive surgical procedures such as laser surgery, radial-keratotomy and photo-refractive keratectomy may reduce the demand for our products.  The development of new drugs may have a similar effect.  Technological advances such as wafer technology and lens casting may make our current lens manufacturing method uncompetitive or obsolete.  The number of individuals electing Lasik and similar surgical procedures could significantly decrease demand for our goods and services.  These and other medical and technological advances may have a material adverse effect on our operations.

We have increased our buying of optical goods from overseas.

We import significant quantities of optical products from foreign vendors. Our operations are therefore subject to a number of risks, including:

•                  We may be unable to return unsatisfactory or defective goods for credit.

•                  We are subject to currency exchange risk on future purchases of these products.

•                  These vendors may be unable to deliver goods to us on a timely basis.

A prolonged economic downturn could have an adverse impact on us.

We believe that a weakening economy may cause an increase in the period of time between repurchases of our retail products by the average consumer, since customers may see replacement purchases of eyeglasses and contact lenses as non-essential.  An extension of the repurchase cycle for our retail products would reduce the number of sales of our retail products, thereby reducing our revenues.

Operating in Mexico presents special risks that may affect our results of operations.

Our Mexican operations face risks substantially similar to those we face in our Wal-Mart stores, including dependence on the host store and limits on expansion.  We cannot assure you that our Mexican operations will be able to attain profitability.

Our Mexican operations expose us to all of the risks of investing and operating in foreign countries generally, including:

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

The Indenture governing our Senior Subordinated Notes provides that, upon a “Change of Control” (as defined), the Company is obligated to offer to repurchase all outstanding notes at par.  A “Change of Control” is defined to include, among other things, the acquisition by a group of 50% or more of our common stock, and the election of a majority of directors who were not approved by a majority of the prior directors. If a “Change of Control” occurs, we cannot assure you that we will have sufficient funds to repurchase all of the notes tendered.  Our failure to repurchase tendered notes would be an event of default under our indenture.

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

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 is likely to be costly.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.  We have added two permanent staff positions, which we expect to supplement with temporary and contract employees, in our efforts to achieve timely compliance.  Our efforts to comply with this Act have resulted in, and will continue to result in, added expense and a diversion of management time from strategic activities to compliance activities.

Failure to achieve and maintain effective internal control procedures could have a material adverse effect on our business, operating results and stock price.

Effective internal control is necessary for us to produce reliable financial reports and is important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk.  We borrow under our credit facility at variable interest rates. We therefore incur the risk of increased interest costs if interest rates rise.  At January 1, 2005, we had no outstanding borrowings under our credit facility.  Our interest cost under our Senior Subordinated Notes, due March 2009, is fixed at 12%.

Foreign Currency Risk.  Our division in Mexico operates in a functional currency other than the U.S. dollar.  The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity.  Such translation resulted in an unrealized gain of approximately $11,000 in 2004 and unrealized losses of $141,000 in 2003 and $247,000 in 2002.  Historically, we have not attempted to hedge this equity risk.

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

Item 9B.  Other Information

All matters required to be disclosed on Form 8-K during our fiscal 2004 fourth quarter have been previously disclosed on a Form 8-K filed with the Securities and Exchange Commission.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information Concerning Directors

The following information is provided, as of March 25, 2005, regarding current directors:

Name	Age	Positions with the Company

Peter T. Socha	45	Chairman of the Board

B. Robert Floum	69	Director

James W. Krause	60	Director

Marc B. Nelson	43	Director

Jeffrey A. Snow	53	Director

Directors are elected annually to serve until the next succeeding annual meeting of shareholders and until their respective successors are elected.

Mr. Socha joined the Company in October 1999 as Senior Vice President, Strategic Planning. He served as Senior Vice President, Strategic Planning and Managed Care from February 2000 through June 2001. He became a director in February 2000 and was elected as Chairman of the Board in May 2002. In March 2003, he became President and Chief Executive Officer of James River Coal Company (NASDAQ: JRCC) , a firm engaged in the mining, processing, and sale of steam coal. At James River, Mr. Socha was also responsible for managing its  reorganization under Chapter 11 of the federal bankruptcy code, which  was instituted shortly after he joined that company.

Mr. Floum became a director in June 2001. From March 2000 through January 2001, he was acting Chief Operating Officer of Stage Stores. He served as Chief Operating Officer of Jumbo Sports, a sporting goods company, from February 1998 through July 1999.  He is a member of the Board of Directors of Holiday Diver, Inc., a Florida company engaged in the retail sale of water sports equipment.

Mr. Krause joined the Company in April 1994 as President and Chief Executive Officer and a director. He was named Chairman of the Board in June 1995 and retired as an executive of the Company at the beginning of January 2003.

Dr. Nelson is an optometrist licensed in New Jersey and Pennsylvania. Since 1992, he has been the president and sole shareholder of Nelson Eye Associates, P.C., which operates ten optometric clinics in retail optical locations owned by the Company. He became a director in May 2002.

Mr. Snow became a director in June 2001. He was President of Hi Fi Buys, Inc. from April 1982 through May 1997. He is currently Chairman of Snows and Associates, LLC, a consulting firm, where he has served since 1997.  He was a certified public accountant for 25 years.

The Company has not implemented any changes to the procedures by which security holders may recommend nominees to the Board of Directors since the Company most recently described these procedures in the proxy statement sent to shareholders in connection with the 2004 annual meeting of shareholders.

The Company has a separately-designated standing audit committee established in accordance with the Securities Exchange Act. Messrs. Snow, Floum and Socha are members of this committee. The Board of Directors has previously determined that each of Mr. Snow and Mr. Socha is an audit committee financial expert within the meaning of applicable regulations of the Securities and Exchange Commission.  Each of these individuals is independent under the listing standards of the American Stock Exchange.

Executive Officers

The following table sets forth, as of March 25, 2005, certain information regarding the executive officers of the Company:

Name	Age	Positions with the Company

Reade Fahs	43	President and Chief Executive Officer

J. Bruce Steffey	58	Executive Vice President, Chief Operating Officer

Jeff Busbee	44	Vice President, Human Resources and Corporate Compliance

Paul A. Criscillis, Jr	55	Senior Vice President, Chief Financial Officer

Mitchell Goodman	51	Senior Vice President, General Counsel and Secretary

Paul Gross	40	Senior Vice President, Marketing and New Ventures

Timothy W. Ranney	52	Vice President, Finance and Treasurer

Robert E. Schnelle	55	Vice President, Chief Accounting Officer

Robert W. Stein	49	Senior Vice President, Professional and Managed Care Development

Desmond F. Taylor	51	Senior Vice President, Merchandising

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

Mr. Steffey joined the Company in September 2002 as Senior Vice President, Retail Operations. From March 1995 to January 2002 he was employed by Zale Corporation, a company engaged in the retail sales of jewelry, where he served as Senior Vice President, Store Operations. He was appointed Executive Vice President, Chief Operating Officer in March 2004.

Mr. Busbee joined the Company in November 1995 as Director, Human Resources, was appointed a Vice President in February 2000 and assumed his current position in March 2003.

Mr. Criscillis joined the Company in January 2004 as Senior Vice President, Chief Financial Officer and Treasurer. He served as Chief Financial Officer for Barry Real Estate Companies, a real estate management firm,  from December 2002 through July 2003. He had served as Vice President, Chief Financial Officer for Suburban Lodges of America, Inc., an extended stay hotel chain,  from August 1998 through May 2002.

Mr. Goodman joined the Company as General Counsel and Secretary in September 1992 and was named a Vice President in November 1993 and Senior Vice President in May 1998.

Mr. Gross joined the Company in August 2002 as Senior Vice President, Marketing, Frames Merchandising and New Ventures. He assumed his current position in March 2004. He had served as Vice President for PC on Call LLC, a computer technology support firm, from August 2000 until shortly before joining the Company. From September 1991 until August 2000 he was employed by LensCrafters as Director of Marketing.

Mr. Ranney joined the Company in September 1998, was named Vice President, Corporate Controller in October 1998, and was named Vice President, Finance and Managed Care Operations in August 2003. He was appointed Vice President, Finance in May 2004. He was appointed Treasurer in February 2005.

Mr. Schnelle joined the Company in April 2004 and in May 2004 was named Vice President, Chief Accounting Officer. Before joining the Company, he served from June 2003 as Vice President of Finance and Accounting at Wesley Hospitality, LLC., a hotel management firm. From 1999 to 2002 he served as Vice President, Treasurer and Chief Accounting Officer, at Suburban Lodges of America, Inc. From May 2002 to May 2003, he consulted for Intown Suites Management, Inc., which had acquired Suburban Lodges of America in May 2002.

Mr. Stein joined the Company as Director of Human Resources in May 1992. In January 1993, he was appointed Vice President, Human Resources, and was appointed Senior Vice President in 1999. He was named Senior Vice President, Professional and Managed Care Development in August 2003.

Mr. Taylor joined the Company in March 2004 as Senior Vice President, Merchandising. From 2002 to March 2004, he served as Chief Executive Officer of the U.S. subsidiary of Optoplast PLC, a company engaged in the manufacture and distribution of eyeglass cases and accessories. From 2000 to 2002, he served as Commercial Director, Dollond & Aitchison, a retail optical firm in the United Kingdom. He was previously Store Development Director of Vision Express, a retail optical firm in the United Kingdom, where he was employed from 1993 to 1999.

All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors. Each of Messrs. Krause, Socha, Goodman, Ranney, and Stein were executive officers of the Company as of the time the Company filed its petition for protection under Chapter 11 of the Bankruptcy Code.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than ten percent (10%) of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that, during 2004, its officers, directors and holders of more than ten percent (10%) of Common Stock complied with all Section 16(a) filing requirements, except that a Form 4 was filed one day late relating to one transaction for Mr. Floum.  In making these statements, the Company has relied upon the written representations of its directors and officers and upon copies of reports furnished to the Company.

CODE OF ETHICS

We have in place a Code of Business Conduct and Ethics that applies to our employees, directors and certain contractors. We have also adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and our Chief Accounting Officer. We will provide a copy of this Code of Ethics to any person without charge, upon written request sent to: Investor Relations, National Vision, Inc., 296 Grayson Highway, Lawrenceville, Georgia 30045.

Item 11.  Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following table discloses compensation received from the Company by the Company’s Chief Executive Officer and the Company’s four most highly compensated officers other than the Chief Executive Officer (all such individuals, collectively, the “named executive officers”).

Summary Compensation Table

						Long Term Compensation
						Awards			Payouts
						Restricted		Securities
	Annual Compensation					Stock		Underlying
Name and Principal	Fiscal			Other Annual		Award(s)		Options/	LTIP		All Other
Position	Year	Salary($)	Bonus($)	Compensation($)		($)		SARs(#)	Payouts($)		Compensation($)
Reade Fahs	2004	310,000	369,000	—		46,000	(1)	—	441,000	(2)	—
President and Chief Executive	2003	300,000	69,000	46,000	(3)	22,300	(4)	—	44,000	(5)	—
Officer	2002	198,000	103,000	54,000	(6)	63,400	(7)	165,600	10,000	(8)	—

J. Bruce Steffey	2004	245,000	251,000	221,000	(9)	23,000	(10)	30,000	—		—
Executive Vice President and	2003	217,000	38,000	9,000	(11)	11,000	(12)	—	—		—
Chief Operating Officer	2002	40,000	32,000	31,000	(6)	—		9,000	—		—

Mitchell Goodman	2004	207,000	185,000	—		23,000	(10)	—	89,000	(13)	—
Senior Vice President, General	2003	198,000	34,000	—		11,000	(12)	—	9,000	(14)	—
Counsel and Secretary	2002	190,000	37,000	—		—		—	10,000	(8)	—

Paul A. Criscillis,Jr.	2004	205,000	181,000	89,000	(15)	23,000	(10)	22,000	—		—
Senior Vice President,	2003	—	—	—		—		—	—		—
Chief Financial Officer	2002	—	—	—		—		—	—		—

Robert A. Stein	2004	185,000	163,000	—		23,000	(10)	—	89,000	(13)	—
Senior Vice President,	2003	163,000	28,000	—		11,000	(12)	—	9,000	(14)	—
Professional and	2002	157,000	28,000	—		—		—	10,000	(8)	—
Managed Care Development

(1)               Mr. Fahs was granted 20,000 shares of restricted stock on June 29, 2004 in two grants of 10,000 shares each. Under the first grant, all shares vest on the third anniversary of the grant date. Under the second grant, all shares vest on the fifth anniversary of the grant date and may vest on the third anniversary of the grant date if the Company attains a defined financial goal.  Dividends are payable on the restricted stock.  As of the end of fiscal 2004, Mr. Fahs owned 55,000 shares of restricted stock with a value of $410,000.

(2)               Represents cash settlement of $298,000 and award of 20,000 shares for achievement of Company goals in 2002-2004 performance period under long-term incentive plan. Shares valued at $7.15, the closing price on March 17, 2005, and actual value will depend on closing price as of date shares actually issued.

(3)               Substantially all of amount represents reimbursement for the payment of taxes.

(4)               Mr. Fahs was granted 26,250 shares of restricted stock on July 11, 2003. The shares vest in one-third increments on each anniversary of the date of grant. Dividends are payable on the restricted stock.

(5)               Represents cash settlement of $36,000 and issuance of 3,630 shares for achievement of Company goals in 2002-2003 performance period under long-term incentive plan.

(6)               Reimbursement of relocation expenses.

(7)               Mr. Fahs was granted 84,400 shares of restricted stock on April 11, 2002. The shares vest in one-third increments on each anniversary of the date of grant. Dividends are payable on the restricted stock.

(8)               Represents cash settlement of $10,000 and issuance of 1,000 shares for achievement of Company goals in first year under long-term incentive plan.

(9)               Represents discretionary award of $149,000 and award of 10,000 shares under Company’s stock option and incentive award plan for assisting in achievement of Company goals in 2002-2004 performance period under long-term incentive plan.  Shares valued at $7.15, the closing price on March 17, 2005, and actual value will depend on closing price as of date shares actually issued.

(10) Executive was granted 10,000 shares of restricted stock on June 29, 2004 in two grants of 5,000 shares each. Under the first grant, all shares vest on the third anniversary of the grant date. Under the second grant, all shares vest on the fifth anniversary of the grant date and may vest on the third anniversary of the grant date if the Company attains a defined financial goal.  Dividends are payable on the restricted stock.  As of the end of fiscal 2004, each Executive (with the exception of Mr. Criscillis) owned 18,750 shares of restricted stock with a value of $140,000.  Mr. Criscillis owned 10,000 shares of restricted stock with a value of $75,000.

(11) Represents discretionary award of $7,000 and award of 726 shares under Company’s stock option and incentive award plan for assisting in achievement of Company goals in 2002-2003 performance period under long-term incentive plan.

(12) Executive was granted 13,125 shares of restricted stock on July 11, 2003. The shares vest in one-third increments on each anniversary of the date of grant. Dividends are payable on the restricted stock.

(13) Represents cash settlement of $60,000 and award of 4,000 shares for achievement of Company goals in 2002-2004 performance period under long-term incentive plan.  Shares valued at $7.15, the closing price on March 17, 2005, and actual value will depend on closing price as of date shares actually issued.

(14)         Represents cash settlement of $7,000 and issuance of 726 shares for achievement of Company goals in 2002-2003 performance period under long-term incentive plan.

(15)         Represents discretionary award of $60,000 and award of 4,000 shares under Company’s stock option and incentive award plan for assisting in achievement of Company goals in 2002-2004 performance period under long-term incentive plan.  Shares valued at $7.15, the closing price on March 17, 2005, and actual value will depend on closing price as of date shares actually issued.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information regarding grants of stock options to the named executive officers in fiscal 2004.

Individual Grants

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option’s Term
					5% ($)	10% ($)
Reade Fahs	NONE
J. Bruce Steffey	30,000	34	$1.77	5/3/14	33,000	85,000
Mitchell Goodman	NONE
Paul A. Criscillis, Jr.	22,000	25	$2.38	1/29/14	33,000	83,000
Robert A. Stein	NONE

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table provides information regarding the number and value of options held by the named executive officers.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	No. of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the- Money Options at Fiscal Year End($)
			Exercisable	Unexercisable(1)	Exercisable	Unexercisable
Reade Fahs			165,600	0	1,234,000	0
J. Bruce Steffey			6,000	33,000	45,000	246,000
Mitchell Goodman	2,250	16,000	0	6,750	0	50,000
Paul A. Criscillis, Jr.			0	22,000	0	164,000
Robert A. Stein	2,250	17,000		6,750		50,000

(1)               Shares represented were not exercisable as of January 1, 2005, and future exercisability is subject to the executive’s remaining employed by the Company through the vesting period.

LONG-TERM INCENTIVE PLANS- AWARDS IN LAST FISCAL YEAR

The following table provides information regarding the number of units awarded to the named executive officers in fiscal 2004 under a long-term incentive plan.

Name	Number of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout

Reade Fahs	73,239	(1)
J. Bruce Steffey	58,782	(1)
Mitchell Goodman	36,823	(1)
Paul A. Criscillis, Jr.	35,834	(1)
Robert A. Stein	25,145	(1)

(1) Each unit represents the right to a payment equal to the appreciation in the stock price of the Company, based on the average closing sale price of the common stock of the Company during the 20 consecutive trading days ending on June 29, 2007, from the stock price of the Company on June 29, 2004 ($2.30), the date of the award.   The right to payment can be accelerated if, in certain circumstances, the employment of the executive is terminated within the one-year period following a change in control (as defined).

Compensation of Directors

Non-employee directors of the Company receive an annual retainer of $60,000 and also receive medical and dental benefits. Non-employee directors are also eligible to participate in the 2004 Equity Incentive Plan, which was approved by the shareholders at the 2004 Annual Meeting of Shareholders. Each director received an option for 10,000 shares as of the date of that meeting.  All current directors are non-employee directors.

Change in Control Arrangements

There are agreements between the Company and the named executive officers which provide severance benefits in the event of termination of employment under certain circumstances following a change in control of the Company (as defined). The circumstances are termination by the Company (other than because of death or disability commencing prior to a threatened change in control (as defined), or for cause (as defined)), or by an officer as the result of a voluntary termination (as defined). Following any such termination, in addition to compensation and benefits already earned, the officer will be entitled to receive a lump sum severance payment equal to up to three times the officer’s annual rate of base salary.

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

These agreements are also in place between the Company and the other executive officers who are not the named executive officers.

The Company has implemented a severance plan which, in the case of executive officers, provides for severance payment for one year to the executive following termination of the executive because of (i) a significant, adverse change in the executive’s employment responsibilities; (ii) a reduction in the executive’s base salary; (iii) relocation of more than 50 miles from the Company’s office; or (iv) the failure of the Company to pay current compensation. Payments under the severance plan are to be netted against any payments under the change in control agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Floum, Snow, and Nelson served as members of the Compensation Committee in 2004.  Mr. Socha replaced Mr. Nelson as a member of the Committee in September 2004.  Mr. Socha was an officer of the Company from February 2000 through June 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options,Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities reflected in Column (a))(c)
Equity compensation plans approved by security holders(1)	562,275	(2)	$0.99	247,240	(3)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

(1)               A total of 1,200,000 shares, inclusive of options previously granted under the plans described in the next sentence, are reserved for issuance under the Company’s 2004 Equity Incentive Plan (the “Current Plan”). The Current Plan, which was approved by the shareholders at the 2004 Annual Meeting of Shareholders, replaced each of the Company’s Restated Stock Option and Incentive Award Plan and the Company’s Restated Non-Employee Director Stock Option Plan. All information in this table is as of January 1, 2005.

(2)               There are currently outstanding, options covering 398,325 shares of common stock for employees and options covering 180,200 shares of common stock for directors.

(3)               Since April 2002, the Company has awarded 361,400 shares of restricted stock to employees, including the named executive officers.  The Company has cancelled 48,750 of these restricted shares in connection with the termination of employment of certain officers.  The Company has also awarded 23,709 shares of common stock in partial settlement of performance shares.

Security Ownership of Certain Beneficial Owners

The Company is not aware of any person who, on March 25, 2005, was the beneficial owner of five percent (5%) or more of outstanding shares of Common Stock, except as set forth below.

	Amount and Nature of Beneficial Ownership	Percent of Class(a)
Northeast Investors Trust(b)	394,591	7.2
American Express Financial Corporation(c)	329,879	6.0

(a) A total of 5,458,343 shares of common stock deemed outstanding for purposes of this calculation, including anticipated issuance of a total of 67,664 performance shares as a result of achievement of Company financial goals in the 2002-2004 performance period under long-term incentive plan.

(b)              This information is derived solely from a Schedule 13G filed on February 8, 2005. The address of this shareholder is 50 Congress Street, Boston, Massachusetts 02109.

(c)               This information is derived solely from a Schedule 13G filed on February 11, 2005. The address of this shareholder is 50606 AXP Financial Center, Minneapolis, Minnesota 55474.

Security Ownership of Board and Management

The following table sets forth information, as of March 25, 2005, concerning beneficial ownership by all directors, by each of the executive officers named in the Summary Compensation Table below, and by all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Outstanding Common Stock(2)
Reade Fahs	253,980	(a)	4.5
Jeffrey A. Snow	68,750	(b)	1.3
B. Robert Floum	23,550	(c)	*
James W. Krause	11,250	(d)	*
Peter T. Socha	18,750	(e)	*
Marc B. Nelson	4,200	(f)	*
Paul A. Criscillis, Jr.	21,333	(g)	*
Mitchell Goodman	29,647	(h)	*
J. Bruce Steffey	44,750	(i)	*
Robert A. Stein	29,951	(h)	*
All directors and executive officers as a group (fifteen persons)	588,360		10.2

 *   Represents less than one percent of the outstanding Common Stock.

(1)               The address of the persons named is 296 Grayson Highway, Lawrenceville, GA 30045.

(2) A total of 5,739,309 shares of common stock deemed outstanding for purposes of this calculation, including anticipated issuance of a total of 67,664 performance shares as a result of achievement of Company financial goals in the 2002-2004 performance period under long-term incentive plan.

(a)               Includes 165,600 shares that Mr. Fahs has the right to acquire pursuant to a stock option granted by the Company.  Also includes 20,000 performance shares to be awarded for achievement of Company financial goals during 2002-2004 performance period.

(b)              Includes 2,500 shares that Mr. Snow has the right to acquire pursuant to a stock option granted by the Company.

(c)               Includes 18,250 shares that Mr. Floum has the right to acquire pursuant to stock options granted by the Company.

(d)              Represents 11,250 shares that Mr. Krause has the right to acquire from the Company.

(e)               Represents 18,750 shares that Mr. Socha has the right to acquire pursuant to stock options granted by the Company.

(f)                 Includes 2,700 shares that Dr. Nelson has the right to acquire pursuant to a stock option granted by the Company.

(g)              Includes 7,333 shares that Mr. Criscillis has the right to acquire pursuant to a stock option granted by the Company.  Also includes 4,000 performance shares to be awarded for assistance in achievement of Company financial goals during 2002-2004 performance period.

(h)              Includes 6,750 shares that this executive has the right to acquire pursuant to a stock option granted by the Company.  Also includes 4,000 performance shares to be awarded for achievement of Company financial goals during 2002-2004 performance period.

(i)                  Includes 16,000 shares that Mr. Steffey has the right to acquire pursuant to a stock option granted by the Company.  Also includes 10,000 performance shares to be awarded for assistance in achievement of Company financial goals during 2002-2004 performance period.

Item 13. Certain Relationships and Related Transactions

In 2004, Nelson Eye Associates, P.C., which is wholly owned by Marc B. Nelson, a director of the Company, paid the Company approximately $300,000 in occupancy fees related to the sub-occupancy of ten retail optical locations operated by the Company.  In addition, the Company incurred expense of approximately $7,000 pursuant to a consulting agreement with Dr. Nelson for services with respect to our freestanding vision centers.  The Audit Committee of the Board of Directors approved this arrangement.

Item 14. Principal Accountant Fees and Services.

Fees of Independent Accountants

Audit Fees.  The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accounting firm, Deloitte & Touche LLP (the “Accounting Firm”) for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were as follows:

Fiscal 2004	Fiscal 2003
$407,000	$459,000*

* Includes fees billed for the restatement of the Company’s financial statements for fiscal 2001.

Audit-Related Fees.  The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accounting Firm that were reasonably related to the performance of the audit and reviews of our financial statements and are not reported above were as follows:

Fiscal 2004	Fiscal 2003
$3,000	$105,000

These services were for accounting consultation.

Tax Fees.  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accounting Firm for tax compliance, tax advice, and tax planning were as follows:

Fiscal 2004	Fiscal 2003
$112,000	$113,000

All Other Fees.  The Accounting Firm did not bill us in fiscal 2003 for any other products and services.  The Accounting Firm billed us $8,000 in 2004 for consultation in connection with our efforts to comply with the internal control requirements under Section 404 of the Sarbanes-Oxley Act.

Under the Exchange Act, the Audit Committee must, either directly or through established pre-approval policies, pre-approve all services rendered by the Accounting Firm. The Exchange Act also provides that the Audit Committee can, in the case of certain services that do not represent in excess of five percent of the fees we pay to the Accounting Firm, approve the services after they have been rendered. The Audit Committee did not use this exception to approve any of the services performed by the Accounting Firm. The Audit Committee currently has no pre-approval policies and procedures other than that the Committee itself pre-approves all services provided by the Accounting Firm.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(1) and (2) The Company’s Consolidated Financial Statements and Schedule are filed as a separate section of this Report commencing on page F-1.

(3) We have filed or furnished the following exhibits:

Exhibit Number	Description

2.1 -

First Amended Joint Plan of Reorganization Under Chapter 11, Title 11, United States Code, filed by Vista Eyecare, Inc. and certain of its Debtor Subsidiaries, dated April 13, 2001, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on June 1, 2001.

2.2 -

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

3.1 -

Amended and Restated Articles of Incorporation of the Company dated April 8, 1992, as amended, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 8-A filed with the Commission on August 9, 2001.

3.2 -

Amended and Restated By-Laws of the Company, incorporated by reference to our Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

4.1 -	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed with the Commission on August 9, 2001.

4.2 -

Rights Agreement dated as of January 17, 1997, between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to our Registration Statement on Form 8-A filed with the Commission on January 17, 1997.

4.3 -

Amendment to Rights Agreement, dated as of March 1, 1998, between the Company and Wachovia Bank of North Carolina, N.A., incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 8-A filed with the Commission on March 24, 1998.

4.4 -

Second Amendment to Rights Agreement, dated as of June 1, 1999, between the Company and First Union National Bank, as successor to Wachovia Bank, N.A., incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

4.5 -

Indenture dated as of June 15, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

4.6 -

First Amendment of Indenture, dated as of July 6, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A filed with the Commission on August 9, 2001.

Exhibit Number	Description

4.7 -

Lock-Up Agreement dated May 31, 2001, between Scudder High Yield Series - Scudder High Yield Fund and the Company, incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

4.8 -

Lock-Up Agreement dated May 31, 2001, between U.S. Bancorp Investments, Inc. and the Company, incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

4.9 -

Second Amendment of Indenture, dated as of December 7, 2001, between the Company and State Street Bank and Trust Company, as trustee, incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

4.10 -

Agreement of Substitution and Third Amendment to Rights Agreement, dated as of March 5, 2004, by and between National Vision, Inc. and American Stock Transfer & Trust Company, a New York banking corporation, incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 23, 2004.

10.1 -

Vision Center Master License Agreement dated as of June 16, 1994, by and between Wal-Mart Stores, Inc. and the Company, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

10.2 -

Sublease Agreement dated December 16, 1991, by and between Wal-Mart Stores, Inc. and the Company, incorporated by reference to our Registration Statement on Form S-1, registration number 33-46645, filed with the Commission on March 25, 1992, and amendments thereto.

10.3 -

Retail Lease Agreement dated March 1999 between Fred Meyer Stores, Inc. and the Company, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. [Portions of Exhibit 10.4 have been omitted pursuant to an order for confidential treatment issued by the Commission. The omitted portions have been filed separately with the Commission.]

10.4 -

Lease Extension and Modification Agreement, dated as of July 1, 2003, between Fred Meyer Stores, Inc. and the Company, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. [Portions of Exhibit 10.5 have been omitted pursuant to an order for confidential treatment issued by the Commission. The omitted portions have been filed separately with the Commission.]

10.5 -	Restated Stock Option and Incentive Award Plan, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. ++

10.6 –	Restated Non-Employee Director Stock Option Plan, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1997.++

10.7 -	Form Restricted Stock Award, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1997.++

10.8 -	Restricted Stock Award made as of April 11, 2002, by the Company to L. Reade Fahs, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.++

10.9 -	Form Performance Share Award Agreement, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.++

10.10 -	Form Stock Option 2001 Grant for Employees, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002.++

Exhibit Number	Description

10.11 -	Form Change in Control Agreement, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 30, 2000.++

10.12 -	Form indemnification agreement for directors and executive officers of the Company, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.13 -

Split Dollar Life Insurance Agreement dated as of November 3, 1994, among the Company, A. Kimbrough Davis, as Trustee, and James W. Krause, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994.++

10.14 -	Management Incentive Plan, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. ++

10.15 -	Executive Relocation Policy, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996.++

10.16 -

Loan and Security Agreement dated as of May 30, 2001, between the Company and Fleet Capital Corporation, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

10.17 -

First Amendment to Loan and Security Agreement, dated as of December 21, 2001, between the Company and Fleet Capital Corporation, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.18 -

Letter Agreement, dated June 30, 2002, between the Company and Fleet Capital Corporation incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

10.19 -

Second Amendment to Loan and Security Agreement, dated as of December 19, 2003, between the Company and Fleet Capital Corporation, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

10.20

Fourth Amendment to Loan and Security Agreement, dated as of April 1, 2004, between the Company and Fleet Capital Corporation, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2004.

10.21	2004 Equity Incentive Plan, incorporated by reference to our definitive proxy statement filed with the Commission on May 3, 2004.++

10.22	Letter Agreement dated as of August 20, 2004 between the Company and Marc B. Nelson, incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004.++

10.23	Letter Agreement, dated as of August 19, 2004, between the Company and Fleet Retail Group, Inc. *

10.24

Sixth Amendment to Loan and Security Agreement, dated as of October 26, 2004, between the Company and Fleet Retail Group, Inc., incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 29, 2004.

10.25	Letter Agreement, dated March 21, 2005, between the Company and Fleet Capital Corporation, incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 22, 2005.

10.26	Form Performance Unit Award ++*

21 -	Subsidiaries of the Registrant.*

23.1 -	Consent of Deloitte & Touche LLP.*

31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 -	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 -	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed with this Form 10-K.

++ Management contract or compensatory plan or arrangement in which a director or named executive officer participates.

National Vision, Inc. and Subsidiaries

Consolidated Financial Statements and Schedule

For the years ended January 1, 2005, January 3, 2004 and December 28, 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements and schedule of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1 and to Item 14(a)2, respectively.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004

Consolidated Statements of Operations for the Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

Consolidated Statements of Cash Flows for the Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

Notes to Consolidated Financial Statements

Separate financial statements of the registrant have been omitted because it is primarily an operating company and all of its subsidiaries are included in the consolidated financial statements.

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the notes to consolidated financial statements and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

National Vision, Inc.

Lawrenceville, Georgia

We have audited the accompanying consolidated balance sheets of National Vision, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005.  Our audits also included the financial statement schedule listed in the Index at page F-1.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Vision, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule listed in the Index at page F-1, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 24, 2005

National Vision, Inc.

Consolidated Balance Sheets

January 1, 2005 and January 3, 2004

(in thousands, except share information)

	January 1, 2005	January 3, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,858	$3,545
Accounts receivable (net of allowances: 2004 - $423; 2003 - $769)	2,561	3,078
Inventories	14,065	17,387
Deferred income tax asset	9,394	7,305
Other current assets	2,405	1,278
Total current assets	36,283	32,593

PROPERTY AND EQUIPMENT:
Equipment	22,250	20,383
Furniture and fixtures	7,648	7,785
Leasehold improvements	6,513	6,556
Construction in progress	1,496	1,750
	37,907	36,474
Less accumulated depreciation	(25,636)	(22,855)
Net property and equipment	12,271	13,619

OTHER ASSETS AND DEFERRED COSTS
(net of accumulated amortization: 2004 - $1,193; 2003 - $964)	785	806

INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization: 2004 - $26,974; 2003 - $19,466)	85,771	93,279
	$135,110	$140,297
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,446	$3,506
Accrued expenses and other current liabilities	23,772	25,132
Current portion of long-term debt	4,858	545
Total current liabilities	32,076	29,183

DEFERRED INCOME TAX LIABILITY	8,191	7,305

SENIOR SUBORDINATED NOTES	72,930	94,939

OTHER NON-CURRENT LIABILITIES	491

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued Common stock, $0.01 par value; 10,000,000 shares authorized, 5,390,679 and 5,243,047 shares issued and outstanding at January 1, 2005 and January 3, 2004, respectively	54	52
Additional paid-in capital	25,592	25,129
Deferred stock compensation	(407)	(108)
Accumulated deficit	(3,557)	(15,932)
Accumulated other comprehensive loss	(260)	(271)
Total shareholders’ equity	21,422	8,870
	$135,110	$140,297

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.

Consolidated Statements of Operations

For the years ended January 1, 2005 (Fiscal 2004),

January 3, 2004 (Fiscal 2003) and December 28, 2002 (Fiscal 2002)

(in thousands, except per share information)

	2004	2003	2002

Sales of optical products and services	$220,759	$210,368	$196,123
Fees from managed vision care services	7,835	6,346	1,699
Sales of home medical products and services	258
Total net revenue	228,852	216,714	197,822
Cost of goods sold, including occupancy costs	101,167	97,532	87,538
Gross profit	127,685	119,182	110,284
Selling, general and administrative expense	111,119	113,804	108,989
Operating income from continuing operations	16,566	5,378	1,295
Other income (expense):
Interest expense	(10,595)	(12,913)	(14,099)
Gain on repurchase of Notes	3,166	2,321	1,566
Other income, net	164	50	470
Earnings (loss) before taxes, discontinued operations and cumulative effect of a change in accounting principle	9,301	(5,164)	(10,768)
Income tax expense (benefit)	(822)	136
Net earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	10,123	(5,300)	(10,768)
Income from discontinued operations, net of taxes	2,252	1,996	4,564
Earnings (loss) before cumulative effect of a change in accounting principle	12,375	(3,304)	(6,204)
Cumulative effect of a change in accounting principle		(564)
Net earnings (loss)	$12,375	$(3,868)	$(6,204)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.99	$(1.05)	$(2.15)
Income from discontinued operations	0.44	0.39	0.91
Earnings (loss) before cumulative effect	2.43	(0.66)	(1.24)
Cumulative effect, net		(0.11)
Net earnings (loss) per basic share	$2.43	$(0.77)	$(1.24)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.81	$(1.05)	$(2.15)
Income from discontinued operations	0.40	0.39	0.91
Earnings (loss) before cumulative effect	2.21	(0.66)	(1.24)
Cumulative effect, net		(0.11)
Net earnings (loss) per diluted share	$2.21	$(0.77)	$(1.24)

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended January 1, 2005, January 3, 2004 and December 28, 2002

(in thousands)

	Total Shareholders’ Equity			Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(loss)	Comprehensive Income/ (loss)

		Common Stock
		Shares	Amount
Balances at
December 29, 2001	$19,274	5,000	$50	$24,940	$—	$(5,860)	$144
Net loss	(6,204)					(6,204)		$(6,204)
Cumulative translation adjustment	(274)						(274)	(274)
Comprehensive loss								$(6,478)
Restricted stock awards		84		157	(157)
Amortization of deferred compensation	33				33
Balances at December 28, 2002	12,829	5,084	50	25,097	(124)	(12,064)	(130)
Net loss	(3,868)					(3,868)		$(3,868)
Cumulative translation adjustment	(141)						(141)	(141)
Comprehensive loss								$(4,009)
Stock incentive awards	5	14		5
Restricted stock awards		145	2	27	(29)
Amortization of deferred compensation	45				45
Balances at January 3, 2004	8,870	5,243	52	25,129	(108)	(15,932)	(271)
Net earnings	12,375					12,375		$12,375
Cumulative translation adjustment	11						11	11
Comprehensive income								$12,386
Stock incentive awards	23	10		23
Restricted stock awards, net of cancellations		84	1	399	(400)
Amortization of deferred compensation	101				101
Stock options exercised	33	54	1	32
Tax benefit from stock options excercised	9			9
Balances at January 1, 2005	$21,422	5,391	$54	$25,592	$(407)	$(3,557)	$(260)

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.

Consolidated Statements of Cash Flows

For the years ended January 1, 2005 (Fiscal 2004),

January 3, 2004 (Fiscal 2003) and December 28, 2002 (Fiscal 2002)

(in thousands)

	2004	2003	2002

Cash flow from operating activities:
Net income (loss)	$12,375	$(3,868)	$(6,204)
Adjustments to reconcile cash to net income (loss):
Depreciation and amortization	13,542	15,962	18,999
Impairment of long-lived assets	336	550
Deferred income tax benefit	(1,203)
Cumulative effect of a change in accounting principle		564
Gain on repurchase of subordinated notes	(3,166)	(2,321)	(1,566)
Loss (gain) on disposal of equipment	98	(21)
Other	143	31	556
Changes in operating assets and liabilities:
Accounts receivable	517	(914)	1,744
Inventories	3,322	(23)	693
Other current assets	(1,127)	27	396
Other assets	(183)	15	71
Accounts payable	(60)	61	(490)
Accrued expenses and other current liabilities	(1,360)	739	(1,075)
Other non-current liabilities	491
Net cash provided by operating activities	23,725	10,802	13,124
Cash flow from investing activities:
Purchase of property and equipment	(5,137)	(4,517)	(5,209)
Proceeds from sale of property and equipment	245	253
Net cash used by investing activities	(4,892)	(4,264)	(5,209)
Cash flow from financing activities:
Principal payments on subordinated debt	(2,551)	(8,161)	(5,796)
Repurchases of subordinated debt	(11,979)	(3,702)	(2,932)
Proceeds from stock option exercises	34
Deferred financing costs	(24)	(150)
Advances on revolver		1,904	7,378
Payments on revolver		(1,904)	(7,378)
Principal payments on other long-term debt			(13)
Net cash used by financing activities	(14,520)	(12,013)	(8,741)
Net increase (decrease) in cash	4,313	(5,475)	(826)
Cash, beginning of year	3,545	9,020	9,846
Cash, end of year	$7,858	$3,545	$9,020

Supplemental cash flow information
Cash paid (received) for:
Interest	$11,151	$13,292	$14,257
Income taxes	$656	$(204)	$(1,243)

The accompanying notes are an integral part of these consolidated financial statements.

National Vision, Inc.

Notes to Consolidated Financial Statements

1.  Organization and Operations

National Vision, Inc. (the “Company”) is primarily engaged in the retail sale of optical goods and related services.  We also operate a health maintenance organization (“HMO”) in California through which we provide eye examinations to the HMO’s members.

2.  Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include our accounts and those of our subsidiaries, all of which are wholly-owned.  Significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year.  Our fiscal year ends on the Saturday closest to December 31.  Accordingly, fiscal 2004 was a 52-week period ended January 1, 2005, fiscal 2003 was a 53-week period ended January 3, 2004, and fiscal 2002 was a 52-week period ended December 28, 2002.  Due to statutory and other considerations, our Mexican subsidiary does not operate on this 52/53 week calendar.  To allow for more timely consolidation and reporting, this subsidiary, which accounts for approximately 2% of net revenues, is reported using a twelve-month period ending November 30.

Reclassifications.  Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Discontinued Operations.  During 2004, we closed 60 vision centers, two of which were relocated as freestanding stores.  During 2003 and 2002, we closed 54 and one vision centers, respectively, none of which were reopened.  Also, in 2003, we closed eight HMO offices in California which did not reopen.  Historical operating results for the closed vision centers that were not relocated and the closed HMO offices are classified as discontinued operations for all periods presented.  These operating results are classified as discontinued operations because the vision center locations are geographically dispersed, and in the case of our Wal-Mart locations, we believe the host opens a vision center in the space we vacate, and therefore, significant cash flows from the closed locations are not expected to migrate to our remaining vision center operations.  Condensed information for these discontinued operations is presented below (in thousands):

	2004	2003	2002

Total net revenue	$13,970	$36,433	$49,198
Operating income	$2,344	$2,204	$4,557
Income (loss) on disposal	$(57)	$(146)	$7
Income taxes	$35	$62

Revenue Recognition.  We recognize revenue from sales of optical products and services upon delivery of the product or services to the customer.  Our retail customers generally make full payment for prescription eyewear products at the time they place an order, and we defer revenue recognition associated with such transactions by estimating the amount of product that has not been delivered to customers at the end of each accounting period.

Since May 2003, we have offered an extended warranty which provides for repair and replacement of eyeglasses during the first year after purchase.  Revenues from the sale of extended warranty contracts are recognized on a straight-line basis over the life of the contract.

Fees from managed care vision services include premiums from the HMO’s managed care insurance product and, commencing in 2004, patient co-payments for exam fees in excess of the benefit provided for such exams.  Revenue from the HMO premium is recognized over the twelve-month life of the policy as services are rendered.  Patient co-payments are recognized as revenue as the exam services are provided.

A reconciliation of the changes in deferred revenue from the sale of warranty contracts and HMO premiums is as follows (in thousands):

	2004	2003
Deferred warranty revenue:
Beginning balance	$2,680
Warranty contracts sold	6,295	$4,684
Amortization of deferred revenue	(5,938)	(2,004)
Ending balance	$3,037	$2,680

	2004	2003
Deferred premium revenue:
Beginning balance	$285	$48
Premiums collected	7,408	6,608
Premium revenue recognized	(7,363)	(6,371)
Ending balance	$330	$285

Cost of Goods Sold.  We recognize the cost of products sold concurrent with the recognition of revenue.  Occupancy costs for our retail locations are included in cost of goods sold.

Selling, General and Administrative Expense. Selling, general and administrative expense includes store operating expenses, excluding occupancy costs, depreciation and amortization, corporate office support and administrative expenses.

Cash and Cash Equivalents.  We consider cash on hand and short-term cash investments to be cash and cash equivalents.  Cash equivalents represent highly liquid investments with a maturity of one month or less.  We restrict such investments to financial institutions with high credit standings.

Managed Care Accounts Receivable.  Managed care accounts receivable are recorded net of contractual allowances and are reduced by an allowance for amounts that may become uncollectible.  A significant portion of our accounts receivables is due from health care plans and programs located throughout the United States.  Estimates of our allowance for uncollectible receivables are based on our historical collection experience and historical and current operating, billing and collection trends.

Inventory.  Our inventories are stated at the lower of weighted average cost or market.  Periodically, we receive purchase discounts or reduced pricing on inventory purchases.  These reductions in the normal purchase price are accounted for in the weighted average cost of inventory.  We classify inventory as finished goods if such inventory is readily available for sale to customers without assembly or value-added processing.  Finished goods include contact lenses, over the counter sunglasses and accessories.  We classify inventory as raw materials if such inventory requires assembly or value-added processing.  This would include grinding a lens blank, cutting the lens in accordance with a prescription from an optometrist and fitting the lens in a frame.  Frames and uncut lenses are considered raw materials.  Work in progress includes spectacle orders that are being processed in either of our centralized lab facilities.

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

Property and Equipment.  Property and equipment are stated at cost.  For financial reporting purposes, depreciation is computed using the straight-line method over the assets’ estimated useful lives or terms of the related leases, whichever is shorter.  Accelerated depreciation methods are used for income tax reporting purposes.  For financial reporting purposes, depreciation periods range from five to ten years for equipment, three to nine years for furniture and fixtures, three to six years for hardware and software related to information systems processing, and five to nine years for leasehold improvements.  At the time property and equipment are retired, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income.  Maintenance and repairs are charged to expense as incurred.  Replacements and improvements are capitalized.

Balance Sheet Financial Instruments: Fair Values.  The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and current portion of long-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments.

The fair value of our long-term debt, determined using the weighted average price of the most recent trades made during the last quarter of the fiscal years ending January 1, 2005 and January 3, 2004, was as follows (in thousands):

	Carrying Value	Fair Value

Long-term debt at January 1, 2005	$72,930	$72,930
Long-term debt at January 3, 2004	$94,939	$57,934

Financial instruments which potentially subject us to concentrations of credit risk consist principally of trade accounts receivable.  The credit risk is limited due to the large number of individuals and entities comprising our customer base.

Intangible Value Of Contractual Rights.  Our most significant intangible asset is the Intangible Value of Contractual Rights, which was initially recorded upon our emergence from bankruptcy.  This intangible asset represents the value upon emergence from bankruptcy of the Company’s license agreement with Wal-Mart and the business relationship therein created.  Based on our projections, our best estimate of the useful life of this asset was 15 years at inception and is 11 years and 5 months at January 1, 2005.  Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.  Amortization expense on the Intangible Value of Contractual Rights was $7.5 million in 2004 and 2003, and $7.6 million in 2002.  Future amortization expense will be $7.5 million per year for each of the five succeeding years.

We emerged from bankruptcy on May 31, 2001.  During 2003 and 2002, we realized net income tax benefits of $159,000 and $712,000, respectively, generated prior to the reorganization.  These benefits were recorded as reductions in the value of the Intangible Value of Contractual Rights.

Impairment of Long-Lived Assets. We assess the impairment of all identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important, which could trigger an impairment review, include a significant underperformance of vision center operations relative to expected historical or projected future operating results and a permanent adverse change in cash flows generated by an operation.

Based upon the existence of one or more of the above indicators of impairment, we determine if the carrying value of intangibles or long-lived assets may not be recoverable based on a projected cash flow model.  If the projected undiscounted cash flows are not in excess of the book value of the related asset, we adjust the carrying value of the long-term assets to their fair market value.  Our estimate of the fair market value of our retail locations is generally limited to the amount we expect to recover upon ultimate sale of equipment utilized at each location.

Income Taxes.    Deferred income taxes are provided for the future tax benefits to be derived from the utilization of tax loss carry-forwards and the tax effect of items of income and expense that are recognized in different periods for financial and tax reporting purposes, such as depreciation and amortization, inventory basis differences, and certain accrued expenses.  Deferred income taxes are computed using enacted tax rates in effect for the year in which the differences are expected to reverse.

A valuation allowance is recorded against any net deferred tax assets if it is “more likely than not” that we will not ultimately realize the benefit of the net deferred tax asset.  Due to uncertainties concerning realizations of the deferred tax assets that existed during both 2003 and 2002 based on losses incurred in those years, we provided a full valuation allowance for the net deferred tax asset.  During 2004, our income before income taxes was $11.6 million and we estimate that our federal taxable income will be more than $20 million for such year.  Further, we expect future profitability from continuing operations.  At January 1, 2005, we reassessed our situation and were no longer able to conclude that it was “more likely than not” that we would not eventually realize the tax benefits of our net operating loss carry-forwards.  Accordingly, we reversed the remaining valuation allowance of $1,203,000 effective on January 1, 2005.

Accounting for Stock Options.  We apply the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock option awards continue to be accounted for in accordance with APB Opinion No. 25. The number of shares to be issued and the per share strike price are not subject to uncertainty; accordingly our stock option grants qualify for fixed accounting treatment.  As a result, we do not record compensation expense in connection with the granting of these stock options.

Had compensation cost for the employee and non-employee director stock options been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands except per share information):

	2004	2003	2002
As reported:
Net earnings (loss)	$12,375	$(3,868)	$(6,204)
Pro Forma:
Compensation expense	130	68	53
Pro forma:
Net earnings (loss)	$12,245	$(3,936)	$(6,257)

Basic earnings (loss) per share as reported	$2.43	$(0.77)	$(1.24)
Pro forma compensation expense per share	(0.03)	(0.02)	(0.01)
Pro forma earnings (loss) per share	$2.40	$(0.79)	$(1.25)

Diluted earnings (loss) per share as reported	$2.20	$(0.77)	$(1.24)
Pro forma compensation expense per share	(0.02)	(0.02)	(0.01)
Pro forma earnings (loss) per share	$2.18	$(0.79)	$(1.25)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted average assumptions were used in the model:

	2004	2003	2002

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	372.0%	410.0%	172.0%
Risk free interest rates	3.5%	2.6%	3.0%
Expected lives (years)	6.3	5	3.4

Other Assets and Deferred Costs.  Other assets and deferred costs include capitalized financing costs which are being amortized using a method that approximates the effective interest yield method over periods that correspond with the terms of the underlying debt.

Self-Insurance Accruals.  We self-insure estimated costs associated with workers’ compensation claims and group medical liabilities, up to certain limits.  Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported.  Trends in actual experience are a significant factor in the determination of such reserves.

Advertising and Promotion Expense.  Advertising and promotion costs are expensed at the time such materials are first distributed or broadcast.  Production costs of future media advertising and related promotion campaigns are deferred until the advertising events first occur.  Advertising expense for 2004, 2003 and 2002 was approximately $3.8 million, $3.5 million and $3.2 million, respectively, net of cooperative advertising payments of $0.4 million, $0.3 million and $0.5 million, respectively, received from our vendors in those years.

Cumulative Effect of a Change in Accounting Principle.  We adopted Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”) at the beginning of 2003.  This Issue addresses the method by which retailers account for vendor allowances. Prior to fiscal 2003, vendor allowances received under co-op advertising agreements were classified in the income statement as a reduction in advertising expense.  As a result of the adoption of EITF 02-16, most vendor allowances are now presented as a reduction of inventory cost and subsequently as a component of cost of goods sold.  On the first day of fiscal 2003, we recorded additional expense of $564,000 as the cumulative effect of this change in accounting principle.  This amount reflects the portion of vendor allowances that would have reduced inventory costs had this new accounting pronouncement been in effect in 2002.

Foreign Currency Translation.  Assets and liabilities of our Mexican subsidiary are translated into U.S. dollars using exchange rates in effect at the end of the reporting period; income and expenses are translated using the average exchange rates for the reporting period.  Translation gains or losses are deferred and shown as a separate component of shareholders’ equity.

Other Comprehensive Income.  Other comprehensive income is defined as net income and other changes in stockholders’ equity from transactions other than those involving stockholders and net income.  Our only source of other comprehensive income is the translation adjustment from our operations in Mexico.

Use of Estimates.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates and judgments and incorporate any changes in such estimates and judgments into the accounting records underlying our consolidated financial statements.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

3.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issues Statement No. 123(R), Share-Based Payments, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  As permitted by the predecessor Statement No. 123, we do not recognize compensation expense with respect to stock options we have issued because the option price was no greater than the market price at the time the option was issued.  Statement 123(R) will be effective for us in our fiscal quarter beginning July 3, 2005.  We have not completed an evaluation of the impact of adopting Statement 123(R).

In November 2004, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations, which is effective for us at the beginning of fiscal 2005.  We are already in conformity with this new pronouncement; therefore, implementation will not impact our financial statements.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4,  to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities.  Statement No. 151 will be effective for our fiscal year beginning January 1, 2006, and its adoption will not have a material impact on our financial position or results of operations.

4.  Wal-Mart Master License and Other Agreements

At January 1, 2005, we operated 304 vision centers in domestic Wal-Mart stores pursuant to a master license agreement.  Each vision center covered by the Wal-Mart agreement has a separate base lease term of nine years with a renewal option for one additional three-year term.  Percentage license fees remain the same over the nine-year base term and three-year option term, whereas minimum license fees increase during the three-year option term.

In 1994, we opened our first eight vision centers in stores owned and operated by Wal-Mart de Mexico, S.A. de C.V. (Wal-Mart de Mexico). We completed the negotiation of a master license agreement governing these vision centers in 1995.  Pursuant to this agreement, each vision center has an individual base term of five years from the date of opening, followed by two options (each for two years), and one option for one year.  Each party has the right to terminate a location which fails to meet specified sales levels.  The agreement provides for annual fees based on a percentage of sales.  The agreement also gives us a right of first refusal to open vision centers in all stores in Mexico owned by Wal-Mart de Mexico.  As of January 1, 2005, we operated 35 vision centers in Wal-Mart de Mexico stores.

At January 1, 2005, we operate 47 leased vision centers in stores owned by Fred Meyer, all of which operate pursuant to a master license agreement.  The agreement provides for base and percentage rent and other customary terms and conditions.  The agreement expires on December 31, 2006.

We operate 28 leased vision centers on military bases, each of which operates pursuant to a separate lease agreement.  These agreements provide for percentage rent and other customary terms and conditions.

For our domestic vision centers, we amortize leasehold improvements over the base term of the lease on a straight line basis.  For our Wal-Mart vision centers, we do not make the decision to exercise the three-year renewal option until approximately six months prior to the expiration of the base lease term.  For our freestanding locations, we will make the decision to renew at the time specified in the separate lease agreements.

For all of our leases which require a minimum or base rent, we charge the total minimum or base rent to be paid over the base term of the lease to expense, on a straight line basis, over the period from date of possession, which is generally earlier than the lease start date, to the end of the base lease term.

5.  Inventory

Inventory balances, by classification, are summarized as follows (amounts in thousands):

	2004	2003

Raw materials and work in progress	$9,206	$11,195
Finished goods	5,796	6,961
Supplies	356	485
Reserves	(1,293)	(1,254)
	$14,065	$17,387

6.  Long-Term Debt

Fleet Facility.  In December 2003, we amended our credit facility with Fleet Retail Group, Inc. (the “Fleet Facility”).  This amendment extended the term of the previous credit facility from an expiration date of May 30, 2004 to an expiration date of May 30, 2007.  The amendment also effectively increased availability by approximately $3.5 million and allowed us to repurchase Notes within certain limitations.  The Fleet Facility bears interest at the prime rate plus 0.75% per annum or at LIBOR plus 3.0%, and provides availability of an estimated $10 million, subject to borrowing base limitations and inclusive of letter of credit requirements.  At January 1, 2005, we had $2.9 million of unused availability under the Fleet Facility.  Any borrowings under the Fleet Facility are secured by substantially all of our assets.  The Fleet Facility contains various restrictive covenants and requires us to maintain minimum levels of EBITDA (as defined) and a minimum fixed charge coverage ratio (as defined) of 1.0 to 1.0 and limits the amount of our capital expenditures and certain non-host lease payment obligations.  We did not borrow any amounts under this facility during the year ended January 1, 2005.  Our weighted average interest rate under the Fleet Facility was 4.87%, and 5.43% for the years ended January 3, 2004 and December 28, 2002, respectively.  At January 1, 2005 and at January 3, 2004 we had no outstanding borrowings under the Fleet Facility.

We are party to letters of credit issued under the Fleet Facility totaling $4.0 million and $4.3 million at January 1, 2005 and January 3, 2004, respectively.  Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required.

Senior Subordinated Notes.  Our Senior Subordinated Notes provide for the payment of interest at an annual rate of 12% twice a year at the end of March and September, are subordinated to debt under the Fleet Facility and are secured by substantially all of our assets.  The Senior Subordinated Notes contain various restrictive covenants including a prohibition from our paying dividends.  These Notes are due in 2009; however, principal repayments (“Excess Cash Repayments”) are required semi-annually at the end of February and August based on excess cash flow (as defined) for the six month periods ending in the preceding June and December, respectively.  As a result, we made an Excess Cash Repayment of approximately $4.9 million on February 28, 2005.  This amount is classified as current at January 1, 2005.  As future principal repayments are contingent upon future cash flows, the only portion reflected as a current liability is the repayment that is based on financial results reported herein.

Long-term debt obligations at January 1, 2005 and January 3, 2004 consisted of the following (amounts in thousands):

	2004	2003

12% Senior Subordinated Notes due 2009	$77,788	$95,484
Less current portion	4,858	545
Total long-term debt	$72,930	$94,939

See Note 2 “Significant Accounting Policies - Balance Sheet Financial Instruments: Fair Values” for the fair value estimate of the long-term debt at January 1, 2005.

7.  Impairment of Long Lived Assets

We recorded impairment losses of $336,000 in 2004 and $550,000 in 2003 as a result of analyzing the unprofitable operations in several of our retail locations.  In 2004, we closed 19 of the locations upon which we had recorded an impairment loss in 2003.  Accordingly, a portion of the 2003 impairment loss is included in Discontinued Operations in the current year financial statements.  Impairment losses for stores in continuing operations are included in selling, general and administrative expenses.  Our impairment losses are summarized as follows (in thousands):

	2004	2003

Included in selling, general and administrative expense	$336	$262
Included in results of discontinued operations		288
Total	$336	$550

8.  Restructuring Expense

During August 2003, we completed a restructuring of our retail field management organization and our home office retail support center.  The process resulted in an approximately 15% reduction in headcount across theses two areas.  Involuntary termination benefits and outplacement costs of $484,000 recognized in connection with this 2003 restructuring are included in selling, general and administrative expenses for that year.

9.  Reorganization Reserve

We emerged from a Chapter 11 bankruptcy reorganization proceeding on May 31, 2001.  On that date, we adopted “fresh start” accounting and adjusted the recorded value of all of our assets and liabilities to their then-current fair values.  We also recorded a reorganization reserve to provide for all costs of the reorganization that had not yet been paid or incurred through May 31, 2001.  The reserve was fully consumed in 2003.  Activity in the reorganization reserve during 2002 and 2003 was as follows (amounts in thousands):

	2003	2002

Balance at beginning of year	$248	$1,225
Amounts paid	(248)	(605)
Write-off of invalid claims		(372)
Balance at end of year	Nil	$248

10.  Income Taxes

The components of the net deferred tax assets are as follows (in thousands):

	2004	2003

Total deferred tax assets	$34,070	$39,698
Total deferred tax liabilities	(32,867)	(35,462)
Valuation allowance	—	(4,236)
Net deferred tax asset	$1,203	$—

In 2003, the valuation allowance was recorded due to uncertainties surrounding our ultimate ability to utilize the full amount of our usable net operating loss carry-forwards which are recorded as deferred tax assets.  The valuation allowance was reversed at January 1, 2005 because we were no longer able to conclude that it was “more likely than not” that the net deferred tax asset would not be realized.  This conclusion was based upon the substantial improvement in our 2004 operating results and expected future profitability from continuing operations.

The sources of the difference between the financial accounting and tax basis of our liabilities and assets which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows (in thousands):

	2004		2003
	Current	Non-current	Current	Non-current

Property and equipment	$—	$3,799	$—	$3,114
Accrued expenses and reserves	2,920	31	2,485	—
Inventory	274	—	181	—
Net operating loss carry-forwards	4,800	18,601	3,836	26,345
Intangible value of contract rights	—	(32,850)	—	(35,446)
Other	1,400	2,228	1,678	2,044
Valuation allowance	—	—	(875)	(3,362)
Deferred tax asset / (liability)	$9,394	$(8,191)	$7,305	$(7,305)

The valuation allowance was increased by a net total of $1.5 million and $1.6 million in 2003 and 2002, respectively, and reduced by a total of $4.2 million in 2004.

Income tax expense from continuing operations differs from the amounts resulting from multiplying net earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting principle by the statutory federal income tax rate for the following reasons (in thousands):

	2004	2003	2002

Federal income tax/(benefit) provision at statutory rate	$3,255	$(1,948)	$(3,661)
State income taxes, net of federal income tax benefit	63	62	—
Change in deferred tax asset valuation allowance	(3,631)	2,151	3,236
Other, net	(509)	(129)	425
Net income tax provision applicable to continuing operations	$(822)	$136	$—

The 2004 net income tax provision applicable to continuing operations consists of a provision of $381,000 for taxes currently due offset by the $1,203,000 reversal of the remaining balance in the deferred tax valuation allowance at January 1, 2005. The 2003 net income tax provision applicable to continuing operations consists entirely of taxes currently due.

At January 1, 2005, we had U.S. regular tax net operating loss carry-forwards of approximately $61 million that can reduce future federal income taxes.  If not utilized, these carry-forward credits are scheduled to expire as follows:

2009	$2,130
2010	2,736
2019	846
2020	2,607
2021	52,782

The Company also had non-expiring alternative minimum tax credit carry-forwards of approximately $543,000 available to offset future regular taxes.  Utilization of our net operating loss and alternative minimum tax credit carry-forwards could be limited in the event of a greater than 50% change in our stock ownership.  The limitation would be based on the stock value and the federal exempt tax rate on the date of ownership change.  These limitations could create a cap on the amount of the

NOLs that would be deductible each year going forward until the amount is depleted or the time limitation on the NOLs expires.

Our Mexican subsidiary pays the greater of an income tax or an asset tax.  Because we have operating losses in Mexico, we pay no income tax, but are subject to the asset tax.  Therefore, no provision for income taxes has been made for our operations in Mexico.

11.  Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted earnings per common share are computed as basic earnings per common share, adjusted for the effect of all potential common stock equivalent shares.  The computation for basic and diluted earnings per common share (“EPS”) is summarized as follows (amounts in thousands except per share information):

	2004	2003	2002
Net earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	$10,123	$(5,300)	$(10,768)
Earnings from discontinued operations	2,252	1,996	4,564
Earnings (loss) before cumulative effect of a change in accounting principle	12,375	(3,304)	(6,204)
Cumulative effect of a change in accounting principle		(564)
Net earnings (loss)	$12,375	$(3,868)	$(6,204)

Weighted average shares outstanding for basic EPS	5,102	5,032	5,000
Net effect of dilutive stock options and restricted stock awards	504
Weighted average shares outstanding for diluted EPS	5,606	5,032	5,000

Net earnings (loss) per basic share:
Earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	$1.99	$(1.05)	$(2.15)
Earnings from discontinued operations	0.44	0.39	0.91
Earnings (loss) before cumulative effect of a change in accounting principle	2.43	(0.66)	(1.24)
Cumulative effect of a change in accounting principle		(0.11)
Net earnings (loss) per basic share	$2.43	$(0.77)	$(1.24)

Net earnings (loss) per diluted share:
Earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	$1.81	$(1.05)	$(2.15)
Earnings from discontinued operations	0.40	0.39	0.91
Earnings (loss) before cumulative effect of a change in accounting principle	2.21	(0.66)	(1.24)
Cumulative effect of a change in accounting principle		(0.11)
Net earnings (loss) per diluted share	$2.21	$(0.77)	$(1.24)

For the years ended January 3, 2004 and December 28, 2002, respectively, stock options and unvested restricted shares of 129,189 and 214,370 are excluded from the calculation of diluted earnings per common share due to their anti-dilutive effect.

12.  Shareholders’ Equity

The 2004 Equity Incentive Plan.  During 2004, upon receiving the approval of our shareholders, we adopted the 2004 Equity Incentive Plan (the “Plan”).  The Plan replaced our Restated Stock Option and Incentive Award Plan and our Restated Non-Employee Director Stock Option Plan, both of which were terminated.  Awards granted under these predecessor plans remained outstanding under the terms and conditions of such original awards.

Under the Plan, the Compensation Committee of our Board of Directors may issue one or more of the following:  incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares.

On June 29, 2004, the Compensation Committee issued 107,500 restricted shares and 50,000 options under the 2004 Equity Plan.  The restricted shares were issued to management, and each of the five members of the Board of Directors received options covering 10,000 shares.  Of the restricted shares issued, 5,000 were cancelled during the third quarter of 2004, leaving 102,500 outstanding at January 1, 2005, of which, 51,250 vest on the third anniversary of the grant date.  The remaining 51,250 vest on the fifth anniversary of the grant date with accelerated vesting if the Company achieves certain financial goals.  Unamortized deferred compensation expense with respect to the restricted shares amounted to approximately $373,000 at January 1, 2005.  The options were issued at an exercise price equal to the fair market value on the date of grant.  The options vest at the rate of 50% on the first anniversary of the grant date, and 25% on each of the second and third anniversaries of the grant date.  At January 1, 2005, a total of 562,275 options and 312,650 restricted shares were outstanding under the Plan.  Also at January 1, 2005, there were 247,240 shares available for grant under the Plan.  Mr. James W. Krause, a member of the Board of Directors and our former President and Chief Executive Officer, holds an option covering 11,250 shares that had vested at the time he retired from employment with the Company.  Pursuant to his separation agreement with us, Mr. Krause may exercise this option during the time he serves as a member of our Board of Directors and for one year after he ceases to serve as a member of the Board.

On September 14, 2004, the Compensation Committee issued 1,500 restricted shares to an employee.  These shares vest on the third anniversary of the grant date.  Unamortized deferred compensation expense with respect to the restricted stock amounted to approximately $5,000 at January 1, 2005 and is being amortized over the three-year vesting period.

In July 2003, the Compensation Committee granted 168,000 shares of restricted stock to certain employees.  Of these shares, 43,750 were cancelled prior to year end in connection with employee terminations.  The shares vest one-third each year over the subsequent three years of continued employment.  Unamortized deferred compensation expense with respect to the restricted stock amounted to approximately $26,000 at January 1, 2005 and is being amortized over the three year vesting period.

In April 2002, the Compensation Committee issued 84,400 shares of restricted stock to our current President and Chief Executive Officer.  The shares vest one-third each year over the subsequent three years of continued employment.  Unamortized deferred compensation expense with respect to the restricted stock amounted to approximately $3,000 at January 1, 2005 and is being amortized over the three-year vesting period.

In October 2001, the Compensation Committee (the “Committee”) granted performance awards to certain officers of the Company.  In April 2002, the Committee granted a performance award to our chief executive officer.  The performance awards provide for the issuance of award units on the basis of the determination by the Committee that the Company has attained defined financial results.  Under the terms of the performance awards, there are three performance periods: fiscal 2002, fiscal 2002-2003, and fiscal 2002-2004.  Award units are payable two-thirds in cash and one-third in common stock.  The cash portion is payable at the greater of $5.00 per unit or the closing trading price of common stock as of the last day of the performance period.  We accrue compensation expense for the awards over the related service period.  We recorded compensation expense of $1,461,000, $201,000 and $143,000 for the years ended January 1, 2005, January 3, 2004 and

December 28, 2002, respectively.  In 2004, we paid a total of approximately $103,000 to the holders of the performance awards and issued a total of 9,437 shares of common stock to such holders for the fiscal 2002-2003 performance period.  In 2003, we paid a total of approximately $143,000 to the holders of the performance awards and issued a total of 14,272 shares of common stock to such holders for the 2002 performance period.

In 2004, 2003, and 2002, the exercise prices for options granted were equal to the closing market price of the Common Stock on the date of grant.  Stock option transactions during the three years ended January 1, 2005 were as follows:

	2004	2003	2002

Options outstanding beginning of period	498,200	539,450	348,750
Options granted	139,000	50,000	223,600
Options cancelled	(20,799)	(91,250)	(32,900)
Options exercised	(54,126)
Options outstanding end of period	562,275	498,200	539,450

Options exercisable end of period	173,204	129,393

Weighted average option prices per share:
Granted	$2.057	$0.760	$0.830
Cancelled	$0.400	$0.400	$0.400
Exercised	$0.608
Outstanding at year end	$0.993	$0.615	$0.580
Options exercisable end of period	$0.676	$0.568

The following table shows the options outstanding and the options exercisable with pertinent data related to each at January 1, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 -$0.40	165,475	8.20	$0.400	46,604	$0.400
$0.60 -$0.75	174,600	7.30	$0.742	116,400	$0.742
$0.76 -$1.00	53,000	8.58	$0.774
$1.18 -$1.77	97,200	8.73	$1.587	10,200	$1.180
$2.30 -$2.38	72,000	9.36	$2.324
	562,275	8.20	$0.993	173,204	$0.676

Preferred Stock.  We are authorized to issue up to 5,000,000 shares of preferred stock, par value $1 per share, with such terms, characteristics and designations as may be determined by the Board of Directors.  No such shares are issued and outstanding.

Shareholders’ Rights Plan.  Our Shareholders’ Rights Plan (the Rights Plan) provides for the distribution of one Right for each outstanding share of our Common Stock held of record as of the close of business on January 27, 1997 or that thereafter becomes outstanding prior to the earlier of the final expiration date of the Rights or the first date upon which the Rights become exercisable.  Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $0.01 per share, at a price of $40.00 (the Purchase Price), subject to adjustment.  The Rights are not exercisable until ten calendar days after a person or group (an Acquiring Person) buys or announces a tender offer for 15% or more of our Common Stock, or if any person or group has acquired such an interest, the acquisition by that person or group of an additional 2% of our Common Stock.  In the event the Rights become exercisable, then each Right will entitle the holder to receive that number of shares of Common Stock (or, under certain circumstances, an economically equivalent security or securities of the Company) having a market value equal to the Purchase Price.  If, after any person has become an Acquiring Person (other than through a tender offer approved by qualifying members of the Board of Directors), we are involved in a merger or other business combination where we are not the surviving corporation, or we sell 50% or more of our assets, operating income, or cash flow, then each Right will entitle the holder to purchase, for the Purchase Price, that number of shares of common or other capital stock of the acquiring entity which at the time of such transaction have a market value of twice the Purchase Price.  Rights under this plan can be redeemed and certain amendments to this plan can be effected only with the approval of the Continuing Directors, which are defined in the Rights Plan as the current directors and any future directors that are approved or recommended by Continuing Directors.  The Rights will expire on January 26, 2007, unless extended, unless the Rights are earlier exchanged, or unless the Rights are earlier redeemed by us in whole, but not in part, at a price of $0.001 per Right.

13.  Supplemental Disclosure Information

Supplemental Balance Sheet Information.  Components of accrued expenses and other current liabilities are summarized as follows (in thousands):

	2004	2003
Accrued employee compensation and benefits	$5,578	$3,757
Provision for self-insured liabilities	3,275	3,785
Accrued rent expense	4,473	5,612
Customer deposit liability	2,460	2,231
Accrued interest expense	2,381	2,986
Deferred revenue	3,307	2,965
Other	2,298	3,796
Total	$23,772	$25,132

Product Warranty Liability.  The following table details the activity in our product warranty liabilities for 2004 and 2003.  This represents our liability for certain product warranty services provided free of charge (amounts in thousands):

	2004	2003
Beginning of year balance	$716	$1,120
Charged to expense	5,596	6,846
Paid	(5,892)	(7,250)
End of year balance	$420	$716

14.  Selected Quarterly Financial Data (unaudited)

Selected quarterly data for our fiscal years ended January 1, 2005 and January 3, 2004 is as follows (in thousands, exclusive of per share information):

Fiscal 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total net revenue	$59,002	$57,897	$56,988	$54,965
Gross profit	$34,547	$31,774	$32,558	$28,806
Net earnings before discontinued operations and cumulative effect of a change in accounting principle	$2,153	$4,065	$3,188	$717
Income from discontinued operations, net of taxes	$938	$713	$586	$15
Net earnings	$3,091	$4,778	$3,774	$732

Earnings per basic share:
Continuing operations	$0.43	$0.80	$0.62	$0.14
Discontinued operations	0.18	0.14	0.11
Net earnings per basic share	$0.61	$0.94	$0.73	$0.14
Earnings per diluted share:
Continuing operations	$0.39	$0.73	$0.57	$0.13
Discontinued operations	0.17	0.13	0.10
Net earnings per diluted share	$0.56	$0.86	$0.67	$0.13

Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total net revenue	$52,381	$51,944	$56,605	$55,784
Gross profit	$29,329	$28,645	$30,537	$30,671
Net earnings (loss) before discontinued operations and cumulative effect of a change in accounting principle	$(2,189)	$(2,969)	$(421)	$279
Income from discontinued operations, net of taxes	$705	$248	$777	$266
Cumulative effect of a change in accounting principle	$(564)
Net earnings (loss)	$(2,048)	$(2,721)	$356	$545

Earnings (loss) per basic share:
Continuing operations	$(0.44)	$(0.59)	$(0.08)	$0.06
Discontinued operations	0.14	0.05	0.15	0.05
Cumulative effect of a change in accounting principle	(0.11)
Net earnings (loss) per basic share	$(0.41)	$(0.54)	$0.07	$0.11
Earnings (loss) per diluted share:
Continuing operations	$(0.44)	$(0.59)	$(0.08)	$0.05
Discontinued operations	0.14	0.05	0.15	0.05
Cumulative effect of a change in accounting principle	(0.11)
Net earnings (loss) per diluted share	$(0.41)	$(0.54)	$0.07	$0.10

15.  Related Party Transactions

On August 20, 2004, we entered into a consulting agreement with Dr. Marc Nelson, a member of our Board of Directors, under which Dr. Nelson will provide certain consulting services with respect to our freestanding vision centers.  The Audit Committee of the Board of Directors has approved this agreement, which contemplates that Dr. Nelson will provide up to 400 hours of such services through August 2005 at a rate of $150 per hour.  The expense incurred by the Company under this agreement during 2004 was $6,975.

Nelson Eye Associates, P.C., a professional corporation owned by Dr. Nelson, leases from us eye examination offices and equipment in 10 of our vision centers.  This entity paid us $300,000 in rent for these locations in each of 2004, 2003 and 2002.

We lease our St. Cloud facility from Mr. Myrel Neumann, a former member of our Board of Directors through 2002.  In that year, we paid Mr. Neumann approximately $80,000 in rent for this facility.

16.  Commitments and Contingencies

Stock Appreciation Rights.  Pursuant to the terms of our Management Incentive Plan (the “Incentive Plan”), 401,411 performance units were awarded to members of senior management on June 29, 2004.  The performance period expires on June 29, 2007.  Each performance unit is payable in cash in an amount equal to the excess, if any, of the average market value of a share of the Company’s common stock during the 20 consecutive trading days ending June 29, 2007 over the closing price of a share of the Company’s common stock on June 29, 2004 ($2.30).  During 2004, 8,105 of these performance units were cancelled leaving 393,306 units outstanding at January 1, 2005.  We recorded compensation expense of $349,000 during 2004 relating to these units.  The expense was estimated based on the excess of the closing price of our common stock on January 1, 2005 over the closing price of our common stock at June 29, 2004, and the portion of the performance period elapsed as of January 1, 2005.  The estimated expense of $349,000 is included in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet.

Non-Cancelable Operating Lease and License Agreements.  We are required to pay minimum and percentage license fees pursuant to certain commercial leases and pursuant to agreements with our host store companies.

Our headquarters in Lawrenceville, Georgia includes a distribution center and lens laboratory.  The building is leased through January 2009.  We paid approximately $215,000 annually in rents for this facility in each of 2004, 2003, and 2002.

Our lease for administrative headquarters and an optical laboratory in St. Cloud, Minnesota expires in 2007.  Lease expense on this facility was approximately $80,000 per year in each of 2004, 2003, and 2002.

Aggregate future minimum payments under all license and lease arrangements are as follows (amounts in thousands):

Fiscal Year	Operating Leases
2005	$21,040
2006	16,467
2007	9,921
2008	5,451
2009	3,540
Thereafter	6,344
Total minimum lease payments	$62,763

Total rental expenses related to all cancelable and non-cancelable operating leases were approximately $30.8 million, $34.1 million and $34.0 million for 2004, 2003 and 2002, respectively.  Total rental expense includes percentage rental payments in excess of minimum rent obligations of approximately $6.8 million, $8.0 million and $6.9 million for 2004, 2003 and 2002, respectively.

Legal Proceedings.  We are involved in certain litigation and claims arising in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

17.  Subsequent Events

From January 1, 2005 through March 22, 2005, we have closed seven Wal-Mart vision centers that had sales of $4.7 million and store operating income of $1.1 million during 2004.

SCHEDULE II

National Vision, Inc.

Valuation and Qualifying Accounts

For the years ended January 1, 2005 (Fiscal 2004), January 3, 2004 (Fiscal 2003)

and December 28, 2002 (Fiscal 2002)

(in thousands)

	Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses(1)	Charged to Other Accounts	Deductions - Write-Offs(1)	Balance at End of Year

2004
Allowance for uncollectible accounts receivable	$769	$1,690	$—	$2,036	$423

2003
Allowance for uncollectible accounts receivable	$1,030	$1,772	$—	$2,033	$769

2002
Allowance for uncollectible accounts receivable	$2,375	$2,699	$—	$4,044	$1,030

(1)                                  The 2003 and 2002 amounts have been adjusted to report on a gross basis to reflect total charges to expense and write-offs for those years.  Amounts were previously reported on a net basis.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL VISION, INC.

	By:	/s/Reade Fahs
March 25, 2005	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2005 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

By: /s/Reade Fahs	Chief Executive Officer and President
Reade Fahs

By: /s/Paul A. Criscillis, Jr.	Senior Vice President and Chief Financial Officer
Paul A. Criscillis, Jr.

By: /s/Robert E. Schnelle	Vice President, Principal Accounting Officer
Robert E. Schnelle

By: /s/Robert Floum	Director
Robert Floum

By: /s/James W. Krause	Director
James W. Krause

By: /s/Marc B. Nelson	Director
Marc B. Nelson

By: /s/Jeffrey Snow	Director
Jeffrey Snow

By: /s/Peter T. Socha	Director
Peter T. Socha