Form 10-Q
period 2005-04-02
NATIONAL VISION INC
filed 2005-05-17
CIK 868263

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
April 2, 2005	Number 0-20001

NATIONAL VISION, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1910859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

296 Grayson Highway Lawrenceville, Georgia	30045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 822-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).

YES	☐	NO	☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES	☒	NO	☐

The number of shares of Common Stock of the registrant outstanding as of May 6, 2005 was 5,458,343.

FORM 10-Q INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL VISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

April 2, 2005 and January 1, 2005

(in thousands except share and par value information)

	April 2, 2005 (Unaudited)	January 1, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,365	$7,858
Accounts receivable (net of allowances: 2005- $550; 2004 - $423)	4,051	2,561
Inventories, net	13,781	14,065
Deferred income tax asset	8,024	9,394
Other current assets	1,351	2,405
Total current assets	38,572	36,283

PROPERTY AND EQUIPMENT:
Equipment	23,359	22,250
Furniture and fixtures	7,745	7,648
Leasehold improvements	6,723	6,513
Construction in progress	876	1,496
	38,703	37,907
Less accumulated depreciation	(26,412)	(25,636)
Net property and equipment	12,291	12,271

OTHER ASSETS AND DEFERRED COSTS
(net of accumulated amortization: 2005-$1,236; 2004 - $1,193)	780	785

INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization: 2005-$28,851; 2004 - $26,974)	83,894	85,771
	$135,537	$135,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

April 2, 2005 and January 1, 2005

(in thousands except share and par value information)

	April 2, 2005 (Unaudited)	January 1, 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,495	$3,446
Accrued expenses and other current liabilities	23,853	23,772
Current portion of long-term debt	5,200	4,858
Total current liabilities	34,548	32,076

DEFERRED INCOME TAX LIABILITY	8,514	8,191

SENIOR SUBORDINATED NOTES	67,693	72,930

OTHER NON-CURRENT LIABILITIES	490	491

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $0.01 par value; 10,000,000 shares authorized, 5,390,679 shares issued and outstanding at April 2, 2005 and January 1, 2005	54	54
Additional paid-in capital	25,592	25,592
Deferred stock compensation	(371)	(407)
Accumulated deficit	(728)	(3,557)
Accumulated other comprehensive loss	(255)	(260)
Total shareholders’ equity	24,292	21,422
	$135,537	$135,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share information)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004

Sales of optical products and services	$57,952	$56,003
Fees from managed vision care services	2,500	1,927
Sales of home medical products and services	120
Total net revenue	60,572	57,930
Cost of goods sold, including occupancy costs	26,072	23,976
Gross profit	34,500	33,954
Selling, general and administrative expense	27,789	29,033
Operating income from continuing operations	6,711	4,921
Other income (expense):
Interest expense	(2,368)	(2,911)
Gain on repurchase of Senior Subordinated Notes	6
Other income, net	196	40

Earnings before income taxes and discontinued operations	4,545	2,050
Income tax expense	1,783	135

Net earnings before discontinued operations	2,762	1,915
Income from discontinued operations, net of tax	67	1,176
Net earnings	$2,829	$3,091

Basic earnings per share:
Income from continuing operations	$0.53	$0.38
Income from discontinued operations	0.01	0.23
Net earnings per basic share	$0.54	$0.61

Diluted earnings per share:
Income from continuing operations	$0.49	$0.35
Income from discontinued operations	0.01	0.21
Net earnings per diluted share	$0.50	$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Cash flow from operating activities:
Net earnings	$2,829	$3,091
Adjustments to reconcile cash to net earnings:
Depreciation and amortization	3,052	3,487
Gain on repurchase of subordinated notes	(6)
Loss (gain) on disposal of equipment	(56)	115
Deferred income taxes	1,693
Other	47	100
Changes in operating assets and liabilities:
Accounts receivable	(1,490)	(885)
Inventories	284	613
Other current assets	1,054	(53)
Other assets	(10)	6
Accounts payable	2,049	1,081
Accrued expenses and other current liabilities	81	(692)
Other non-current liabilities	(1)
Net cash provided by operating activities	9,526	6,863
Cash flow from investing activities:
Purchase of property and equipment	(1,181)	(861)
Proceeds from sale of property and equipment	59	98
Net cash used by investing activities	(1,122)	(763)
Cash flow from financing activities:
Principal payments on subordinated debt	(4,858)	(545)
Repurchases of subordinated debt	(31)
Deferred financing costs	(8)	(9)
Net cash used by financing activities	(4,897)	(554)
Net increase in cash	3,507	5,546
Cash, beginning of year	7,858	3,545
Cash, end of period	$11,365	$9,091

Supplemental cash flow information
Cash paid for:
Interest	$4,671	$5,772
Income taxes	$49	$193

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 2, 2005

(Unaudited)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Although we believe that the disclosures contained herein are adequate to make the information presented not misleading, we recommend that these interim condensed consolidated financial statements be read in conjunction with our most recent audited consolidated financial statements and the notes thereto.  In our opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(2) SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies that we follow are set forth in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.  The following is a summary of the most significant accounting policies influencing the three month period ended April 2, 2005.

Principles of Consolidation

The consolidated financial statements include our accounts as well as our subsidiaries’ accounts.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Discontinued Operations

During the first quarter of 2005, we closed 10 vision centers inside Wal-Mart stores located in the United States and 4 vision centers in Wal-Mart de Mexico stores. The 10 closings inside the Wal-Mart stores located in the United States were the result of lease expirations. Two of these stores were relocated to freestanding locations within the vicinity of the closed locations during the quarter and two of these stores will be relocated to freestanding locations within the vicinity of the closed locations during the second quarter.  Relocated stores are not considered to be discontinued operations. During 2004 we closed 55 vision centers in Wal-Mart stores in the United States, two vision centers in Wal-Mart de Mexico and three vision centers on military bases. Two of the 55 closed vision centers in domestic Wal-Mart stores were relocated to freestanding locations in the vicinity of the closed locations and are not considered discontinued operations. The six locations inside Wal-Mart de Mexico stores were closed due to poor operating results and prospects.  The loss on disposal of these operations includes severance and closing costs offset by gains recorded from the sale of certain assets. Historical operating results for the closed vision centers that were not relocated are presented as discontinued operations for all periods.  These operating results are presented as discontinued operations because the vision center locations are geographically dispersed, and in the case of our domestic Wal-Mart locations, we believe the host will open a vision center in the space we vacate and, except in those cases where we open a nearby freestanding vision center, significant cash flows from the closed locations are not expected to migrate to our other vision center operations.  Condensed information for these discontinued operations is presented below (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004

Total net revenue	$614	$7,404
Operating income	$138	$1,257
Loss on disposal	$(1)	$(31)
Income taxes	$70	$50

Revenue Recognition

We recognize revenue from sales of optical products and services upon delivery of the products or services to the customer. Our retail customers generally make full payment for prescription eyewear products at the time they place an order, and we defer revenue recognition associated with such transactions by estimating the amount of product that has not been delivered to customers at the end of each accounting period.

We provide a short-term right of return for sales of optical products and therefore an estimate of future returns is recorded as a reduction of revenue in the period of sale based on historical return experience.

We sell separately priced extended warranty contracts which provide for repair and replacement of eyeglasses during the first year after purchase.  Revenues from the sale of extended warranty contracts are recognized on a straight-line basis over the life of the contract.

A wholly owned subsidiary operates as a specialized health care service plan (an “HMO”).  Fees from managed vision care services include premiums from the HMO’s managed care insurance product and patient co-payments for exam fees in excess of the benefit provided for such exams.  Revenue from the HMO premium is recognized over the twelve-month life of the policy as services are rendered.  Patient co-payments are recognized as revenue at the time the exam services are provided.

A reconciliation of the changes in deferred revenue from the sale of warranty contracts and HMO premiums is as follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Deferred warranty revenue:
Balance, beginning of year	$3,037	$2,680
Warranty contracts sold	1,846	1,978
Amortization of deferred revenue	(1,543)	(1,230)
Balance, end of period	$3,340	$3,428

	Three Months Ended
	April 2, 2005	April 3, 2004
Deferred premium revenue:
Balance, beginning of year	$330	$285
Premiums collected	2,219	1,919
Premium revenue recognized	(2,185)	(1,896)
Balance, end of period	$364	$308

Cost of Goods Sold

We recognize the cost of product sold concurrent with the recognition of revenue.  Occupancy costs for our retail locations are included in cost of goods sold.

Intangible Value Of Contractual Rights

Our most significant intangible asset is the Intangible Value of Contractual Rights, which was initially recorded upon our emergence from bankruptcy.  This intangible asset represents the value upon emergence from bankruptcy of the Company’s license agreement with Wal-Mart and the business relationship therein created.  Based on our projections, our best estimate of the useful life of this asset was 15 years at inception and is 11 years and 2 months at April 2, 2005.  Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.  Amortization expense on the Intangible Value of Contractual Rights was $1.9 million in the quarters ended April 2, 2005 and April 3, 2004.  Amortization expense will be $7.5 million for the full year of 2005 and for each of the five succeeding years.

Income Taxes

Deferred income taxes are provided for the future tax benefits to be derived from the utilization of tax loss carry-forwards and the tax effect of items of income and expense that are recognized in different periods for financial and tax reporting purposes, such as depreciation and amortization, inventory basis differences and certain accrued expenses.  Deferred income taxes are computed using enacted tax rates in effect for the year in which the differences are expected to reverse.

A valuation allowance is recorded against any net deferred tax asset if it is “more likely than not” that we will not ultimately realize the benefit of the net deferred tax asset.  Due to uncertainties that existed during the first quarter of 2004, we provided a full valuation allowance for the net deferred tax asset.  At January 1, 2005, we reassessed our situation and based on our strong operating performance in 2004 and improved prospects for future profitability we were no longer able to conclude that it was “more likely than not” that we would not eventually realize the tax benefits of our net operating loss carry-forwards.  Accordingly, we reversed the valuation allowance effective as of January 1, 2005.

Accounting for Stock Options

We apply the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Stock option awards continue to be accounted for in accordance with APB Opinion No. 25.  The number of shares to be issued and the per share strike price are not subject to uncertainty and option prices approximate the fair value of the stock at date of grant; accordingly, our stock option grants qualify for fixed accounting treatment and we do not record compensation expense in connection with the granting of these stock options. (See Note 5 to the Condensed Consolidated Financial Statements.)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payments, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  As permitted by the predecessor Statement No. 123, we do not recognize compensation expense with respect to stock options we have issued because the option price was no greater than the market price at the time the option was issued.  Statement 123(R) will be effective for us in our fiscal year beginning January 1, 2006.  We have not completed an evaluation of the impact of adopting Statement 123(R).

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

(3) SENIOR SUBORDINATED NOTES AND REVOLVING LINE OF CREDIT

Interest on our Senior Subordinated Notes accrues at the rate of 12% per annum and is payable twice a year at the end of March and September.  Principal repayments are required semi-annually at the end of February and August based on excess cash flow (as defined) for the prior six-month periods ended June and December. The semi-annual principal repayments are limited to an amount that causes us to maintain a minimum pro forma consolidated cash balance of $3 million as of the measurement date.  Our consolidated cash balance at the most recent measurement date was $7,858,000, which limited our February 2005 principal repayment to $4,858,000.  The Senior Subordinated Notes mature on March 30, 2009.

Our revolving credit facility with Fleet Retail Group (the “Fleet Facility”) bears interest at the prime rate plus 0.75% per annum or at LIBOR plus 3.0%.  Any borrowings made under this facility are secured by substantially all of our assets.  The Fleet Facility contains various restrictive covenants and requires us to maintain minimum levels of EBITDA (as defined) and a minimum fixed charge coverage ratio (as defined).  The Fleet Facility also limits the amount of our capital expenditures.  We had no outstanding borrowings on the Fleet Facility at April 2, 2005.  However, we had issued letters of credit under the facility aggregating $3.7 million.  Our availability under the Fleet Facility at April 2, 2005, after reduction for the outstanding letters of credit, was approximately $3.0 million.

On May 2, 2005, we announced that we would make an optional partial redemption of our Senior Subordinated Notes in the amount of $5.2 million on June 1, 2005, as provided for under the Indenture.  The optional redemption will be made at par, reduce the outstanding balance of the Notes to approximately $67.0 million if we do not repurchase any additional Notes prior to the redemption and create an equal reduction in the computation of the next mandatory redemption payment scheduled for August 31, 2005.  Prior to announcing the optional redemption, we entered into an amendment with Fleet that excludes such redemption from the computation of certain financial covenants contained in the Fleet facility.

Under the terms of the Indenture, upon notification to the Note holders we became obligated to make this optional redemption payment on June 1, 2005.  Accordingly, the optional redemption payment has been classified as a current liability at April 2, 2005.

(4) EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share are computed as basic earnings per common share adjusted for the effect of all potential common stock equivalent shares.  The computations of basic and diluted earnings per common share (“EPS”) for the periods presented are summarized as follows (amounts in thousands except per share information):

	Three Months Ended
	April 2, 2005	April 3, 2004

Net earnings before discontinued operations	$2,762	$1,915
Earnings from discontinued operations	67	1,176
Net earnings	$2,829	$3,091

Weighted average shares outstanding for basic EPS	5,178	5,043
Net effect of dilutive stock options and restricted stock awards	404	492
Weighted average shares outstanding for diluted EPS	5,582	5,535

Net earnings per basic share:
Earnings before discontinued operations	$0.53	$0.38
Earnings from discontinued operations	0.01	0.23
Net earnings per basic share	$0.54	$0.61

Net earnings per diluted share:
Earnings before discontinued operations	$0.49	$0.35
Earnings from discontinued operations	0.01	0.21
Net earnings per diluted share	$0.50	$0.56

For the three-month period ended April 3, 2004, approximately 22,000 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

(5) ACCOUNTING FOR STOCK OPTIONS

Had compensation cost for the employee and non-employee director stock options been determined based on the fair value at the grant date under the provisions of SFAS No. 123, our net earnings would have been reduced to the pro forma amounts indicated below (amounts in thousands).  The pro forma adjustments below had no impact on as reported basic and diluted net earnings per share.

	Three Months Ended
	April 2, 2005	April 3, 2004
As reported:
Net earnings	$2,829	$3,091
Pro forma compensation expense	(40)	(22)
Pro forma net earnings	$2,789	$3,069

(6) SUPPLEMENTAL DISCLOSURE INFORMATION

(i)            Inventory balances, by classification, are summarized as follows (amounts in thousands):

	April 2, 2005	January 1, 2005

Raw materials and work in progress	$9,431	$9,206
Finished goods	5,366	5,796
Supplies	409	356
Reserves	(1,425)	(1,293)
	$13,781	$14,065

(ii)           Accrued expenses and other current liabilities are summarized as follows (amounts in thousands):

	April 2, 2005	January 1, 2005
Accrued employee compensation and benefits	$7,690	$5,578
Provision for self-insured liabilities	3,297	3,275
Accrued rent expense	2,653	4,473
Customer deposit liability	3,715	2,460
Accrued interest expense	59	2,381
Deferred revenue	3,638	3,307
Other	2,801	2,298
Total	$23,853	$23,772

(iii)          The following table details the activity in our product warranty liabilities for the three-month periods ended April 2, 2005 and April 3, 2004.  This represents our liability for certain product warranty services provided free of charge (amounts in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Balance, beginning of year	$420	$716
Charged to expense	1,390	1,486
Paid	(1,343)	(1,582)
Balance, end of period	$467	$620

(7) COMPREHENSIVE INCOME

Comprehensive income, which consists of net income and foreign currency translation adjustments, was $2.8 million and $3.1 million for the three months ended April 2, 2005 and April 3, 2004, respectively.

(8) RELATED PARTY TRANSACTIONS

On August 20, 2004, we entered into a consulting agreement with Dr. Marc Nelson, a member of our Board of Directors, under which Dr. Nelson provides certain consulting services with respect to our freestanding vision centers.  The Audit Committee of the Board of Directors has approved this agreement, which contemplates that Dr. Nelson will provide up to 400 hours of such services through August 2005 at a rate of $150 per hour.  During the first quarter of 2005,  the Company paid approximately $4,000 under this agreement.

Nelson Eye Associates, P.C., a professional corporation owned by Dr. Nelson, leases from us eye examination offices and equipment in 10 of our vision centers.  This entity paid us $73,000 and $78,000 in rent for these locations during the fiscal quarters ended April 2, 2005 and April 3, 2004, respectively.

(9) COMMITMENTS AND CONTINGENCIES

Stock Appreciation Rights.  Pursuant to the terms of our Management Incentive Plan (the “Incentive Plan”), 401,411 performance units were awarded to members of senior management on June 29, 2004.  The performance period expires on June 29, 2007.  Each performance unit is payable in cash in an amount equal to the excess, if any, of the average market value of a share of the Company’s common stock during the 20 consecutive trading days ending June 29, 2007 over the closing price of a share of the Company’s common stock on June 29, 2004 ($2.30).  During 2004, 8,105 of these performance units were cancelled leaving 393,306 units outstanding at April 2, 2005.  Based on the excess of the closing price of our common stock on April 2, 2005 over the closing price of our common stock at June 29, 2004, and the portion of the performance period elapsed as of April 2, 2005, we have recorded an estimated liability of $312,000 which is included in Other Non-Current Liabilities in the Condensed Consolidated Balance Sheet.

Legal Proceedings. We are involved in certain litigation and claims arising in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND STRATEGIES

We are primarily an optical retailer.  More than 95% of our 2005 first quarter net revenue from continuing operations was derived from sales of prescription eyewear (spectacles and contact lenses) and other optical merchandise in the 406 vision centers we operated as of April 2, 2005.

Since December 29, 2001, we have closed 106 of our domestic Wal-Mart locations primarily because our contractual right to occupy the space expired.  We expect another 24 leases to expire during the remainder of 2005.  Although we believe that we maintain an excellent tenant relationship with Wal-Mart, we nonetheless believe that Wal-Mart will continue its practice of opening its own domestic corporate vision centers in the spaces we vacate. Accordingly, we do not believe that Wal-Mart will offer to extend any of our expiring leases in the United States.

We seek to be a growth retailer.  The domestic Wal-Mart store closings represent a significant challenge to overcome if we are to achieve our objective.  In the latter portion of 2004, we relocated two of our Wal-Mart vision centers to nearby freestanding locations as a test of our ability to operate successfully outside of the Wal-Mart host environment.  We have been encouraged by these stores’ first few months of operations and, as further discussed below, we are significantly expanding our test of this concept.

In May 2004, our Board of Directors engaged TM Capital Corp. as financial advisors to review our strategic alternatives.  We have engaged in extensive discussions and investigations of several such alternatives.  The TM Capital review is continuing.  Such strategic alternatives could possibly include a refinancing of our 12% Notes due 2009 or a more extensive recapitalization, a sale of the Company or a controlling interest therein, or a merger with or acquisition of another entity or other entities.  Because there is no assurance that any such transaction will be pursued or, if pursued, consummated, the discussion that follows does not take into consideration the potential effects of alternatives that could arise as a result of this strategic review.

Our primary objective remains to develop ways to overcome the projected annual reduction of our vision centers inside Wal-Mart and become a growth retailer.  To this end, in 2005 our objectives are to:

•                  maintain or improve upon the per-store profitability levels we achieved in our base business in 2004,

•                  open another 12 to 18 freestanding vision centers to expand our test of relocating vision centers to freestanding store locations as their leases in Wal-Mart expire,

•                  continue to bid for new military locations as they become available,

•                  develop other avenues for growth in optical retailing, and

•                  continue to increase the number of optometric offices operated in California by our HMO subsidiary.

We believe that we will continue to achieve strong operating results in 2005, but that our net income will decline from its 2004 level for the following reasons:

•                  we lost ten of our vision center leases inside domestic Wal-Mart stores in the fiscal 2005 first quarter and expect to lose 24 more during the remainder of 2005; our Wal-Mart vision centers are, on average, our most profitable locations,

•                  it is likely that the planned 12 to 18 new freestanding locations will not achieve profitable operating levels during 2005 due to the timing of their openings throughout the year, heavy initial promotional spending and as their sales levels ramp up,

•                  we may incur costs and possibly initial operating losses associated with any new retail optical opportunities we are able to develop,

•                  we do not expect to be able to duplicate the $3.2 million in pre-tax gains included in 2004 results from repurchases of our Notes at discounted prices, and

•                  2004 net income benefited from the reversal of our deferred income tax valuation allowance.  While the amount of income taxes we pay should remain relatively low in 2005, at less than 5% of consolidated pre-tax income, we expect to record an income tax provision of 39.6% of pre-tax income (see “Critical Accounting Policies and Estimates – Accounting for Income Taxes”) in 2005.  The income tax provision recorded in the 2005 first quarter was equal to 39.6% of pre-tax income from continuing and discontinued operations combined.

During 2004, as a test, we opened home medical equipment stores inside two domestic Wal-Mart locations.  The stores results have fallen short of revenue projections and operating losses have exceeded projected levels.  As a result, we will terminate these operations before the end of May 2005.

THREE MONTHS ENDED APRIL 2, 2005 COMPARED TO THE THREE MONTHS ENDED APRIL 3, 2004

CONTINUING OPERATIONS

Total Net Revenue.  Total net revenue from continuing operations consists of sales of optical products and services, fees from managed vision care services and sales of home medical products and services.

Sales of optical products and services increased 3.5% in the three-month period ended April 2, 2005 compared to the three-month period ended April 3, 2004.  There were several factors that contributed to this increase.

1.               During the quarter ended April 2, 2005, we implemented a direct mail coupon campaign targeting our existing customer base which contributed to an increase in sales of eyeglasses.  The quarter also benefited from small price increases on selected frames and lenses implemented during the fourth quarter of 2004.

2.               A shift in product mix to sales of new higher priced contact lenses that were not available in the prior year comparable quarter.

3.               Revenue recognized from the sales of our twelve-month extended warranty plan was approximately $1.5 million for the current year quarter compared to $1.1 million during the prior year quarter.  Amounts collected from the sale of these warranties are recognized as revenue over the twelve-month warranty period on a straight-line basis.  We began selling this warranty plan in May 2003.

4.               There were six more stores included in continuing operations in the current year quarter compared to the prior year quarter.

Fees from managed vision care services include premiums from the sale of a managed care insurance product and patient co-payments for exam fees.  A wholly owned subsidiary (the “HMO”) operates a specialized health care service plan in California.  Until January 2004, the HMO operated optometric examination offices only in California Wal-Mart stores in which we operated a vision center.  In January 2004, the HMO also began operating optometric examination offices in certain California Wal-Mart stores in which Wal-Mart operates the vision center.  At April 2, 2005, the HMO operated 109 offices in California compared to 88 offices at April 3, 2004.  The increase in fees from managed vision care services is attributable to increased enrollments in the HMO plan and an increase in patient co-payments to $315,000 for the quarter ended April 2, 2005 from $31,000 for the quarter ended April 3, 2004.  The HMO had approximately 174,500 and 160,500 members at April 2, 2005 and April 3, 2004, respectively.

Gross Profit.  In the current year three-month period, gross profit dollars increased over gross profit dollars in the prior year three-month period.  The components of sales and gross profit for these periods are detailed below (dollars in thousands):

	Three Months Ended
	April 2, 2005		April 3, 2004
Optical Products and Services:
Sales, net	$57,952	100.0%	$56,003	100.0%
Cost of goods sold	24,313	42.0%	22,752	40.6%
Gross profit	$33,639	58.0%	$33,251	59.4%

Managed Vision Care Services:
Fee revenue	$2,500	100.0%	$1,927	100.0%
Cost of sales	1,683	67.3%	1,224	63.5%
Gross profit	$817	32.7%	$703	36.5%

Home Medical Products and Services:
Sales, net	$120	100.0%
Cost of goods sold	76	63.3%
Gross profit	$44	36.7%

Total net revenue	$60,572	100.0%	$57,930	100.0%
Total cost of goods sold	26,072	43.0%	23,976	41.4%
Total gross profit	$34,500	57.0%	$33,954	58.6%

The decline in gross profit on sales of optical products and services as a percent of sales to 58.0% in the quarter ended April 2, 2005 from 59.4% in the quarter ended April 3, 2004 was primarily attributable to a 140 basis point reduction in eyeglass gross margins due to the direct mail discount promotion, lower vendor allowances and favorable inventory shrinkage and warranty claims experience in the quarter ended April 3, 2004 which helped boost the prior year gross margin percentage.

The gross profit on managed vision care services represents premium revenue and patient co-payments less claims expenses and the cost of operating our optometric examination offices.  The decline in the gross margin percentage in the current year quarter compared to the prior year quarter is due to the opening of 37 optometric offices next to vision centers operated by Wal-Mart since January 2004.  The operating expense ratio for these offices during their ramp up period, which we believe takes 24 to 36 months, is higher than the expense ratio at the more mature optometric offices we operate next to our vision centers inside Wal-Mart.

Selling, General, and Administrative Expense (“SG&A expense”).  SG&A expense includes both store operating expenses and home office overhead as shown below (dollars in thousands):

	Three Months Ended
	April 2, 2005		April 3, 2004
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Store operating expense	$18,248	30.1%	$17,672	30.5%
Store depreciation and amortization	697	1.1%	885	1.5%
Field supervision	1,202	2.0%	1,376	2.4%
Corporate support	5,471	9.1%	6,986	12.1%
Amortization of Wal-Mart contract rights	1,877	3.1%	1,877	3.2%
Other depreciation and amortization	294	0.5%	237	0.4%
Total SG&A expense	$27,789	45.9%	$29,033	50.1%

Except for “Other depreciation and amortization,” each category’s expenses declined as a percent of total revenue.

The increase in the amount of store operating expense was primarily the result of increases in payroll and advertising costs partially offset by lower health insurance costs.  The increase in payroll costs is primarily attributable to merit increases given after the first quarter of 2004.  The increase in advertising costs is due to higher levels of promotional activity during the ramp up period for our new freestanding stores and an increase in promotional spending to improve sales at our vision centers inside our host stores.  Reductions in health insurance costs were the result of lower health insurance claims.

Store depreciation costs declined in the current year quarter compared to the prior year quarter due to leasehold improvements and equipment at some stores becoming fully depreciated.

Field supervision expense declined in the current year quarter compared to the prior year quarter due to a reduction in the number of districts.

Corporate support expenses declined in the current year quarter compared to the prior year quarter due primarily to lower accruals under our various incentive compensation plans.  Total expense recorded under these incentive plans was $1.7 million less in the first quarter of 2005 than in the first quarter of 2004 primarily because of higher earnings targets under our short-term incentive program in the current year.  The savings in incentive costs were partially offset by an increase in professional fees of approximately $0.3 million attributable to our Sarbanes-Oxley compliance project and the Oklahoma lawsuit described under “Legal Matters” in our Form 10-K filed on March 25, 2005.

Interest Expense.  The outstanding balance of our Senior Subordinated Notes is the primary driver of interest expense.  Interest expense declined by approximately $0.5 million in the first quarter of 2005 compared to the first quarter of 2004 due to principal repayments and Note repurchases made during 2004 and the first quarter of 2005.

Income Tax Expense.  The effective income tax rate based on pre-tax income from continuing operations and discontinued operations combined was 39.6% for the quarter ended April 2, 2005 compared to 5.6% for the quarter ended April 3, 2004.  Income tax expense of $185,000 in the 2004 first quarter included only the income taxes we expected to pay currently as the deferred tax provision was offset by a partial reversal of the previously recorded valuation allowance.  At January 1, 2005, as a result of our substantial improvement in profitability in 2004 and improved outlook for future profits, we eliminated the remaining balance of the deferred tax valuation allowance.  As a result of eliminating the deferred tax valuation allowance, the 2005 first quarter income tax expense includes $161,000 for the income taxes we expect to pay currently plus a provision for deferred income taxes of $1,692,000.  We expect to see a corresponding increase in income tax expense for the remainder of 2005 compared to 2004.  However, we expect that our obligation to pay taxes currently will be less than 5% of our pre-tax income.  See “Critical Accounting Policies and Estimates - Accounting for Income Taxes.”

Discontinued Operations. During the first quarter of 2005, we closed 10 vision centers inside Wal-Mart stores located in the United States and 4 vision centers in Wal-Mart de Mexico stores. The 10 closings inside the Wal-Mart stores located in the United States were the result of lease expirations. Two of these stores were relocated to freestanding locations within the vicinity of the closed location during the quarter and two of these stores will be relocated to freestanding locations within the vicinity of the closed locations during the second quarter.  Relocated stores are not considered to be discontinued operations. During 2004 we closed 55 vision centers in Wal-Mart stores in the United States, two vision centers in Wal-Mart de Mexico and three vision centers on military bases. Two of the 55 closed vision centers in domestic Wal-Mart stores were also relocated to freestanding locations in the vicinity of the closed location and are not considered discontinued operations. The six locations inside Wal-Mart de Mexico stores were closed due to poor operating results and prospects.  The loss on disposal of these operations includes severance and closing costs offset by gains recorded from the sale of certain assets. Historical operating results for the closed vision centers that were not relocated are classified as discontinued operations for all periods presented. These operating results are classified as discontinued operations because the vision center locations are geographically dispersed, and in the case of our Wal-Mart locations, we believe the host will open a vision center in the space we vacate and, except in those cases where we open a nearby freestanding vision center, significant cash flows from the closed locations are not expected to migrate to our other vision center operations.  Condensed information for these discontinued operations is presented below (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004

Total net revenue	$614	$7,404
Operating income	$138	$1,257
Loss on disposal	$(1)	$(31)
Income taxes	$70	$50

Section 404 of the Sarbanes-Oxley Act

We are a non-accelerated filer and therefore must be in compliance with Section 404 of the Sarbanes-Oxley Act as of December 30, 2006.  Section 404 of the Act requires us to maintain an effective system of internal control over the financial reporting process.  We began the process of inventorying and documenting our internal control procedures during the second quarter of 2004.  We will continue documenting our internal procedures during 2005, when we will also begin testing these controls.  During the first three months of 2005 we have incurred expenses related to our Sarbanes-Oxley compliance project of approximately $200,000.  These expenses are included in selling, general and administrative expense.

LEASE AGREEMENTS

Vision Center Lease Agreements. Our retail vision center operations are governed by occupancy agreements, all but four of which are with our hosts.  The table below sets forth the number of vision center openings and closings during the quarter ended April 2, 2005.

	Inside	Inside	Inside	On		Total
	U.S.	Wal-Mart	Fred	U.S.	Free-	No. of
	Wal-Mart	Stores	Meyer	Military	Standing	Vision
	Stores	in Mexico	Stores	Bases	Stores	Centers

Store count, January 1, 2005	304	35	47	28	2	416
Store openings				2	2	4
Store closings	(10)	(4)			0	(14)

Store count, April 2, 2005	294	31	47	30	4	406
Net change during period	(10)	(4)		2	2	(10)

All ten domestic Wal-Mart closings were the result of lease expirations.  Two of these stores were relocated to freestanding vision center locations during the quarter and two of the other first quarter closings will reopen in freestanding locations during the second quarter.  The four closings in Wal-Mart de Mexico stores were made at our request due to the stores’ poor operating results and prospects.

Lease Expiration Dates. The following table sets forth the number of our vision center leases that we expect to expire during the remainder of 2005 and in each year thereafter until the final projected expiration of all leases.  In the first quarter of 2005 two of our domestic Wal-Mart leases were extended as a result of conversion to Supercenters.  We expect the leases for another 12 of our domestic Wal-Mart vision centers to be extended as a result of Supercenter conversions scheduled for the balance of 2005 and 2006.  These conversions are reflected in the table below.  We can provide no assurance that these 12 expected lease extensions will in fact occur.

	Leases Expiring In Fiscal Year
	Remainder
	of
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Host Company:
Wal-Mart
Domestic	24	36	38	26	38	13	18	27	14	14	17	15	9	5
Mexico	14	5	8	—	—	1	3	—	—	—	—	—	—	—
Fred Meyer	—	47	—	—	—	—	—	—	—	—	—	—	—	—
Military	4	8	4	4	1	—	6	3	—	—	—	—	—	—
Freestanding stores	—	1	—	—	—	—	—	—	—	2	1	—	—	—
Totals	42	97	50	30	39	14	27	30	14	16	18	15	9	5

Subsequent to the end of the 2005 first quarter, we closed one domestic Wal-Mart vision center at the expiration of the lease, we opened two freestanding vision centers, three vision centers on military bases and one vision center in a Wal-Mart de Mexico store.  On May 13, 2005, the Pentagon announced the closing of several of its military bases.  We currently operate a vision center on only one of these bases.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended April 2, 2005, we generated operating cash flow of $9.5 million, an increase of $2.7 million over the prior year quarter.  The current year’s operating cash flow was substantially in excess of amounts needed to fund our capital expenditures and make mandatory principal redemptions of our Senior Subordinated Notes (the “Notes”).

We made a mandatory principal redemption payment on the Notes of approximately $4.9 million on February 28, 2005.  This redemption was based on the requirements of the Indenture and was made at par.  During the quarter, we also repurchased at a slight discount Notes with a par value of $37,000.  Subsequent to April 2, 2005, we repurchased $736,000 of the Notes at a small discount to par.  On May 2, 2005, we announced that we would make an optional partial redemption of the Notes in the amount of $5.2 million on June 1, 2005 and the Note Trustee notified the Note holders of such redemption as specified in the Indenture.  The optional redemption will be made at par, reduce the outstanding balance of the Notes to less than $67.0 million and create an equal reduction in the computation of the next mandatory redemption payment scheduled for August 31, 2005.  By making this payment on June 1, 2005 rather than waiting for the next mandatory redemption payment date, we expect to save approximately $150,000 in interest expense.  The optional redemption payment has been classified as a current liability at April 2, 2005.

Our ability to develop successful businesses to replace the reductions in revenue that will result from our declining store count will have a significant impact on our ability to retire or refinance this debt by its March 2009 due date.  However, the mandatory redemption provisions of the Note Indenture may reduce the amount of cash we have available to invest in replacement businesses.

To meet occasional needs for additional funding, we currently maintain a $10 million revolving credit facility with Fleet Retail Group, Inc.  Our borrowing capacity under this credit facility is based upon specified advance rates applied to eligible accounts receivable and inventory balances.  A portion of the Fleet facility may be used to issue letters of credit.  At April 2, 2005, we had no borrowings under our credit facility, we had letters of credit of $3.7 million outstanding and our unused availability was approximately $3.1 million.  The Fleet credit facility expires on May 30, 2007.

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

•                  limit our capital expenditures.

In March 2005, to allow for the opening of new freestanding locations, Fleet increased the limit on certain non-host lease obligations from $800,000 during any consecutive twelve-month period to $2,000,000 during any consecutive twelve-month period and provided for capital expenditures of up to $9.5 million in 2005.  The capital spending limit will revert to its previous level of $5.5 million after 2005.  If our test of freestanding vision centers is successful and we wish to continue opening additional freestanding locations, we will likely need to request additional amendments of these and possibly other covenants under this arrangement.  We cannot offer any assurances that, if needed, Fleet would increase the annual lease payment or capital spending limits to accommodate an accelerated pace of store openings.

We continually monitor our compliance with covenants under the Fleet agreement and believe that we currently comply with all such covenants.  We particularly focus on adjusted EBITDA (as defined in the Fleet agreement) because this measure is also a component of the computations we make each six months to determine the amount of our mandatory redemption of our Notes.

The following is a reconciliation of net earnings to adjusted EBITDA as defined (amounts in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004

Net earnings	$2,829	$3,091
Adjustments:
Interest expense	2,368	2,911
Income tax expense	1,853	185
Depreciation and amortization	3,052	3,487
Gains on repurchase of Senior Subordinated Notes	(6)
Other	(29)	(17)
Adjusted EBITDA, as defined	$10,067	$9,657

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

The Company’s capital expenditures have historically been for store openings, relocations, and remodeling, lensmaking and other optometric equipment. During the remainder of 2005, we expect to open between 10 to 16 new freestanding stores.  Two of these were opened after April 2, 2005.  Capital costs for the four freestanding stores opened through April 2, 2005 averaged approximately $200,000 per store.  We opened two new military locations in the quarter ended April 2, 2005, three additional military locations in April and we intend to bid on several other locations during 2005 as the current contracts expire.  Capital costs for the two new military locations we opened during the first quarter of 2005 averaged $135,000 per store.   During the first quarter of 2005 we incurred capital costs of approximately $37,000 for each of two of our Wal-Mart vision centers at the time their lease was extended because Wal-Mart converted the stores to a Supercenter.  During the remainder of 2005, we expect to refixture seven additional vision centers due to Wal-Mart Supercenter conversions.

We expect that cash flow generated by 2005 operations will be sufficient to fund debt service costs and the capital costs associated with new store openings.  It is possible that our capital spending for 2005 could approach the $9.5 million limit provided under our agreement with Fleet.

Although we expect to record an income tax provision in 2005 at a rate of 39.6% of pre-tax income, we do not anticipate that our actual obligations to pay income taxes will increase from 2004’s rate of less than 5% of pre-tax income because of our ability to utilize net operating tax loss carry-forwards to offset our regular federal tax liability and substantially all of our state tax liabilities.  We estimate that our usable federal net operating loss carry-forward is approximately $61.1 million at January 1, 2005.  Available state net operating loss carry-forwards vary by jurisdiction.  Many of these tax losses, particularly the federal loss carry-forward, are subject to significant limitations in certain circumstances.

FUTURE COMMITMENTS

The table below sets forth our contractual obligations as of April 2, 2005 (amounts in thousands):

Payments due by fiscal year

	Payments due by fiscal year
	2005	2006	2007	2008	2009	There- after	Total

Senior Subordinated Notes (a)	$5,200				$67,693		$72,893

Interest expense (a)	$6,199	$8,123	$8,123	$8,123	$2,031		$32,599

Operating lease obligations (b)	$16,055	$17,566	$11,027	$6,391	$3,911	$7,698	$62,648

Purchase obligations (c)	$151	$150	$44	$7			$352

(a)   Our Senior Subordinated Notes (the “Notes”) Indenture provides for semi-annual principal repayments in August and February based in part on the results of operations for the six-month periods ended in the preceding June and December.  On May 2, 2005 we announced that we would make an optional partial redemption of the Notes in the amount of $5.2 million on June 1, 2005.  The optional redemption payment has been classified as a current liability at April 2, 2005.  The timing of future principal repayments is contingent upon future results.  Accordingly, except for the payment that will be made on June 1, 2005, the total carrying value is presented as due upon maturity in 2009, and the associated interest obligation is computed on the same basis.

(b)   Our operating lease obligations represent minimum rent payments due under our various lease agreements for retail space, HMO offices and operating equipment.

(c)   Our purchase obligations represent minimum purchase requirements for local phone and certain other data services including polling and Internet capability.

We have outstanding letters of credit in the amount of $3.7 million which expire in 2005.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  For a detailed discussion on the application of these and other accounting policies, see “Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements.

Revenue Recognition. We defer revenue recognition until delivery of the product by estimating the value of transactions for which final delivery to the customer has not occurred at the end of the period presented.  The amount of cash that was received at the time the customer’s order was placed is recorded as a deposit liability and is included in accrued liabilities.

We sell separately priced extended warranty contracts, generally with terms of twelve months.  Revenues from the sale of these contracts are deferred and amortized over the life of the contract on a straight-line basis.  The costs to service the warranty claims are expensed as incurred.  These warranty contracts currently generate a positive profit margin.  However, if the utilization rates of these warranties increased significantly, the repair and replacement expense could exceed the sales price of these warranties.  If that became the case, we would record a future liability for anticipated warranty claims at the time of sale, instead of expensing the warranty claims as incurred.

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

Allowance for Uncollectible Managed Care Receivables. Managed care accounts receivable are recorded net of contractual allowances and reduced by an allowance for amounts that may become uncollectible in the future.  A significant portion of our receivables are due from health care plans or third-party administrators located throughout the United States.  Approximately 13% of our first quarter 2005 net sales related to products sold to customers that ultimately will be funded in full or in part through private insurance plans, third party insurance administration programs or government reimbursement programs such as Medicare and Medicaid. Any failure on our part to accurately and timely file for reimbursement with these programs can have an adverse effect on our collection results which, in turn, will have an adverse effect on liquidity and profitability.

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

Generally, the expected sales value (i.e., market value) of our inventory is higher than its cost.  However, as we strategically change our frame and lens selection from time to time, discontinued merchandise may be removed from stores and returned to the distribution center or it may be marked as promotional merchandise and sold at a lower price.  There is a high degree of judgment and complexity in determining the market value of such inventories. For inventory on hand, we estimate the future selling price of our merchandise, given its current selling price and planned promotional activities, and provide a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.  Some inventory may become unsalable due to technical obsolescence, style changes, breakage and other factors.  We also provide a reserve for such unsalable inventory based on historical experience.

We account for vendor allowance transactions in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” (“EITF 02-16”). Under EITF 02-16, certain vendor allowances are presented as a reduction of inventory cost and subsequently as a component of cost of goods sold.

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

Valuation of Long-Lived and Intangible Assets.  Our most significant intangible asset is the Intangible Value of Contractual Rights, which was established as part of our adoption of fresh start accounting in May 2001 and represents the value of our lease agreement with Wal-Mart and the business relationship therein created.  This intangible asset has a net value of $83.9 million at April 2, 2005.  The precise length of this intangible asset’s life is not known due primarily to Wal-Mart Supercenter conversions that automatically trigger extensions on the contractual life of the asset. Based on our projections, our best estimate of the useful life of this asset was fifteen years at inception and is 11 years and 2 months at April 2, 2005.  Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship, we amortize this asset using the straight-line method.

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

Upon the existence of one or more of the above indicators of impairment, we determine if the carrying value of intangibles or long-lived assets may not be recoverable based on a projected cash flow model.  If the projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow method.  Based on our review of our intangible and long-lived assets as of April 2, 2005, no impairment was determined to exist.

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

At January 1, 2005, we reversed the valuation allowance that had been recorded in previous years against our net deferred income tax asset because we were no longer able to conclude that it was “more likely than not” that the net deferred tax asset would not be realized.  This conclusion was based upon the substantial improvement we achieved in 2004 operating results, the improved prospects for future profitability and other factors.

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

RISK FACTORS

Any expectations, beliefs and other non-historical statements contained in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements represent our expectations or belief concerning future events, including the following:  any statements regarding future sales levels, any statements regarding the continuation of historical trends, any statements regarding our liquidity and any statements regarding utilization of tax loss carry-forwards.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.  With respect to such forward-looking statements and others that may be made by, or on behalf of, the Company, the factors described as “Risk Factors” in our Report on Form 10-K, filed on March 25, 2005, could materially affect our actual results.

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

INTEREST RATE RISK

We borrow under our credit facility at variable interest rates.  We therefore incur the risk of increased interest costs if interest rates rise.  At April 2, 2005, we had no outstanding borrowings under our credit facility.  Our interest cost under our Senior Notes is fixed at 12% through their maturity date of March 30, 2009.

FOREIGN CURRENCY RISK

Our division in Mexico operates in a functional currency other than the U.S. dollar.  The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity.  Such translation resulted in an unrealized gain of approximately $5,000 and $23,000 for the three months ended April 2, 2005 and April 3, 2004, respectively.  Historically, we have not attempted to hedge this equity risk.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the fiscal quarter covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of such fiscal quarter.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  During the fiscal quarter covered by this Form 10-Q, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

May 17, 2005