Form 10-Q
period 2005-07-02
NATIONAL VISION INC
filed 2005-08-16
CIK 868263

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File
July 2, 2005	Number 001-16635

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

The number of shares of Common Stock of the registrant outstanding as of August 10, 2005 was 5,460,668.

FORM 10-Q INDEX

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL VISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

July 2, 2005 and January 1, 2005

(in thousands except share and par value information)

	July 2, 2005 (Unaudited)	January 1, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,009	$7,858
Accounts receivable (net of allowances: July 2, 2005 - $469; January 1, 2005 - $423)	3,412	2,561
Inventories, net	13,914	14,065
Deferred income tax asset	7,517	9,394
Other current assets	1,303	2,405
Total current assets	32,155	36,283

PROPERTY AND EQUIPMENT:
Equipment	24,404	22,250
Furniture and fixtures	8,067	7,648
Leasehold improvements	7,281	6,513
Construction in progress	920	1,496
	40,672	37,907
Less accumulated depreciation	(27,317)	(25,636)
Net property and equipment	13,355	12,271

OTHER ASSETS AND DEFERRED COSTS
(net of accumulated amortization: July 2, 2005 - $1,282; January 1, 2005 - $1,193)	1,002	785

INTANGIBLE VALUE OF CONTRACTUAL RIGHTS
(net of accumulated amortization: July 2, 2005 - $30,729; January 1, 2005 - $26,974)	82,016	85,771
	$128,528	$135,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

July 2, 2005 and January 1, 2005

(in thousands except share and par value information)

	July 2, 2005 (Unaudited)	January 1, 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,677	$3,446
Accrued expenses and other current liabilities	23,052	23,772
Current portion of long-term debt	3,009	4,858
Total current liabilities	29,738	32,076

DEFERRED INCOME TAX LIABILITY	8,807	8,191

SENIOR SUBORDINATED NOTES	63,902	72,930

OTHER NON-CURRENT LIABILITIES	568	491

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $0.01 par value; 10,000,000 shares authorized, 5,460,668 and 5,390,679 shares issued and outstanding at July 2, 2005 and January 1, 2005, respectively	54	54
Additional paid-in capital	25,910	25,592
Deferred stock compensation	(339)	(407)
Retained earnings (deficit)	136	(3,557)
Accumulated other comprehensive loss	(248)	(260)
Total shareholders’ equity	25,513	21,422
	$128,528	$135,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Sales of optical products and services	$56,128	$54,421	$113,677	$110,025
Fees from managed vision care services	2,601	1,909	5,101	3,836
Total net revenue	58,729	56,330	118,778	113,861
Cost of goods sold, including occupancy costs	26,880	25,409	52,730	49,244
Gross profit	31,849	30,921	66,048	64,617
Selling, general and administrative expense	28,040	27,000	55,497	55,891
Operating income from continuing operations	3,809	3,921	10,551	8,726
Other income (expense):
Interest expense	(2,180)	(2,842)	(4,553)	(5,754)
Gain on repurchase of Senior Subordinated Notes	17	2,902	23	2,902
Other income, net	50	30	252	70

Earnings before income taxes and discontinued operations	1,696	4,011	6,273	5,944
Income tax expense	848	187	2,659	300

Net earnings before discontinued operations	848	3,824	3,614	5,644
Income from discontinued operations, net of tax	16	954	79	2,225
Net earnings	$864	$4,778	$3,693	$7,869

Basic earnings per share:
Income from continuing operations	$0.16	$0.75	$0.69	$1.11
Income from discontinued operations	—	0.19	0.02	0.44
Net earnings per basic share	$0.16	$0.94	$0.71	$1.55

Diluted earnings per share:
Income from continuing operations	$0.15	$0.69	$0.65	$1.02
Income from discontinued operations	—	0.17	0.01	0.40
Net earnings per diluted share	$0.15	$0.86	$0.66	$1.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004
Cash flow from operating activities:
Net earnings	$3,693	$7,869
Adjustments to reconcile cash to net earnings:
Depreciation and amortization	6,086	6,850
Gain on repurchase of subordinated notes	(23)	(2,902)
Loss (gain) on disposal of equipment	(12)	90
Deferred income taxes	2,493
Other	62	38
Changes in operating assets and liabilities:
Accounts receivable	(851)	(196)
Inventories	151	1,606
Other current assets	1,102	(163)
Other assets	53	(21)
Accounts payable	251	(220)
Accrued expenses and other current liabilities	(816)	1,880
Other non-current liabilities	77
Net cash provided by operating activities	12,266	14,831
Cash flow from investing activities:
Purchase of property and equipment	(3,196)	(1,735)
Capitalized acquisition costs	$(83)	—
Proceeds from sale of property and equipment	18	134
Net cash used by investing activities	(3,261)	(1,601)
Cash flow from financing activities:
Principal payments on subordinated debt	(10,058)	(545)
Repurchases of subordinated debt	(796)	(11,215)
Deferred financing costs	—	(9)
Net cash used by financing activities	(10,854)	(11,769)
Net increase (decrease) in cash	(1,849)	1,461
Cash, beginning of year	7,858	3,545
Cash, end of period	$6,009	$5,006

Supplemental cash flow information
Cash paid for:
Interest	$4,820	$6,187
Income taxes	$61	$320
Property and equipment purchases included in current liabilities (at end of period)	$391	$47
Capitalized acquisition costs included in current liabilities (at end of period)	$147	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL VISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 2, 2005

(Unaudited)

(1) SUBSEQUENT EVENT

On July 26, 2005, we announced that we had signed a definitive merger agreement with Vision Acquisition Corp., an affiliate of Berkshire Partners LLC, a private equity investor, pursuant to which Vision Acquisition Corp. has initiated a tender offer to acquire all outstanding shares of National Vision, Inc. common stock at a price of $7.25 per share in cash.  The merger agreement also contemplates that our senior subordinated notes due in March 2009 will be redeemed at par.  Concurrent with this announcement, we also announced that we had signed an agreement to acquire all of the outstanding common stock of Consolidated Vision Group, Inc. for approximately $88 million, including debt repayment. Consolidated Vision Group operates 111 retail optical stores under the brand name “America’s Best Contacts & Eyeglasses.”  We also announced that we intend to enter into a new credit facility arranged by Freeport Financial, to fund the acquisition and the repayment of our notes.

Consummation of the tender offer is subject to our simultaneous acquisition of Consolidated Vision Group, the tender of at least 67% of our fully diluted shares and other customary conditions including the funding of our new credit facility.

Costs incurred of $230,000 in connection with our pending acquisition of Consolidated Vision Group, Inc. are included in  “Other Assets and Deferred Costs” in the Condensed Consolidated Balance Sheets at July 2, 2005.  If the acquisition is not consummated, these costs will be charged to expense in a future period.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

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

(3) SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies that we follow are set forth in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.  The following is a summary of the most significant accounting policies influencing the three and six month periods ended July 2, 2005.

Principles of Consolidation

The consolidated financial statements include our accounts as well as our subsidiaries’ accounts.  All significant inter-company balances and transactions have been eliminated in consolidation.

Discontinued Operations

Historical operating results for our closed vision centers that were not relocated to freestanding locations within the vicinity of the closed locations are classified as discontinued operations for all periods.  These operating results are presented as discontinued operations because the vision center locations are geographically dispersed, and in the case of our domestic Wal-Mart locations, we believe the host will open a vision center in the space we vacate and, except in those cases where we open a nearby freestanding vision center, significant cash flows from the closed locations are not expected to migrate to our other vision center operations.

During the second quarter of 2005, we closed four vision centers inside Wal-Mart stores located in the United States as a result of lease expirations.  Also during the quarter we closed our two home medical equipment stores that were opened in 2004 as a test.  During the first six months of 2005, we closed a total of 14 vision centers inside domestic Wal-Mart stores, four vision centers in Wal-Mart de Mexico stores and our two home medical equipment stores.  Six of the 14 vision centers closed inside domestic Wal-Mart stores were relocated to freestanding locations within the vicinity of the closed locations.  Relocated stores are not considered to be discontinued operations.  During 2004 we closed 55 vision centers in Wal-Mart stores in the United States, two vision centers in Wal-Mart de Mexico and three vision centers on military bases. Two of the 55 closed vision centers in domestic Wal-Mart stores were relocated to freestanding locations in the vicinity of the closed locations and are not considered discontinued operations. The six locations inside Wal-Mart de Mexico stores were closed due to poor operating results and prospects.  Loss on disposal includes severance and closing costs offset by gains recorded from the sale of certain assets. Condensed information for these discontinued operations is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Total net revenue	$515	$5,808	$1,651	$13,610
Operating income	$70	$1,043	$196	$2,417
Loss on disposal	$(38)	$(43)	$(58)	$(74)
Income tax expense	$16	$46	$59	$118

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

A wholly owned subsidiary operates as a specialized health care service plan (an “HMO”).  Fees from managed vision care services include premiums from the HMO’s managed care insurance product and patient co-payments for exam fees in excess of the benefit provided under the HMO plan.  Revenue from the HMO premium is recognized over the twelve-month life of the policy as services are rendered.  Patient co-payments are recognized as revenue at the time the exam services are provided.

A reconciliation of the changes in deferred revenue from the sale of warranty contracts and HMO premiums is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Deferred warranty revenue:
Balance, beginning of period	$3,340	$3,428	$3,037	$2,680
Warranty contracts sold	1,513	1,430	3,359	3,408
Amortization of deferred revenue	(1,547)	(1,528)	(3,090)	(2,758)
Balance, end of period	$3,306	$3,330	$3,306	$3,330

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Deferred premium revenue:
Balance, beginning of period	$364	$308	$330	$285
Premiums collected	2,171	1,836	4,390	3,755
Premium revenue recognized	(2,191)	(1,824)	(4,376)	(3,720)
Balance, end of period	$344	$320	$344	$320

Cost of Goods Sold

We recognize the cost of product sold concurrent with the recognition of revenue.  Occupancy costs for our retail locations are included in cost of goods sold.

Intangible Value Of Contractual Rights

Our most significant asset is the Intangible Value of Contractual Rights which represents the value, when we emerged from bankruptcy in May 2001, of our lease agreement with Wal-Mart and the business relationship therein created.  The value ascribed was based upon estimated discounted cash flows and comprehended scheduled expirations of our leases in Wal-Mart as well as estimates of automatic lease extensions that occur upon conversion of Wal-Mart host stores to supercenter locations.  Based on those projections, our best estimate of the useful life of this asset was 15 years.  Due to the uncertainty involved in predicting the pattern of economic benefits realized from the Wal-Mart relationship we amortize this asset using the straight-line method.

Since May 31, 2001, actual lease expirations and supercenter conversions have not differed significantly from the assumptions in the financial projections used to establish the initial value of the Intangible Value of Contractual Rights at that date.  Nonetheless, the precise length of the asset’s life is still not known principally because we cannot precisely predict supercenter conversions.  Therefore, our best estimate of the remaining useful life of this asset is equal to the remaining amortization period of 10 years and 11 months.  We continually review our scheduled Wal-Mart lease expirations, projected supercenter conversions and related cash flows.  It is possible that at some time in the future, events and circumstances may indicate that a modification of the remaining useful life of and/or the method of amortizing this asset will be warranted.

Amortization expense on the Intangible Value of Contractual Rights was $1.9 million and $3.8 million in each of the three-month and six-month periods ended July 2, 2005 and July 3, 2004, respectively.  Future amortization expense is currently scheduled to be $7.5 million per year for each of the five succeeding years.

Impairment of Long-Lived Assets

We assess impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Factors which could trigger an impairment review include (1) actual or anticipated operating losses at vision center locations; (2) a significant underperformance of vision center operations relative to expected historical or projected future operating results; (3) termination of individual leases prior to the expiration of their contractual term; (4) significantly fewer supercenter conversions than anticipated in 2001; (5) significant changes in the manner or use of our assets or the strategy for our overall retail optical business; (6) significant negative industry or economic trends; or (7) a permanent adverse change in cash flows generated by an operation.  If one or more of the above indicators of impairment exists, we determine if the carrying value of the respective long-lived assets may not be recoverable based on a projected undiscounted cash flow model.  If the projected cash flows are not in excess of the book value of the related asset, we measure the impairment based on a projected discounted cash flow model.

We continually monitor our business for events or changes in circumstances that would indicate that the carrying value of our long-lived assets may not be recoverable.  In addition, each year when the following year’s budgets are prepared, we review the historical and projected operating results of each of our retail locations in order to assess whether such operating results are indicative of potential impairment.

Our tests for impairment of the Wal-Mart master license agreement involve developing new projections of the cash flows to be generated under the agreement and comparing this amount to the remaining carrying value of the Intangible Value of Contractual Rights.  We performed such a test in the third quarter of 2003 when the Company decided to close thirteen Wal-Mart vision centers prior to the expiration of their leases due to poor operating performance.  The test indicated that the sum of the undiscounted cash flows expected from our remaining Wal-Mart leases significantly exceeded the carrying value of the intangible asset.  Accordingly, no impairment loss was recorded.  Since the third quarter of 2003, we have not noted any other events or changes in circumstances pertaining to the Wal-Mart master license agreement that would warrant an impairment review.

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

A valuation allowance is recorded against any net deferred tax asset if it is “more likely than not” that we will not ultimately realize the benefit of the net deferred tax asset.  Due to uncertainties that existed during the first and second quarters of 2004, we provided a full valuation allowance for the net deferred tax asset.  At January 1, 2005, we reassessed our situation and based on our strong operating performance in 2004 and improved prospects for future profitability we were no longer able to conclude that it was “more likely than not” that we would not eventually realize the tax benefits of our net operating loss carry-forwards.  Accordingly, we reversed the valuation allowance effective as of January 1, 2005.

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

(4) SENIOR SUBORDINATED NOTES AND REVOLVING LINE OF CREDIT

Interest on our Senior Subordinated Notes accrues at the rate of 12% per annum and is payable twice a year at the end of March and September.  Principal repayments are required semi-annually at the end of February and August based on excess cash flow (as defined) for the prior six-month periods ended June and December. The semi-annual principal repayments are limited to an amount that causes us to maintain a minimum pro forma consolidated cash balance of $3 million as of the measurement date.  Our consolidated cash balance at the most recent measurement date was $6,009,000, which limits our August 2005 principal repayment to $3,009,000.  The Senior Subordinated Notes mature on March 30, 2009 or earlier in the event of a change in control.

On June 1, 2005, we made an optional partial redemption of our Senior Subordinated Notes in the amount of $5.2 million at par.  This redemption created an equal reduction in the amount of our mandatory redemption payment scheduled for August 31, 2005.  Had we not made this optional redemption, our August 31, 2005 mandatory redemptions would be approximately $8.2 million.

Our revolving credit facility with Bank of America (the “Bank of America Facility”) bears interest at the prime rate plus 0.75% per annum or at LIBOR plus 3.0%.  Any borrowings made under this facility are secured by substantially all of our assets.  The Bank of America Facility contains various restrictive covenants and requires us to maintain minimum levels of EBITDA (as defined) and a minimum fixed charge coverage ratio (as defined).  Prior to making the optional redemption described in the preceding paragraph, we entered into an amendment with Bank of America that excluded such redemption from the computation of certain financial covenants contained in the Bank of America Facility.  The Bank of America Facility also limits the amount of our capital expenditures.  We had no outstanding borrowings on the Bank of America Facility at July 2, 2005.  However, we had issued letters of credit under the facility aggregating $3.8 million.  Our availability under the Bank of America Facility at July 2, 2005, after reduction for the outstanding letters of credit, was approximately $2.7 million.

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

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net earnings before discontinued operations	$848	$3,824	$3,614	$5,644
Earnings from discontinued operations	16	954	79	2,225
Net earnings	$864	$4,778	$3,693	$7,869

Weighted average shares outstanding for basic EPS	5,253	5,078	5,216	5,060
Net effect of dilutive stock options and restricted stock awards	359	479	381	486
Weighted average shares outstanding for diluted EPS	5,612	5,557	5,597	5,546

Net earnings per basic share:
Earnings before discontinued operations	$0.16	$0.75	$0.69	$1.11
Earnings from discontinued operations	—	0.19	0.02	0.44
Net earnings per basic share	$0.16	$0.94	$0.71	$1.55

Net earnings per diluted share:
Earnings before discontinued operations	$0.15	$0.69	$0.65	$1.02
Earnings from discontinued operations	—	0.17	0.01	0.40
Net earnings per diluted share	$0.15	$0.86	$0.66	$1.42

For the three and six-month period ended July 3, 2004, approximately 72,000 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

(6) ACCOUNTING FOR STOCK OPTIONS

Had compensation cost for the employee and non-employee director stock options been determined based on the fair value at the grant date under the provisions of SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

As reported:
Net earnings	$864	$4,778	$3,693	$7,869
Pro forma compensation expense	(32)	(30)	(72)	(52)
Pro forma net earnings	$832	$4,748	$3,621	$7,817

Basic net earnings per share as reported:
Net earnings per basic share	$0.16	$0.94	$0.71	$1.55
Pro forma compensation expense per basic share		0.01	0.02	0.01
Pro forma earnings per basic share	$0.16	$0.93	$0.69	$1.54

Diluted net earnings per share as reported:
Net earnings per diluted share	$0.15	$0.86	$0.66	$1.42
Pro forma compensation expense per diluted share		0.01	0.01	0.01
Pro forma earnings per diluted share	$0.15	$0.85	$0.65	$1.41

(7) SEGMENT REPORTING

We have one reportable segment, Domestic Vision Centers, in which we aggregate the following four operating segments:  (1) retail vision centers operated in Wal-Mart stores in the United States, (2) retail vision centers operated in Fred Meyer stores in the United States, (3) retail vision centers operated on U.S. military bases in the United States and (4) retail vision centers operated in freestanding locations in the United States.  We aggregate these four operating segments because of the similarity of their economic and operating characteristics, as the domestic vision centers included in each such operating segment (i) have achieved similar long-term average gross profit margins, (ii) sell substantially identical products and services, consisting primarily of eyeglasses and contact lenses, (iii) sell products that are manufactured and/or assembled using the same production processes, (iv) have similar types and classes of customers and (v) have identical methods of distribution.  We also operate retail vision centers in Wal-Mart stores in Mexico and we operate a specialized health care service plan in California.  These other operating segments are individually not material and are included in the Other column in the tables below.

Management evaluates segment performance based on segment income or loss before income taxes.  Segment income or loss excludes interest income, interest expense and certain other non-operating gains and losses, all of which are considered Corporate items.  Corporate assets consist primarily of cash and cash equivalents and deferred income taxes.

The accounting policies of the reportable segment and the other segments are the same as those described in the summary of significant accounting policies. Selected summarized segment financial information for the three and six-month periods ended July 2, 2005 and July 3, 2004 is as follows (in thousands):

	Three Months Ended July 2, 2005				Three Months Ended July 3, 2004
	Domestic Vision Centers	Other	Corporate & Eliminations	Consolidated	Domestic Vision Centers	Other	Corporate & Eliminations	Consolidated

Revenues from external customers	55,040	3,689		58,729	53,437	2,893		56,330

Depreciation and amortization	2,855	93		2,948	2,919	134		3,053

Segment operating profit	3,832	(23)		3,809	3,916	5		3,921

Interest expense			(2,180)	(2,180)			(2,842)	(2,842)

Gain on note repurchases			17	17			2,902	2,902

Other income			50	50			30	30

Earnings before income taxes and discontinued operations	3,832	(23)	(2,113)	1,696	3,909	12	90	4,011

Segment assets	113,291	4,886	10,351	128,528	121,127	6,084	8,717	135,928

Expenditures for long-lived assets	1,355	90		1,445	588	(26)		562

	Six Months Ended July 2, 2005				Six Months Ended July 3, 2004
	Domestic Vision Centers	Other	Corporate & Eliminations	Consolidated	Domestic Vision Centers	Other	Corporate & Eliminations	Consolidated

Revenues from external customers	111,472	7,306		118,778	107,968	5,893		113,861

Depreciation and amortization	5,682	213		5,895	5,930	292		6,222

Segment operating profit	10,464	87	—	10,551	8,581	145	—	8,726

Interest expense			(4,553)	(4,553)			(5,754)	(5,754)

Gain on note repurchases			23	23			2,902	2,902

Other income			252	252			70	70

Earnings before income taxes and discontinued operations	10,464	87	(4,278)	6,273	8,572	154	(2,782)	5,944

Segment assets	113,291	4,886	10,351	128,528	121,127	6,084	8,717	135,928

Expenditures for long-lived assets	3,078	118		3,196	1,682	53		1,735

(8) SHAREHOLDERS’ EQUITY

On April 28, 2005 the Compensation Committee (the “Committee”) approved the final payment of awards under the Company’s long-term incentive plan for the performance period fiscal 2002-2004.  These awards were payable two-thirds in cash and one-third in shares of the Company’s common stock.  As a result, in the second quarter of 2005 we paid a total of approximately $1.0 million in cash and issued 67,664 shares of common stock for the payment of these awards.

(9) SUPPLEMENTAL DISCLOSURE INFORMATION

(i)                                     Inventory balances, by classification, are summarized as follows (amounts in thousands):

	July 2, 2005	January 1, 2005

Raw materials and work in progress	$9,062	$9,206
Finished goods	5,678	5,796
Supplies	449	356
Reserves	(1,275)	(1,293)
	$13,914	$14,065

(ii)                                  Accrued expenses and other current liabilities are summarized as follows (amounts in thousands):

	July 2, 2005	January 1, 2005
Accrued employee compensation and benefits	$3,691	$5,578
Provision for self-insured liabilities	3,383	3,275
Accrued rent expense	3,589	4,473
Customer deposit liability	3,430	2,460
Accrued interest expense	2,073	2,381
Deferred revenue	3,586	3,307
Other	3,300	2,298
Total	$23,052	$23,772

(iii)                               The following table details the activity in our product warranty liabilities for the six-month periods ended July 2, 2005 and July 3, 2004.  This represents our liability for certain product warranty services provided free of charge (amounts in thousands):

	Six Months Ended
	July 2, 2005	July 3, 2004
Balance, beginning of period	$420	$716
Charged to expense	2,737	2,873
Paid	(2,706)	(3,029)
Balance, end of period	$451	$560

(10) COMPREHENSIVE INCOME

Comprehensive income, which consists of net income and foreign currency translation adjustments, was $0.9 million and $4.7 million for the three months ended July 2, 2005 and July 3, 2004, respectively.  For the six months ended July 2, 2005 and July 3, 2004, comprehensive income was $3.7 million and $7.8 million, respectively.

(11) RELATED PARTY TRANSACTIONS

On August 20, 2004, we entered into a consulting agreement with Dr. Marc Nelson, a member of our Board of Directors, under which Dr. Nelson provides certain consulting services with respect to our freestanding vision centers.  The Audit Committee of the Board of Directors has approved this agreement, which contemplates that Dr. Nelson will provide up to 400 hours of such services through August 2005 at a rate of $150 per hour.  During the three-month and six-month periods ended July 2, 2005, the Company paid approximately $5,000 and $10,000, respectively, under this agreement.

Nelson Eye Associates, P.C., a professional corporation owned by Dr. Nelson, leases from us eye examination offices and equipment in 9 of our vision centers.  This entity paid us $71,000 and $76,000 in rent for these locations during the three-month periods ended July 2, 2005 and July 3, 2004, respectively, and $143,000 and $154,000 in rent for these locations during the six-month periods ended July 2, 2005 and July 3, 2004, respectively.

(12) COMMITMENTS AND CONTINGENCIES

Stock Appreciation Rights.  Pursuant to the terms of our Management Incentive Plan (the “Incentive Plan”), 401,411 performance units were awarded to members of senior management on June 29, 2004.  The performance period expires on June 29, 2007.  Each performance unit is payable in cash in an amount equal to the excess, if any, of the average market value of a share of the Company’s common stock during the 20 consecutive trading days ending June 29, 2007 over the closing price of a share of the Company’s common stock on June 29, 2004 ($2.30).  During 2004, 8,105 of these performance units were cancelled leaving 393,306 units outstanding at July 2, 2005.  Based on the excess of the closing price of our common stock on July 2, 2005 over the closing price of our common stock at June 29, 2004, and the portion of the performance period elapsed as of July 2, 2005, we have recorded an estimated liability of $335,000 which is included in Other Non-Current Liabilities in the Condensed Consolidated Balance Sheet.  In the event of a change in control, the performance units will become fully vested.

Legal Proceedings. We are involved in certain litigation and claims arising in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In May 2004, our Board of Directors engaged TM Capital Corp. as financial advisors to review our strategic alternatives.  On July 26, 2005, we announced that we had signed a definitive merger agreement with Vision Acquisition Corp., an affiliate of Berkshire Partners LLC, a private equity investor, pursuant to which Vision Acquisition Corp. has initiated a tender offer to acquire all outstanding shares of National Vision, Inc. common stock at a price of $7.25 per share in cash.  The merger agreement also contemplates that our senior subordinated notes due in March 2009 will be redeemed at par.  Concurrent with this announcement, we also announced that we had signed an agreement to acquire all of the outstanding common stock of Consolidated Vision Group, Inc. for approximately $88 million, including debt repayment. Consolidated Vision Group operates 111 retail optical stores under the brand name “America’s Best Contacts & Eyeglasses.”  On July 28, 2005, we filed a Form 14D-9 with the Securities and Exchange Commission providing additional information regarding the proposed transactions.

Consummation of the tender offer is subject to our simultaneous acquisition of Consolidated Vision Group, the tender of at least 67% of our fully diluted shares and other customary conditions.  We expect that the tender offer and acquisition of Consolidated Vision Group will be completed during the third calendar quarter of 2005.

THREE MONTHS ENDED JULY 2, 2005 COMPARED TO THE THREE MONTHS ENDED JULY 3, 2004

CONTINUING OPERATIONS

Total Net Revenue.  Total net revenue from continuing operations consists of sales of optical products and services and fees from managed vision care services.

Sales of optical products and services increased 3.1% in the three month period ended July 2, 2005 compared to the three month period ended July 3, 2004.  There were several factors that contributed to this increase.

1.               In June 2005 our semi-annual contact lens event generated $1.3 million more in sales of optical products and services than the prior year June event.

2.               A direct mail coupon campaign targeting our existing customer base and other discount promotions contributed to an increase in sales of eyeglasses.  The 2005 quarter also benefited from small price increases on selected frames and lenses implemented during the fourth quarter of 2004.

3.               A shift in product mix to sales of new higher priced contact lenses that were not available in the prior year comparable quarter.

4.               Revenue recognized from the sales of our twelve-month extended warranty plan was approximately $1.5 million for the current year quarter compared to $1.3 million during the prior year quarter.  Amounts collected from the sale of these warranties are recognized as revenue over the twelve-month warranty period on a straight-line basis.  We began selling this warranty plan in May 2003.

5.               There were 12 more stores included in continuing operations in the current year quarter compared to the prior year quarter.

Fees from managed vision care services include premiums from the sale of a managed care insurance product and patient co-payments for exam fees.  A wholly owned subsidiary (the “HMO”) operates a specialized health care service plan in California.  Until January 2004, the HMO operated optometric examination offices only in California Wal-Mart stores in which we operated a vision center.  In January 2004, the HMO also began operating optometric examination offices in certain California Wal-Mart stores in which Wal-Mart operates the vision center.  At July 2, 2005, the HMO operated 115 offices in California compared to 92 offices at July 3, 2004.  The increase in fees from managed vision care services is attributable to increased enrollments in the HMO plan and an increase in patient co-payments to $410,000 for the quarter ended July 2, 2005 from $85,000 for the quarter ended July 3, 2004.  The HMO had approximately 182,000 and 164,000 members at July 2, 2005 and July 3, 2004, respectively.

Gross Profit.  In the current year three-month period, gross profit dollars increased over gross profit dollars in the prior year three-month period.  The components of sales and gross profit for these periods are detailed below (dollars in thousands):

	Three Months Ended
	July 2, 2005		July 3, 2004
Optical Products and Services:
Sales, net	$56,128	100.0%	$54,421	100.0%
Cost of goods sold	25,119	44.8%	24,192	44.5%
Gross profit	$31,009	55.2%	$30,229	55.5%

Managed Vision Care Services:
Fee revenue	$2,601	100.0%	$1,909	100.0%
Cost of sales	1,761	67.7%	1,217	63.8%
Gross profit	$840	32.3%	$692	36.2%

Total net revenue	$58,729	100.0%	$56,330	100.0%
Total cost of goods sold	26,880	45.8%	25,409	45.1%
Total gross profit	$31,849	54.2%	$30,921	54.9%

The decline in gross profit on sales of optical products and services as a percent of sales to 55.2% in the quarter ended July 2, 2005 from 55.5% in the quarter ended July 3, 2004 was primarily attributable to an increase in rent expense of approximately $412,000 which reduced gross margin by 35 basis points.  The increase in rent expense was attributable to more of our Wal-Mart stores entering the option period of their lease when the minimum annual rent increases and higher rent expense as a percent of sales at our new freestanding vision centers during their sales ramp-up period.  A direct mail discount coupon promotion also reduced margins in the current year quarter compared to the prior year quarter.  These margin reductions were partially offset by lower material costs for frames and lenses in the current year quarter.

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

Selling, General and Administrative Expense (“SG&A expense”).  SG&A expense includes both store operating expenses and home office overhead as shown below (dollars in thousands):

	Three Months Ended
	July 2, 2005		July 3, 2004
	Amount	% of Total Revenue	Amount	% of Total Revenue
Store operating expense	$18,900	32.2%	$17,228	30.6%
Store depreciation and amortization	656	1.1%	853	1.5%
Field supervision	1,305	2.2%	1,317	2.3%
Corporate support	4,976	8.5%	5,469	9.7%
Amortization of Wal-Mart contract rights	1,877	3.2%	1,877	3.3%
Other depreciation and amortization	326	0.5%	256	0.5%
Total SG&A expense	$28,040	47.7%	$27,000	47.9%

Except for “Store operating expense” each category’s expenses declined or remained the same as a percent of total revenue.

The increase in the amount of store operating expense was primarily the result of increases in payroll and advertising costs partially offset by lower health insurance costs.  The increase in payroll costs is primarily attributable to merit increases given during the second quarters of 2004 and 2005, higher incentive compensation attributable to the increased sales volume and the 12 stores included in continuing operations in the current year quarter that had not yet opened in the prior year quarter.  The increase in advertising costs is due to higher levels of promotional activity during the ramp up period for our new freestanding stores and an increase in promotional spending to improve sales at our vision centers inside our host stores.  Reductions in health insurance costs were the result of lower health insurance claims.

Store depreciation costs declined in the current year quarter compared to the prior year quarter due to leasehold improvements and equipment at some stores becoming fully depreciated.

Corporate support expenses declined in the current year quarter compared to the prior year quarter due primarily to lower accruals under our various incentive compensation plans.  Total expense recorded under these incentive plans was approximately $0.8 million less in the second quarter of 2005 than in the second quarter of 2004, because of lower pre-tax earnings in the current year quarter compared to the prior year quarter and higher earnings targets under our short-term incentive program in the current year.  The savings in incentive costs were partially offset by an increase in payroll and benefits costs of approximately $0.3 million due in part to merit increases given in the second quarter of 2005 and the benefits cost attributable to the 401(k) Company matching contribution feature that was added to our 401(k) Plan in January 2005.

Interest Expense.  The outstanding balance of our Senior Subordinated Notes is the primary driver of interest expense.  Interest expense declined by approximately $0.7 million in the second quarter of 2005 compared to the second quarter of 2004 due to principal repayments and Note repurchases made during 2004 and the first six months of 2005.

Income Tax Expense.  The effective income tax rate based on pre-tax income from continuing operations and discontinued operations combined was 50.0% for the quarter ended July 2, 2005 compared to 4.6% for the quarter ended July 3, 2004.  Income tax expense of $233,000 in the 2004 second quarter included only the income taxes we expected to pay currently as the deferred tax provision was offset by a partial reversal of the previously recorded valuation allowance.  At January 1, 2005, as a result of our substantial improvement in profitability in 2004 and improved outlook for future profits, we eliminated the remaining balance of the deferred tax valuation allowance.  As a result of eliminating the deferred tax valuation allowance, the 2005 second quarter income tax expense includes $66,000 for the income taxes we expect to pay currently plus a provision for deferred income taxes of $798,000.  We expect to record income tax expense at an overall effective rate of 42.4% of pre-tax income for the remainder of 2005.  However, we expect that our obligation to pay taxes currently will be less than 5% of our pre-tax income.  See “Critical Accounting Policies and Estimates - Accounting for Income Taxes.”

Discontinued Operations. Historical operating results for our closed vision centers that were not relocated to freestanding locations within the vicinity of the closed locations are classified as discontinued operations for all periods.  These operating results are presented as discontinued operations because the vision center locations are geographically dispersed, and in the case of our domestic Wal-Mart locations, we believe the host will open a vision center in the space we vacate and, except in those cases where we open a nearby freestanding vision center, significant cash flows from the closed locations are not expected to migrate to our other vision center operations.

During the second quarter of 2005, we closed four vision centers inside Wal-Mart stores located in the United States as a result of lease expirations.  Also during the quarter we closed our two home medical equipment stores, which were opened in 2004 as a test.  During the first six months of 2005, we closed a total of 14 vision centers inside domestic Wal-Mart stores, four vision centers in Wal-Mart de Mexico stores and our two home medical equipment stores.  Six of the 14 vision centers closed inside domestic Wal-Mart stores were relocated to freestanding locations within the vicinity of the closed locations.  Relocated stores are not considered to be discontinued operations.  During 2004 we closed 55 vision centers in Wal-Mart stores in the United States, two vision centers in Wal-Mart de Mexico and three vision centers on military bases. Two of the 55 closed vision centers in domestic Wal-Mart stores were relocated to freestanding locations in the vicinity of the closed locations and are not considered discontinued operations. The six locations inside Wal-Mart de Mexico stores were closed due to poor operating results and prospects.  The loss on disposal of these operations includes severance and closing costs offset by gains recorded from the sale of certain assets. Condensed information for these discontinued operations is presented below (in thousands):

	Three Months Ended
	July 2, 2005	July 3, 2004
Total net revenue	$515	$5,808
Operating income	$70	$1,043
Loss on disposal	$(38)	$(43)
Income taxes	$16	$46

SIX MONTHS ENDED JULY 2, 2005 COMPARED TO THE SIX MONTHS ENDED JULY 3, 2004

CONTINUING OPERATIONS

Total Net Revenue.  Total net revenue from continuing operations consists of sales of optical products and services and fees from managed vision care services.

Sales of optical products and services increased 3.3% in the six-month period ended July 2, 2005 compared to the six-month period ended July 3, 2004.  There were several factors that contributed to this increase.

1.               In June 2005 our semi-annual contact lens event generated $1.3 million more in sales of optical products and services than the prior year June event.

2.               Direct mail coupon campaigns targeting our existing customer base and other discount promotions contributed to an increase in sales of eyeglasses.  The current year six-month period also benefited from small price increases on selected frames and lenses implemented during the fourth quarter of 2004.

3.               A shift in product mix to sales of new higher priced contact lenses that were not available in the prior year comparable quarter.

4.               Revenue recognized from the sales of our twelve-month extended warranty plan was approximately $2.9 million for the current year six-month period compared to $2.4 million during the prior year six-month period.  Amounts collected from the sale of these warranties are recognized as revenue over the twelve-month warranty period on a straight-line basis.  We began selling this warranty plan in May 2003.

5.               There were 12 more stores included in continuing operations in the current year six-month period compared to the prior year six-month period.

Fees from managed vision care services include premiums from the sale of a managed care insurance product and patient co-payments for exam fees.  A wholly owned subsidiary (the “HMO”) operates a specialized health care service plan in California.  Until January 2004, the HMO operated optometric examination offices only in California Wal-Mart stores in which we operated a vision center.  In January 2004, the HMO also began operating optometric examination offices in certain California Wal-Mart stores in which Wal-Mart operates the vision center.  At July 2, 2005, the HMO operated 115 offices in California compared to 92 offices at July 3, 2004.  The increase in fees from managed vision care services is attributable to increased enrollments in the HMO plan and an increase in patient co-payments to $725,000 for the six months ended July 2, 2005 from $116,000 for the six months ended July 3, 2004.  The HMO had approximately 182,000 and 164,000 members at July 2, 2005 and July 3, 2004, respectively.

Gross Profit.  In the current year six-month period, gross profit dollars increased over gross profit dollars in the prior year six-month period.  The components of sales and gross profit for these periods are detailed below (dollars in thousands):

	Six Months Ended
	July 2, 2005		July 3, 2004
Optical Products and Services:
Sales, net	$113,677	100.0%	$110,025	100.0%
Cost of goods sold	49,285	43.4%	46,802	42.5%
Gross profit	$64,392	56.6%	$63,223	57.5%

Managed Vision Care Services:
Fee revenue	$5,101	100.0%	$3,836	100.0%
Cost of sales	3,445	67.5%	2,442	63.7%
Gross profit	$1,656	32.5%	$1,394	36.3%

Total net revenue	$118,778	100.0%	$113,861	100.0%
Total cost of goods sold	52,730	44.4%	49,244	43.2%
Total gross profit	$66,048	55.6%	$64,617	56.8%

The decline in gross profit on sales of optical products and services as a percent of sales to 56.6% in the six months ended July 2, 2005 from 57.5% in the six months ended July 3, 2004 was due to several factors including (i) an increase in discount promotions in the current year six-month period, (ii) an increase in rent expense as a percent of sales due to more of our Wal-Mart stores entering the option period of their lease when the minimum annual rent increases and higher rent expense as a percent of sales for our new freestanding vision centers during their ramp-up period and (iii) a shift in product mix to a higher percentage of contact lens sales to total sales of optical products and services and a lower percentage of eyeglass sales.  Contact lens sales yield a lower gross margin percentage than do eyeglass sales.  As a percent of sales of optical products and services, contact lens sales increased to 21.1% in the six months ended July 2, 2005 from 20.5% in the prior year six month period, and eyeglass sales including the twelve-month extended warranty plan, declined to 75.3% in the six months ended July 2, 2005 from 76.0% in the prior year six-month period.

The gross profit on managed vision care services represents premium revenue and patient co-payments less claims expenses and the cost of operating our optometric examination offices.  The decline in the gross margin percentage in the current year six-month period compared to the prior year six-month period is due to the opening of 37 optometric offices next to vision centers operated by Wal-Mart since January 2004.  The operating expense ratio for these offices during their ramp up period, which we believe takes 24 to 36 months, is higher than the expense ratio at the more mature optometric offices we operate next to our vision centers inside Wal-Mart.

Selling, General and Administrative Expense (“SG&A expense”).  SG&A expense includes both store operating expenses and home office overhead as shown below (dollars in thousands):

	Six Months Ended
	July 2, 2005		July 3, 2004
	Amount	% of Total Revenue	Amount	% of Total Revenue
Store operating expense	$36,850	31.0%	$34,785	30.6%
Store depreciation and amortization	1,340	1.1%	1,736	1.5%
Field supervision	2,507	2.1%	2,692	2.4%
Corporate support	10,426	8.8%	12,431	10.9%
Amortization of Wal-Mart contract rights	3,754	3.2%	3,753	3.3%
Other depreciation and amortization	620	0.5%	494	0.4%
Total SG&A expense	$55,497	46.7%	$55,891	49.1%

Except for “Store operating expense” and “Other depreciation and amortization,” each category’s expenses declined as a percent of total revenue.

The increase in the amount of store operating expense was primarily the result of increases in payroll and advertising costs partially offset by lower health insurance and workers compensation insurance costs.  The increase in payroll costs is primarily attributable to merit increases given in the second quarters of 2004 and 2005, higher incentive compensation attributable to the increased sales volume and the fact that there were 12 more stores included in continuing operations in the current year six-month period compared to the prior year six month period.  The increase in advertising costs is due to higher levels of promotional activity during the ramp up period for our new freestanding stores and an increase in promotional spending to improve sales at our vision centers inside our host stores.  Reductions in health insurance and workers compensation insurance costs were the result of lower insurance claims.

Store depreciation costs declined in the current year six-month period compared to the prior year six-month period due to leasehold improvements and equipment at some stores becoming fully depreciated.

Field supervision expense declined in the current year six-month period compared to the prior year six-month period due to a reduction in the number of districts.

Corporate support expenses declined in the current year six-month period compared to the prior year six-month period due primarily to lower accruals under our various incentive compensation plans.  Total expense recorded under these incentive plans was approximately $2.5 million less in the first six months of 2005 than in the first six months of 2004, primarily because of higher earnings targets under our short-term incentive program in the current year.  The savings in incentive costs were partially offset by increases in payroll and benefits costs of approximately $0.4 million and in professional fees of approximately $0.2 million.  The increase in payroll and benefits costs was due in part to merit increases given in the second quarters of 2004 and 2005 and the benefits cost attributable to the 401k Company matching contribution feature that was added to our 401k Plan in January 2005.  The increase in professional fees was attributable to our Sarbanes-Oxley compliance project and the Oklahoma lawsuit described under “Legal Matters” in our Form 10-K filed on March 25, 2005.

Interest Expense.  The outstanding balance of our Senior Subordinated Notes is the primary driver of interest expense.  Interest expense declined by approximately $1.2 million in the first six months of 2005 compared to the first six months of 2004 due to principal repayments and Note repurchases made during 2004 and the first six months of 2005.

Income Tax Expense.  The effective income tax rate based on pre-tax income from continuing operations and discontinued operations combined was 42.4% for the six months ended July 2, 2005 compared to 3.9% for the six months ended July 3, 2004.  Income tax expense of $418,000 in the first six months of 2004 included only the income taxes we expected to pay currently as the deferred tax provision was offset by a partial reversal of the previously recorded valuation allowance.  At January 1, 2005, as a result of our substantial improvement in profitability in 2004 and improved outlook for future profits, we eliminated the remaining balance of the deferred tax valuation allowance.  As a result of eliminating the deferred tax valuation allowance, income tax expense for the first six months of 2005 includes $225,000 for the income taxes we expect to pay currently plus a provision for deferred income taxes of $2,493,000.  We expect to record income tax expense at an overall effective rate of 42.4% of pre-tax income for the remainder of 2005.  However, we expect that our obligation to pay taxes currently will be less than 5% of our pre-tax income.  See “Critical Accounting Policies and Estimates - Accounting for Income Taxes.”

Discontinued Operations. Historical operating results for our closed vision centers that were not relocated to freestanding locations within the vicinity of the closed locations are classified as discontinued operations for all periods.  These operating results are presented as discontinued operations because the vision center locations are geographically dispersed, and in the case of our domestic Wal-Mart locations, we believe the host will open a vision center in the space we vacate and, except in those cases where we open a nearby freestanding vision center, significant cash flows from the closed locations are not expected to migrate to our other vision center operations.

During the first six months of 2005, we closed 14 vision centers inside domestic Wal-Mart stores, four vision centers in Wal-Mart de Mexico stores and our two home medical equipment stores that were opened in 2004 as a test.  Six of the 14 vision centers closed inside domestic Wal-Mart stores were relocated to freestanding locations within the vicinity of the closed locations.  Relocated stores are not considered to be discontinued operations.  During 2004 we closed 55 vision centers in Wal-Mart stores in the United States, two vision centers in Wal-Mart de Mexico and three vision centers on military bases. Two of the 55 closed vision centers in domestic Wal-Mart stores were relocated to freestanding locations in the vicinity of the closed locations and are not considered discontinued operations. The six locations inside Wal-Mart de Mexico stores were closed due to poor operating results and prospects.  The loss on disposal of these operations includes severance and closing costs offset by gains recorded from the sale of certain assets. Condensed information for these discontinued operations is presented below (in thousands):

	Six Months Ended
	July 2, 2005	July 3, 2004
Total net revenue	$1,651	$13,610
Operating income	$196	$2,417
Loss on disposal	$(58)	$(74)
Income taxes	$59	$118

LEASE AGREEMENTS

Vision Center Lease Agreements. Our retail vision center operations are governed by occupancy agreements, all but eight of which are with our hosts.  The table below sets forth the number of vision center openings and closings during the six months ended July 2, 2005.

	Inside U.S. Wal-Mart Stores	Inside Wal-Mart Stores in Mexico	Inside Fred Meyer Stores	On U.S. Military Bases	Free- Standing Stores	Total No. of Vision Centers

Store count, January 1, 2005	304	35	47	28	2	416
Store openings		1		7	6	14
Store closings	(14)	(4)				(18)

Store count, July 2, 2005	290	32	47	35	8	412
Net change during period	(14)	(3)	—	7	6	(4)

All 14 domestic Wal-Mart closings were the result of lease expirations.  Six of these stores were relocated to freestanding vision center locations.  The four closings in Wal-Mart de Mexico stores were made at our request due to the poor operating results and prospects of those stores.

Lease Expiration Dates. The following table sets forth the number of our vision center leases that we expect to expire during the remainder of 2005 and in each year thereafter until the final projected expiration of all leases.  In the first six-months of 2005 three of our domestic Wal-Mart leases were extended as a result of conversion to Supercenters.  We expect the leases for another 10 of our domestic Wal-Mart vision centers to be extended as a result of Supercenter conversions scheduled for the balance of 2005 and 2006.  These conversions are reflected in the table below.  We can provide no assurance that these 10 expected lease extensions will in fact occur.

We entered into a new lease agreement with Wal-Mart de Mexico effective June 1, 2005 under which the lease terms for all of our Mexico vision centers will expire on July 31, 2007.  Prior to June 1, 2005 each vision center in Mexico had a separate lease term with expirations occurring through November 2011.  Also prior to signing the new lease agreement, 13 of our Mexico vision centers were operating on a month-to-month lease.

	Leases Expiring In Fiscal Year
	Remainder of 2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Host Company:
Wal-Mart
Domestic	20	38	38	26	36	13	18	27	14	14	18	14	9	5
Mexico	—	—	32	—	—	—	—	—	—	—	—	—	—	—
Fred Meyer	—	47	—	—	—	—	—	—	—	—	—	—	—	—
Military	4	8	4	4	2	3	6	4	—	—	—	—	—	—
Freestanding stores	—	1	—	—	2	4	—	—	—	—	1	—	—	—
Totals	24	94	74	30	40	20	24	31	14	14	19	14	9	5

Subsequent to the end of the 2005 second quarter, we closed three domestic Wal-Mart vision centers at the expiration of their lease, we opened one freestanding vision center and we opened one vision center on a military base.  On May 13, 2005, the Pentagon announced the closing of several of its military bases; we currently operate a vision center on only one of these bases.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended July 2, 2005, we generated operating cash flow of $12.3 million, a decrease of $2.5 million from the prior year six-month period.  The current year’s operating cash flow was substantially in excess of amounts needed to fund our capital expenditures and make mandatory principal redemptions of our Senior Subordinated Notes (the “Notes”).

We made a mandatory principal redemption payment on the Notes of approximately $4.9 million on February 28, 2005.  This redemption was based on the requirements of the Indenture and was made at par.  On June 1, 2005, we made an optional partial redemption of the Notes of $5.2 million at par.  By making the optional redemption payment on June 1, 2005 rather than waiting for the next mandatory redemption payment date, we saved approximately $158,000 in interest expense.  During the six-months ended July 2, 2005, we also repurchased at a slight discount, Notes with a par value of $819,000.

To meet occasional needs for additional funding, we currently maintain a $10 million revolving credit facility with Bank of America. Our borrowing capacity under this credit facility is based upon specified advance rates applied to eligible accounts receivable and inventory balances.  A portion of the Bank of America facility may be used to issue letters of credit.  At July 2, 2005, we had no borrowings under our credit facility, we had letters of credit of $3.8 million outstanding and our unused availability was approximately $2.7 million.  The Bank of America credit facility expires on May 30, 2007 or earlier in the event of a change in control.

As amended to date, our Bank of America facility contains various restrictive covenants, including requirements that we:

•                  maintain minimum EBITDA (as defined) of $19.6 million for each rolling 12-month period ending on the last day of each fiscal month,

•                  maintain a minimum fixed charge coverage ratio (as defined) of 1.0 to 1.0 for each six-month period ending nearest June 30 and December 31,

•                  limit our annual lease obligations in non-hosted locations, and

•                  limit our capital expenditures.

In March 2005, to allow for the opening of new freestanding locations, Bank of America increased the limit on certain non-host lease obligations from $800,000 during any consecutive twelve-month period to $2,000,000 during any consecutive twelve-month period and provided for capital expenditures of up to $9.5 million in 2005.  The capital spending limit will revert to its previous level of $5.5 million after 2005.  We cannot offer any assurances that, if needed, Bank of America would increase the annual lease payment or capital spending limits to accommodate an accelerated pace of store openings.

We continually monitor our compliance with covenants under the Bank of America agreement and believe that we currently comply with all such covenants.  We include the EBITDA disclosure below because it is an important covenant of the Bank of America agreement.

The following is a reconciliation of net earnings to adjusted EBITDA as defined (amounts in thousands):

	Six Months Ended		Rolling Twelve Months
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net earnings	$3,693	$7,869	$8,199	$8,770
Adjustments:
Interest expense	4,553	5,754	9,394	12,249
Income tax expense	2,718	418	1,513	616
Depreciation and amortization	6,086	6,850	12,778	14,707
Gains on repurchase of Senior Subordinated Notes	(23)	(2,902)	(287)	(5,223)
Deferred stock compensation	68	42	127	158
Impairment of long-lived assets			336	550
Interest income	(124)	(75)	(208)	(222)
Purchase discounts	(77)	(109)	(192)	(248)
Bank fees	96	114	211	242
Adjusted EBITDA, as defined	$16,990	$17,961	$31,871	$31,599

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

The following table presents the financial measures calculated and presented in accordance with generally accepted accounting principles that are most directly comparable to EBITDA, as defined (in thousands):

	Six Months Ended		Rolling Twelve Months
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net cash provided by operating activities	$12,266	$14,831	21,160	19,684
Net cash used by investing activities	(3,261)	(1,601)	(6,552)	(4,380)
Net cash used by financing activities	(10,854)	(11,769)	(13,605)	(20,911)
Net increase (decrease) in cash	$(1,849)	$1,461	$1,003	$(5,607)

The Company’s capital expenditures have historically been for store openings, relocations, and remodeling, lensmaking and other optometric equipment.  Capital costs for the eight freestanding stores opened through July 2, 2005 averaged approximately $225,000 per store.  We opened seven new military locations in the six-month period ended July 2, 2005, one additional military location in July and we intend to bid on several other locations during 2005 as the current contracts expire.  Capital costs for the seven new military locations we opened during the first six-months of 2005 averaged $79,000 per store.   During the first six-months of 2005 we incurred capital costs of approximately $84,000 for each of three of our Wal-Mart vision centers at the time their lease was extended because Wal-Mart converted the stores to a Supercenter.  During the remainder of 2005, we expect to refixture five additional vision centers due to Wal-Mart Supercenter conversions.

We expect that cash flow generated by 2005 operations will be sufficient to fund debt service costs and the capital costs associated with new store openings.

Although we expect to record an income tax provision in 2005 at a rate of 42.4% of pre-tax income, we do not anticipate that our actual obligations to pay income taxes will increase from 2004’s rate of less than 5% of pre-tax income because of our ability to utilize net operating tax loss carry-forwards to offset our regular federal tax liability and substantially all of our state tax liabilities.  We estimate that our usable federal net operating loss carry-forward is approximately $61.1 million at January 1, 2005.  Available state net operating loss carry-forwards vary by jurisdiction.  Many of these tax losses, particularly the federal loss carry-forward, are subject to significant limitations in certain circumstances.

FUTURE COMMITMENTS

The table below sets forth our contractual obligations as of July 2, 2005 (amounts in thousands):

	Payments due by fiscal year
	Remainder of 2005	2006	2007	2008	2009	There- after	Total

Senior Subordinated Notes	$3,009				$63,902		$66,911

Interest expense	$3,894	$7,668	$7,668	$7,668	$1,917		$28,815

Operating lease obligations (a)	$10,917	$18,803	$11,957	$7,181	$4,148	$8,299	$61,305

Purchase obligations (b)	$90	$174	$68	$17			$349

Payments due by fiscal year

(a) Our operating lease obligations represent minimum rent payments due under our various lease agreements for retail space, HMO offices and operating equipment.

(b) Our purchase obligations represent minimum purchase requirements for local phone and certain other data services including polling and Internet capability.

We have outstanding letters of credit in the amount of $3.8 million which expire in 2005.

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

Allowance for Uncollectible Third Party Receivables. Third party accounts receivable are recorded net of contractual allowances and reduced by an allowance for amounts that may become uncollectible in the future.  A significant portion of our receivables are due from health care plans or third-party administrators located throughout the United States.  Approximately 14% of our net sales of optical products in the first six months of 2005 were fully or partially paid by our customers third party insurance either through private insurance plans, third party insurance administration programs or government reimbursement programs such as Medicare and Medicaid.  Any failure on our part to accurately and timely file for reimbursement with these programs can have an adverse effect on our collection results which, in turn, will have an adverse effect on liquidity and profitability.

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

Intangible Value of Contractual Rights. Our most significant asset is the Intangible Value of Contractual Rights which represents the value, when we emerged from bankruptcy in May 2001, of our lease agreement with Wal-Mart and the business relationship therein created.  In connection with our emergence from bankruptcy, the Official Committee of Unsecured Creditors and we, each with the participation of our financial advisors, developed financial projections to assess the value of the reorganized company.  As a result of this process, the Intangible Value of Contractual Rights was recorded under “fresh start accounting” in the amount of $113.6 million representing the estimated discounted future cash flows from our vision center operations inside domestic Wal-Mart stores.  Such discounted cash flow estimates comprehended scheduled expirations of our leases in Wal-Mart as well as estimates of automatic lease extensions that occur upon conversion of Wal-Mart host stores to supercenter locations.  Such conversions were assumed to continue through 2010.

The Intangible Value of Contractual Rights is an amortizable intangible asset because it has a finite life.  However, the precise length of its life is not known principally because we cannot precisely predict supercenter conversions which continue to extend the contractual life of the asset.  Based on the May 2001 projections, our best estimate of the useful life of this asset was 15 years.  Due to the uncertainty involved in predicting the pattern of economic benefits to be realized from the Wal-Mart relationship, we amortize the asset using the straight-line method.

At July 2, 2005, the carrying value of this intangible asset has been reduced to $82.0 million as a result of its straight-line amortization through that date.  Since May 31, 2001, actual lease expirations and supercenter conversions have not differed significantly from the assumptions in the financial projections used to establish the recorded value of the Intangible Value of Contractual Rights at that date.  Nonetheless, the precise length of the asset’s life is still not known principally because we cannot precisely predict supercenter conversions.  Therefore, our best estimate of the remaining useful life of this asset is its remaining amortization period of 10 years and 11 months.

As anticipated in 2001, the business relationship that exists with Wal-Mart because of our master license agreement with them continues to have value by affording us additional growth opportunities such as:

•                  Certain Oklahoma statutes have to date been broadly interpreted as preventing any optical chain from operating vision centers in space leased from retailers such as Wal-Mart.  If we prevail in our current legal action against the District Attorney for Oklahoma County, Oklahoma, we may be able to sublease a significant number of vision centers from Wal-Mart in Oklahoma.

•                  In 2005, we began expanding our HMO locations into California Wal-Mart stores in which Wal-Mart operated its own vision center.

•                  In 2004, Wal-Mart granted us two in-store locations to test a retail home medical concept.  Due to the poor operating results of these stores, we closed them in the second quarter of 2005.

Therefore, we are still unable to predict with any degree of certainty the pattern of economic benefits to be realized as a result of the Wal-Mart relationship.  Accordingly, we continue to amortize the asset using the straight-line method.

We continually review all aspects of our operations in and business relationship with Wal-Mart.  Future events and circumstances may indicate that modifications of the remaining useful life of and/or the method of amortizing this asset are warranted.

Impairment of Long-Lived Assets. We assess impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Factors which could trigger an impairment review include (1) actual or anticipated operating losses at vision center locations; (2) a significant underperformance of vision center operations relative to expected historical or projected future operating results; (3) termination of individual leases prior to the expiration of their contractual term; (4) significantly fewer supercenter conversions than anticipated in May 2001; (5) significant changes in the manner or use of our assets or the strategy for our overall retail optical business; (6) significant negative industry or economic trends; or (7) a permanent adverse change in cash flows generated by an operation.  If one or more of the above indicators of impairment exists, we determine if the carrying value of the respective long-lived assets may not be recoverable based on a projected undiscounted cash flow model.  If the projected undiscounted cash flows are not in excess of the book value of the related asset, we measure impairment based on a projected discounted cash flow model.

We continually monitor our business for events or changes in circumstances that would indicate that the carrying value of our long-lived assets may not be recoverable.  In addition, each year when the following year’s budgets are prepared, we review the historical and projected operating results of each of our retail locations in order to assess whether such operating results are indicative of potential impairment.

Our tests for impairment of the Wal-Mart master license agreement involve developing new projections of the cash flows to be generated under the agreement and comparing this amount to the remaining carrying value of the Intangible Value of Contractual Rights.  We performed such a test in the third quarter of 2003 when the Company decided to close thirteen Wal-Mart vision centers prior to the expiration of their leases due to poor operating performance.  The test indicated that the sum of the undiscounted cash flows expected from our remaining Wal-Mart leases significantly exceeded the carrying value of the intangible asset.  Accordingly, no impairment loss was recorded.  Since the third quarter of 2003, we have not noted any other events or changes in circumstances pertaining to the Wal-Mart master license agreement that would warrant an impairment review.  However, in connection with our engagement of a financial advisor in mid 2004, we developed a new long-term projection model.  This financial model reconfirmed that the sum of the undiscounted cash flows expected from our remaining Wal-Mart leases significantly exceeded the carrying value of the intangible asset.

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

INTEREST RATE RISK

We borrow under our credit facility at variable interest rates.  We therefore incur the risk of increased interest costs if interest rates rise.  At July 2, 2005, we had no outstanding borrowings under our credit facility.  Our interest cost under our Senior Notes is fixed at 12% through their maturity date of March 30, 2009.

FOREIGN CURRENCY RISK

Our division in Mexico operates in a functional currency other than the U.S. dollar.  The net assets of this division are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity.  Such translation resulted in an unrealized gain of approximately $7,000 and an unrealized loss of approximately $50,000 for the three months ended July 2, 2005 and July 3, 2004, respectively.  For the six months ended July 2, 2005 and July 3, 2004 such translation resulted in an unrealized gain of approximately $12,000 and an unrealized loss of $27,000, respectively.  Historically, we have not attempted to hedge this equity risk.

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

August 15, 2005